Form 10QSB
period 1999-09-30
SORISOLE ACQUISITION CORP
filed 1999-11-22
CIK 1092302

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-_______



                           SORISOLE ACQUISITION CORP.
                 (Name of Small Business Issuer in its charter)


                Delaware                            33-0838660
     -------------------------------            -------------------
     (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


           2600 Michelson Drive, Suite 490, Irvine, California 92612
           ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (949) 475-9600
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

___ Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
   ---  ---

As of September 30, 1999, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


         Unaudited Condensed Consolidated Balance Sheet at September 30, 1999

         Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and for the period from inception (April 21, 1997) to September 30, 1999

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998 and for the period from inception (April 21, 1997) to September 30, 1999

         Notes to Condensed Consolidated Financial Statements


                                 SORISOLE ACQUISITION CORP.
                                (A DEVELOPMENT STAGE COMPANY)
                                        Balance Sheet
                                         (Unaudited)
                                     September 30, 1999

                                     ASSETS

TOTAL ASSETS                                                                              $             -
                                                                                          ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                                         $             -
                                                                                          ----------------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                                                       -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                                           500
   Additional paid in capital                                                                       4,155
   Deficit accumulated during the development stage                                                (4,655)
                                                                                          ----------------

      NET SHAREHOLDERS' EQUITY                                                                          -
                                                                                          ----------------

                                                                                          $             -
                                                                                          ================

                                 SORISOLE ACQUISITION CORP.
                                (A DEVELOPMENT STAGE COMPANY)
                                  Statements of Operations
                                         (Unaudited)

                                                                                            CUMULATIVE
                                                                                          FROM INCEPTION
                                                              THREE MONTHS                (APRIL 21, 1997)
                                                           ENDED SEPTEMBER 30,            TO SEPTEMBER 30,
                                                     -------------------------------      ----------------
                                                        1999                 1998              1999
                                                     ----------           ----------      ----------------
Costs and expenses:

  General and administrative expenses                $   3,485            $     190       $         4,655
                                                     ----------           ----------      ----------------

NET LOSS                                             $  (3,485)           $    (190)      $        (4,655)
                                                     ==========           ==========      ================

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $   (0.01)           $       -
                                                     ==========           ==========


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                   500,000              500,000
                                                     ==========           ==========

                                 SORISOLE ACQUISITION CORP.
                                (A DEVELOPMENT STAGE COMPANY)
                                  Statements of Operations
                                         (Unaudited)

                                                                                            CUMULATIVE
                                                                                           FROM INCEPTION
                                                              NINE MONTHS                 (APRIL 21, 1997)
                                                           ENDED SEPTEMBER 30,             TO SEPTEMBER 30,
                                                     -------------------------------      ----------------
                                                        1999                 1998               1999
                                                     ----------           ----------      ----------------

Costs and expenses:

  General and administrative expenses                $   3,815            $     515       $         4,655
                                                     ----------           ----------      ----------------


NET LOSS                                             $  (3,815)           $    (515)      $        (4,655)
                                                     ==========           ==========      ================


BASIC AND DILUTED NET LOSS PER COMMON SHARE          $   (0.01)           $      -
                                                     ==========           ==========


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                   500,000              500,000
                                                     ==========           ==========


                                 SORISOLE ACQUISITION CORP.
                                (A DEVELOPMENT STAGE COMPANY)
                                   Statement of Cash Flows
                                         (Unaudited)

                                                                                                       CUMULATIVE
                                                                                                     FROM INCEPTION
                                                                      NINE MONTHS                   (APRIL 21, 1997)
                                                                  ENDED SEPTEMBER 30,               TO SEPTEMBER 30,
                                                             ------------------------------         ----------------
                                                                1999                1998                  1999
                                                             ----------          ----------         ----------------
Cash flows from operating activities:

  Net loss                                                   $  (3,815)          $    (515)         $        (4,655)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                    -                   -                        -
                                                             ----------          ----------         ----------------

    Net cash used by operating activities                       (3,815)               (515)                  (4,655)
                                                             ----------          ----------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                 -                   -                        -
                                                             ----------          ----------         ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                           -                 175                      500
  Capital contribution                                           3,815                 340                    4,155
                                                             ----------          ----------         ----------------

    Net cash provided by financing activities                    3,815                 515                    4,655
                                                             ----------          ----------         ----------------

Net increase (decrease) in cash                                      -                   -                        -
                                                             ----------          ----------         ----------------

CASH, BEGINNING OF PERIOD                                            -                   -                        -
                                                             ----------          ----------         ----------------

CASH, END OF PERIOD                                          $       -           $       -          $             -
                                                             ==========          ==========         ================

                           SORISOLE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Sorisole Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998.

NOTE B - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------

      Organization
      ------------

      The Company was formed on April 21, 1997 under the laws of the state of Delaware. From inception, the Company has been inactive and has had no significant operations. The Company is authorized to do any legal business activity as controlled by Delaware law. The Company is classified as a development stage company because its principal activities involve seeking to acquire business opportunities.

      Basic and diluted net loss per share
      ------------------------------------

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 1999 there were no dilutive convertible shares, stock options or warrants.

                                                                     (continued)

                           SORISOLE ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE C - SHAREHOLDERS' EQUITY
-----------------------------

      In April 1997, the Company issued 420,000 shares of common stock at a price of $.001 per share to its founders. The Company also issued 80,000 shares of common stock at a price of $.001 per share in a limited private placement to 50 investors.

NOTE D - GOING CONCERN
----------------------

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

      The Company's management intends to raise additional funds through equity offerings. However, there can be no assurance that management will be successful in this endeavor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

         The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. The Company has not yet engaged in business and has had no revenues. As of September 30, 1999, the Company had no assets or liabilities. The Company was originally capitalized with $500 in April 1997 and since then management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $4,155 to the capital of the Company. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required.

FORWARD LOOKING STATEMENTS

         This Registration Statement contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Registration Statement, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions which described in Part I, Item 1, Description of Business - Risk Factors," above. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

           Inapplicable.

Item 2. Changes in Securities and Use of Proceeds.

           Inapplicable.

Item 3. Defaults Upon Senior Securities.

           Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

           Inapplicable.

 Item 5. Other Information.

           Inapplicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         Exhibit 27.

         (b) Reports on Form 8-K

         Inapplicable.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     SORISOLE ACQUISITION CORP.,
                                                     a Delaware corporation


Date:  November 17, 1999                             By: /s/ DANILO CACCIAMATTA
                                                         -----------------------
                                                         Danilo Cacciamatta,
                                                         Chief Executive Officer