Form 10KSB
period 1999-12-31
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2000-05-30
CIK 1092302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[_]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE    ACT    OF    1934    For    the    transition    period    from
     _____________________________ to _________________

Commission File Number:______________


                    La Jolla Fresh Squeezed Coffee Co., Inc.
             (Exact name of registrant as specified in its charter)

Washington
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

9060 Activity Road, Suite A, San Diego, California                         92126
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  858.273.5282
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]


State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $6,306,000 aggregate market value as of March 31, 2000, based on the average bid and asked prices of such stock.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2000, there were 21,455,728 shares of the issuer's $.001 par value common stock issued and outstanding.

                                     PART I

Item 1. Description of Business.

LA JOLLA FRESH SQUEEZED COFFEE(TM) CO., Inc., a Washington Corporation ("LJCC" or "we"), is a manufacturer and distributor of gourmet cold-brewed coffee liquid extract, gourmet non-alcoholic cold coffee beverages and flavorant products. LJCC's proprietary cold extraction process combined with a revolutionary delivery system provides the institutional and food industry with a convenient gourmet coffee alternative that reduces labor, waste disposal costs, and production costs. We compete for revenues with the wholesale specialty coffee industry.

Management believes that the Company's cold-brewed coffee has the advantages of great taste, lower acidity and oil content, and the convenience of instant liquid coffee. The Company's cold-brewed coffee has a gourmet taste that is uncommon in the liquid coffee industry where flavor is often traded for convenience. The coffee taste is often described as clean with no acidic aftertaste. The liquid coffee delivery system used by the Company eliminates the substantial amount of coffee wasted every year by traditional coffee delivery systems that pre-brew the coffee often making the coffee burnt, or bitter. Our coffee can also be prepared by simply adding hot water. We also use a delivery system that requires no brewing; the coffee is prepared only as needed. In fact, the coffee preparation is virtually instant, which lowers labor costs, waste disposal costs for coffee grains and filters, and costs of wasted coffee disposed of because it is burnt or bitter. We believe our coffee stays fresher longer in an air pot providing longer service life than most other coffees, which tend to become bitter within an hour.

The Company is developing an important flavor creation capability. The creation of unique and commercially desirable flavors is a mixture of art, science and business. Our Flavorant products are coffee extracts that can be utilized as an ingredient in the manufacture of beverages and other food products such as ice cream. We believe that our products' purity level will provide a competitive advantage in the coffee extract market. We plan to position our flavorant product as a premium level ingredient.

In taste tests that range from small focus groups to multi-national manufacturers and exporters of coffees, La Jolla Fresh Squeezed Coffee products have been judged to be far superior to nationally recognized competitors. It is our belief that La Jolla Fresh Squeezed Coffee is able to achieve superior flavors for three principle reasons: (i) the Company generally uses superior beans; (ii) the Company's cold-brewing process removes unnecessary amounts of oils and acids that damage the flavor of coffee; and (iii) Stephen Corey, our Founder who is Vice President of Product Development, and his staff have a special gift for creating original delicious flavors well received by consumers.

The Company's principal technology, the cold-brewing process, traces its origin from the famous Scripps/Corey family of La Jolla, California. The Corey family first arrived to San Diego in 1907 and for nearly four generations, the families' cold-brewing process, derived from the Peruvian Inca Indians 900 years ago, was refined and improved, with each succeeding generation adding to and enhancing the process, while safe guarding their methods. Dr. Martha Dunn
Corey's secret family recipe for formulating the extract was handed down to Stephen Corey a direct descendent. Stephen Corey, a fourth generation La Jollan, then dedicated his life to bringing cold-brewed coffee to the world. For four years, Corey and his talented group of technicians and consultants perfected the commercialization of the cold coffee product and manufacturing process.

This research and development culminated into the HIPEX 7000, a commercial grade high volume ASME grade brewing vessel which manufacturers the Company's cold-brewed gourmet coffee extract. The cold brewed gourmet extract is used in our liquid coffee concentrate product, our non-alcoholic cold coffee drink, similar in style to Starbucks' Frappaccino, and in our coffee flavorant products. The Company is presently undertaking the final steps necessary to produce larger commercial volumes of their coffee products. These steps include the design and manufacture of a higher volume ASME grade brewing vessel, delivery and installation of this vessel. Management believes there is substantial potential for international licensing of the Company's equipment and process.

The Company was incorporated in the state of Washington on February 9, 1987 as North West Converters, Inc. On December 31,1996, the sole director and shareholder discontinued the operations of the Company. On October 31,

1997, our Articles of Incorporation were amended to change the par value of common stock to $.001, and the Company then began operations in the wholesale and retail gourmet and specialty foods and the operation of the retail store, both of which were unsuccessful. On June 2, 1997, we amended our Articles of Incorporation to change our name to North West Farms, Inc. In November 1998, we began the development stage of entering the retail and wholesale specialty coffee market. On June 2, 1999, we amended our Articles of Incorporation to change our name to La Jolla Coffee Co., Inc. and on June 16,1999 we amended our Articles of Incorporation to change our name to La Jolla Fresh Squeezed Coffee Co., Inc. On June 15, 1999, the Company's Board of Directors ratified the acquisition of the assets of Stephen's Coffee, Inc. and the merger with Stephen's Coffee Holding, Inc. (See "Legal Proceedings"). The Nasdaq Stock Market implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934. The Company was required to become a reporting company by the close of business on February 24, 2000. The Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to it pursuant to Rule 12g-3 in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

Our corporate headquarters and principal place of business is located at 9060 Activity Road, Suite A, San Diego, California 92126. The Company's phone number is (858) 273-5282.

Our Industry and Growth. The specialty coffees industry, as a group, has grown from $1.3 billion in 1993 to over $4 billion in 1998 (Source, SCAA, Specialty Coffee Association of America). Sales are expected to approach $5,000,000,000 annually by the turn of the century. The SCAA expects industry growth not to peak until around the year 2010. The US market for specialty coffee is large, fragmented and growing. The development of the specialty coffee industry has shown there is room for a variety of competitors.

According to the National Coffee Association's 1998 National Coffee Drinking Trends report, approximately 65% of all consumers (age 10+) drink coffee on a weekly basis, they drink an average of 3.0 cups per day, and the overall number of coffee drinkers has grown from approximately 140 million in 1990 to approximately 168 million in 1999. Coffee drinkers demographics include a wide range of nationalities, ethnic origins, all age groups, sexes, income levels, mainstream and fringe lifestyles.

The specialty coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow through the end of the century. Specialty coffees provide consumers with a considerably higher quality coffee experience for relatively little additional cost.

The specialty coffee market is highly competitive. Many of our competitors have greater marketing and financial resources and brand name recognition combined with larger customer base and distribution channels.

Liquid Coffee Concentrate. We are part of the specialty coffee industry that is generally defined as Liquid Extracts, Cold Flavored Coffees, and Super Premium Coffee. The Nestle Corporation, which recently entered the liquid extract market, predicts that the liquid extracts industry has a $680,000,000 market potential. 55 billion cups of coffee are served annually in total food service,
1.7 billion cups of that is soluble coffee. The Soluble Coffee Sector is defined as all forms of instant coffee, including liquid coffee extracts and powdered concentrates. Liquid coffee concentrate is a part of, and also competes with the soluble coffee industry. The primary customers of the soluble coffee market are the Institutional and Hospitality sectors, which are the largest consumers of coffee and require convenient and economical coffee products. More specifically, the hospitality convention oriented larger hotels (125 rooms plus) use concentrates to predictably and conveniently dispense large volumes of coffee to several hundred guests often at one time. Brewing coffee creates a time and labor requirement that does not satisfy the demands of this market. Not surprisingly, this market is the first to embrace the coffee concentrate concept. In fact, eighty percent of all coffee served in Las Vegas is liquid coffee concentrate.

Hospitality and Institutional use of coffee concentrates in the United States is led by Douwe Egbert, a subsidiary of Sara Lee. Superior Coffee distributes Douwe Egbert products. Douwe Egbert offers a turnkey solution, which is economical and easy to use but produces very mediocre tasting coffee.

The Gourmet Coffee Concentrate Market is currently a small but emerging market, which Management believes will echo the development and stratification of the ground coffee markets. Low-grade concentrates have pioneered the coffee concentrate business over the last ten years in the United States and paved the way for premium products. We compete with a number of liquid Coffee manufacturers including: Douwe Egbert, Amelia Bay, Victory House, Beverage House Inc., Lykes Pasco, Cool Brew, Nestle, Toddy, Sivetz, Filtron, and Flavor Brands. Douwe Egbert is the leader in the coffee concentrates market offering products that are economical and easy to use. These competitors use higher coffee concentration levels at the expense of flavor.

We believe our gourmet coffee taste is our competitive advantage. We achieve this gourmet taste by using our proprietary cold-brewing process and choosing lower coffee concentration levels, which enhances the flavor and aromatic profile of our coffee extract.

Cold Coffee Beverage. This "milk bottle" packaged market is dominated by a Starbucks/Pepsi partnership producing Frappucino beverages. Starbucks has a 90% market share. Starbuck's, the market leader, has brand name recognition, distribution channels and strong financial resources. The remaining 10% is divided among the smaller regional companies such as Coffee House USA and Buzz's Coffee.

Ingredient Market. Coffee is used as a key flavor ingredient in the manufacturer of hundreds of food products in the US and abroad. These products include: hot, cold and adult beverages, baked goods, cakes, cookies, novelties, candies, ice creams. Our extracts are ideally suited for broad spectrum of flavorant applications due to their excellent flavor profile, purity, and consistency. These qualities are unique to our extracts due to our proprietary cold-brewing, filtering, and packaging processes.

Kosher Market. The company's products recently received a Star-K kosher certification. The Star-K certification is a universally recognized symbol for purity and quality. We believe there is a tremendous market opportunity in the Orthodox Jewish community because we will be replacing inferior instant coffee used during the Sabbath and Passover with a gourmet alternative.

Products And Services.

Javalixir. Javalixir, which was developed for the food service and hospitality industry, is our pure coffee concentrate. We target major food service providers, such as family style restaurant chains, fast food chains, national and international hotel chains and the Military providing a complete program that offers economical solutions for high volume customers.

JavaNectar. JavaNectar is our premium cold coffee beverage served over ice or through granita "slushy" machines widely used in convenience store applications. We believe that JavaNectar is superior to our competitor's cold coffee beverages, which are largely derived from powder bases. The initial target market is convenience stores in the southwest.

Retail Javalixir Coffee Concentrate. The Retail Javalixir Coffee Concentrate is packaged as 5 ounce and 12 ounce bottles. We anticipate that the product will be offered to individuals by upscale gourmet grocery chains and by our Internet retail site currently under renovation.

Ingredients. Our flavorant products are coffee extracts that can be utilized as an ingredient in the manufacture of beverages and other food products such as ice cream. We believe that our products' purity level will provide a competitive advantage in the coffee extract market. We plan to position the flavorant product as a premium level ingredient.

Future Products. The Bottled Javanectar is a 10-ounce cold coffee drink, similar to Starbuck's Frappuccino beverage which has successfully been sold in every region of the country. We believe that the bottled Javanectar offers a higher quality, better tasting beverage at a comparable price. Starbucks manufacturing process involves a "full retort" to insure adequate pasteurization, the beverage is heated to approximately 280 degrees Fahrenheit for a minimum of two hours.

We believe that this process destroys much of the coffee flavors, thereby leaving the consumer's pallet with a relatively bland flavor note. We process our bottled beverage using a less invasive process approved by the Food and Drug Administration, which we believe leaves the majority of the coffee flavor intact. We anticipate that we will begin shipping our bottled Javanectar in July 2000. The shelf life of this product is estimated at 6 months, allowing us to market the product through national distribution channels. Our target markets include supermarkets, upscale gourmet markets and convenience stores.

Our Distribution. LJSFC will employ a combination of one sales person and one food broker for each of the three major markets in California. These markets include San Diego, Los Angeles and San Francisco. As popularity and subsequent demand increases through these regions, brokers and distributors will be employed to penetrate the various fringe markets.

Our Competition. The schedule below identifies, to the best of the Company's knowledge, the primary competitors for the liquid coffee business in the United States. Currently the competition has clustered around low-medium grade products while the Company is targeting the gourmet coffee niche.


                       Concentration      Liquid   Cold        Concentration      Bean Quality      Quality/      Price/
                                                   Brewed      Level                                Taste         Cup

Lykes Pasko            35 to 1            Yes      No          High               Med               Med           $.07-.11
Douwe Egbert           35 to 1            Yes      No          High               Med               Med           $.07-.12
Victoria House         6 to 1             Yes      Yes         Medium             Low               Low           $.13
Amelia Bay             70 to 1            Yes      No          High               Medium            Medium        $.07-10
Coffee Drop            90 to 1            Yes      No          Medium             Low               Low           $.07-09
Sivetz                 6 to 1             Yes      No          Medium             High              High          $.18
Filtron                6 to1              Yes      Yes         Medium             Low-Medium        Medium        $.24
Flavor Brands          6 to1              Yes      No          Medium-High        Low-Medium        Medium        $.16
Beverage House         90 to1             Yes      No          Medium-High        Low-Medium        Medium        $.07
LJFS Coffee            12 to 1            Yes      Yes         Medium             High              High          $.07-.11

Our cold-brewed competitors are regionally based and Management believes their products are inferior in quality and taste.

Our Business Strategy.

Management has focused the Company's marketing effort on our cold-brewed coffee concentrate and flavorant products because these products will achieve the fastest profits. The cold-brewed coffee concentrates target market is the hospitality and food service sector. Our flavorant products target the food manufacturing industry, which uses our product as a flavoring ingredient in the manufacture of ice creams baked goods, candies and beverages. The Company continues to develop higher volume cold-brewing vessels, and plans to exploit the resulting licensing opportunities in foreign markets. The Company is developing its own flavor formulas, such as the "French Vanilla" flavor, in order to expand product lines, improve quality, and increase profit margins.

Coffee Concentrate. Our strategy is to position La Jolla Fresh Squeezed Coffee as the new gourmet entry in the liquid coffee market offering superior quality at a nominally higher price. We target customers with high volume consumption who require convenience and speed. The Company seeks to create the first
"national brand" premium grade cold-brewed coffee beverage. This is our main profit center.

Our target market is the hospitality and food service industry where we offer turnkey coffee solutions by providing our gourmet coffee concentrate and state of the art coffee dispensing machine. We supply our cold brewed coffee concentrate in 1- gallon bag-in-box (BIB) aseptically filled containers. The Company is targeting opinion-leading customers including major hotel chains, fast food restaurants, hospitals and national airlines. After these accounts are established, the Company will then pursue more traditional distribution channels such as large food and beverage brokers and major retail and grocery chain stores.

Our goal is to dominate the marketplace in San Diego, then Southern California. This approach significantly lowers shipping costs and increases profit margins by eliminating distributors and brokers. San Diego is a highly populated city with several universities, a military presence and a thriving tourism industry; which all contribute to large industrial and food service demand. We target customers already using our competitors' liquid coffee, because these customers already understand the benefits of liquid coffee. However, We provide these customers with a superior gourmet tasting liquid extract alternative. We believe that our gourmet taste will increase these institutions coffee revenues because better taste should translate into more coffee being served.

Management estimates that tens of millions of coffee drinkers have varying degrees of sensitivity to the heavy acid and oil content of most coffees. This deterrent often minimizes or eliminates their consumption of coffee. Utah State University is testing the oil and acid content level in our coffee. When the Company has scientifically established that our coffee is lower in acid and oil than our competitors, then our products will be positioned as a healthier alternative.

Flavorant Products. Our Flavorant products are coffee extracts formulated to be utilized as ingredients in the manufacture of beverages and other food products. Our flavorant products focus on the food manufacturing industry for use in products such as ice creams, baked goods, candies and beverages. This is a large and lucrative market segment in which there is tremendous volume potential. We believe that our products' superior taste and aromatic profiles will provide a competitive advantage in the food manufacturing market. The Company intends to promote its brand identity, whenever possible, in the ingredients business by requiring clear labeling of La Jolla Fresh Squeezed Coffee Co. as the provider of the coffee extract, similar to "Intel inside". We plan to position our flavorant products as premium level ingredients.

Image and Brand Identity.

[GRAPHIC OMITTED]
La Jolla, California the Company's namesake is internationally known as the "Riviera of the Pacific". We strive to reflect a brand identity and image that reflects this world famous city's image; sophisticated, yet in keeping with the laid back California lifestyle. Our logo contains the image of a beach chair with a cup of coffee alongside it, which beckons the consumer to take a break, slow down, relax and enjoy a small indulgence. Many consumers have embraced this small indulgence concept as demonstrated by the record number gourmet coffee shops clustered around business districts where people actually leave their offices for an excellent cup of coffee. The company is in the process of filing several federal trademark applications to protect its trade names.

"Micro Cafe." La Jolla Fresh Squeezed Coffee is in the development stages of entering the coffee retail store sector. We are interested in the concept of a "Micro Cafe". A 650 square foot store where we can offer all the products and services of a larger store, while adding our delicious and innovative products and brand related merchandise. We would offer the best assortment of popular coffee products along with our own La Jolla Fresh Squeezed Coffee offerings. We believe there exists a "hole" in the market between the coffee kiosks on wheels and the Starbucks style super store. These cafes businesses have low start up and operating costs and the flexibility to compete in any marketplace. Typical costs are less than $75,000 for a fully operational store as compared to the $250,000 to $400,000 of a Starbucks style store. The large corporate coffee stores offer a distinct franchise opportunity for a small intimate neighborhood store where the product is excellent and the server actually knows you by name. Recent media announcements indicate tens of thousands of so-called "right sized" employees are looking for franchise opportunities.

We believe possible entry into this retail coffee shop market would provide La Jolla Fresh Squeezed Coffee with a public presence for our products and allow us to capture high margin retail sales and continue market research.


Our Suppliers and Equipment Vendors.

Coffee Markets. Coffee is the world's second largest agricultural product, which is a commercially grown in tropical regions in over 50 countries. The coffee markets supply, and therefore the price, is extremely volatile. Most coffee is traded in the commodity market. There are different quality ranges within each of the many different coffee varieties, which are priced accordingly. LJCC's liquid coffee concentrate allows for the finest quality beans to be blended with medium lesser quality grade beans, yet still achieve a gourmet flavor. LJCC trades in premium grade coffees, at negotiated prices usually above that of the commodity market depending on the current supply and demand, and in medium grade generally at the commodity price. Stephen Corey's background, experience and palate helps us maintain our high quality by combining the characteristics of different coffees and grades of coffee to create unique gourmet blends at reasonable prices.

The producing countries, economic, political and weather conditions often affect coffee prices. Historically, large organizations and associations also influence green coffee prices by agreements that establish quotas or restrict worldwide coffee supplies. In order to combat these external factors, LJCC engages contracts and forward commitments in the coffee-buying season to ensure supply. Using a wide variety and grade blend also reduces are exposure to price volatility of the premium grade coffees. Developing relationships with our suppliers also mitigates market exposure.

La Jolla Fresh Squeezed Coffee purchases green coffee beans for roasting and grinding according to customer specification and extract requirement. The Company buys premium beans from sources in Costa Rica, Brazil, El Salvador, Guatemala, Columbia and Hawaii. Beans are purchased directly from growers and through various coffee brokers. The major suppliers are as follows: Daymar Coffee, Holland Coffee, Cafe Moto.

Roasting. LJCC procures and roasts high-end green coffee beans to its exacting specifications according to the customer and extraction requirement by Cafe Moto in San Diego, California.

Dispensing Equipment. Karma Inc. a leading manufacturer of highly efficient coffee dispensing equipment provides the machines used in dispensing our liquid coffee concentrate. Their national network provides nationwide distribution and support for LJCC.

Packaging Machines. Cole Palmer a leading manufacture of high quality packaging machines provides the equipment used in packaging LJCC product for market.

Our Patents And Trademarks. The HIPEX 7000, LJCC's brewing vessel, is refined and highly efficient seventh generation technology. The vessel produces a 12 to 1 coffee concentrate. The Company currently holds no patents. The Company is protecting the proprietary rights of the cold-brewing process using a strictly enforced trade secret protocol until a patent protection is received from the United States Trademark and Patent Office. A patent application has not been filed. On November 4, 1999, LJCC filed an application with the United States Trademark and Patent Office to protect "Fresh Squeezed Coffee(TM)". LJCC is currently changing its logo and when that is complete an application for "La Jolla Fresh Squeezed Coffee Co." with the accompanying logo will be sought including all product names.

Governmental Regulation. LJCC is subject to the general laws and regulations relating to the food service industry. There are no specific laws or regulations that govern the coffee industry as a whole, that are materially different than other retail or wholesale food businesses.

Research And Development. LJCC invested $100,462 and $902,250 in research and development costs respectively in 1998 and 1999.

Employees. As of December 31, 1999,the Company had 7 employees, of which 7 were full time and none were part time employees. The Company believes employee relations are good.

Item 2.  Description of Property.

Our Property. As of the dates specified in the following table, we held the following property:

              ----------------------------------------------------
              Property                          December 31, 1999
              ----------------------------------------------------
              Cash and Equivalents                     $16,526.00
              ----------------------------------------------------
              Property and equipment, net             $102,225.00
              ----------------------------------------------------

Our Facilities. The Company headquarters are located in our 5700 square foot manufacturing facility at 9060 Activity Road, Suite A, San Diego CA 92126. Geologistics America's Inc., a sublessee, has subleased the property to James H. Watson, Jr. dba Entrepreneur Investments Inc, LLC ("EI") with permission of the Lessor, AMB Property Corporation. EI's sublease terminates June 30, 2002. EI has subleased the property by oral agreement to the Company. The company pays $2907 every month. Total rent expense for all leases for the years ended December 31, 1999 and 1998 amounted to approximately $72,254 and $48,775, respectively. We believe that our current facility will support the Company's growth up to approximately $10,000,000.

Item 3.  Legal Proceedings.

The Company is not aware of any pending litigation nor does it have any reason to believe that any such litigation exists, except as follows:

In or about November 1999, Michael Gilbert, a former director of the Stephen's Coffee, Inc. and Stephen's Coffee Holding, Inc. and current shareholder of the Company, filed an action in the United States District Court, Central District of California, alleging that the transfer of the assets of Stephen's Coffee, Inc. to the Company was fraudulent and seeking declaratory relief to unwind the transaction. In November 1998, the Company believed it had settled this matter by the payment of $15,000.00 (U.S. Dollars), the issuance of 150,000 shares and the resignation of Mr. Gilbert as a director of Stephen's Coffee, Inc. and Stephen's Coffee Holding, Inc. The Company believes that the claim is without merit and intends to vigorously defend it.

In or about November 1999, Thomas Reed, a current shareholder of the Company, filed an action in the Los Angeles Superior Court, alleging similar claims as those of Michael Gilbert, specifically that the transfer of the assets of Stephen's Coffee, Inc. to the Company was fraudulent and seeking declaratory relief to unwind the transaction. The Company believes that the claim is without merit and intends to vigorously defend it.

In or about November 1999, Nina Ushakow filed an action in Monterey superior Court alleging default on a promissory note for a $33,656. The Company believes the claim is without merit and intends to vigorously defend it.

Item 4.  Submission of Matters to Vote of Security Holders

None

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "LJCC". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. On April 27, 2000, the closing price of our common stock, as reported on the OTC Bulletin Board, was $.4375, and there were approximately 300 record holders of our common stock. The following table specifies the reported high and low sales or closing prices of the Company's common stock on the OTCBB for the periods indicated.

        ----------------------------------------------------------------
                          Period                     High        Low
        ----------------------------------------------------------------
        October 1, 1999 - December 31, 1999           $1.01    $ .34375
        ----------------------------------------------------------------
        July 1, 1999 - September 30, 1999            $ 1.75    $ .59375
        ----------------------------------------------------------------
        April 1, 1999 - June 30, 1999              $ 1.6875      $ 1.00
        ----------------------------------------------------------------
        January 1, 1999 - March 31, 1999            $ 1.125      $ 0.00
        ----------------------------------------------------------------

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The Bylaws of the Company specify how the cash available for distribution, whether occurring from operations or sales or refinancing, is to be shared among the shareholders. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend Policy. The Company has never declared or paid a cash dividend on its capital stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to any restrictions that may be imposed by the Company's lenders.

Penny Stock Regulation. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which (i) contained a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contained a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities' laws; (iii) contained a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in penny stock, the customer (i) with bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) month account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of the Company's securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities.

As of December 31, 1999, there were 21,500 options to purchase common stock at $1.00 per share, the majority of which expire on October 6, 2001 and 100,000 options to purchase common stock at $0.05 per share, which expire on December 31, 2001.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

The  following   information   specifies   forward-looking   statements  of  our
management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Actual results may differ materially from those contemplated by the forward-looking statements.

Results of Operations. The Company has not yet realized any revenue from operations, although it does expect to in the foreseeable future. The Company's only source of liquidity in the next 12 months will be the sale of its securities. The Company has limited cash reserves and is dependent on raising significant funds in order to develop and commercially exploit its financial services website. In the event the Company is unable to raise significant funds, the Company will be unable to implement its business plan.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot estimate when we will begin to realize positive gross revenue. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To achieve and maintain competitiveness, we may be required to raise additional substantial funds. We anticipate that we will need to raise significant capital to develop, promote and conduct its operations. Such capital may be raised through public or private financing as well as borrowing and other sources.

There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

Liquidity and Capital Resources. As of December 31, 1999, we have not realized any revenues from our operations. The Statement of Cash Flows for the year ended December 31, 1999, indicate a net loss of $2,711,836.00, compared to a net loss of $371,487.00 during the same period in 1998. We cannot predict when we will begin realizing positive revenue.

The Company's Plan of Operations for Next 12 Months. The Company has continued to review its business plan and evaluate various opportunities. In the next twelve months, we anticipate that we will market and promote the following products:

Javalixir: Food Service & Hospitality. Javalixer will be marketed through trade shows, Internet, direct sales to opinion leading customers, industry trade publications and in conjunction with dispensing equipment manufacturers such as Karma, who are being sought out for turn key solutions for high volume coffee service. We will convert existing customers of Douwe Egbert and those institutions who will benefit from our convenient dispensing format. These customers in turn will demand supply of our product through their existing distribution channels. This will force the distributors to carry our product line.

Javanectar 32-oz. Tetrapak. Marketing will be directed through major food distributing companies such as Starbucks, which supplies the food service industry. Forming alliances with reputable food brokers will be key to success in this sector of the market. The employment of food brokers will in turn allow the Company to minimize overhead for sales staff in the initial phases of our sales effort.

10-oz Javanectar / "Frappuccino" style bottled beverage. Because introducing a product in this category on a national scale is extremely costly, we will initially direct our efforts within the southern California region through C-stores, upscale grocery chains, and deli style restaurants chains. As LJFSC builds brand identity throughout Southern California, we will expand to the east. Distribution will be handled through conventional channels.

Retail Javalixir. The Company intends to go "head to head" with its retail competitors by placing product on the same supermarket shelf in geographic regions that have already accepted the concept of liquid coffee. We intend to take full advantage of the years of marketing required to convert conventional coffee drinkers to a liquid format. The combination of our high end packaging, competitive pricing and on-site sampling programs will drive sales. This is clearly one of the most expensive and least profitable marketing campaigns we will undertake. However, we believe this effort will benefit the company in terms of building brand identity. Brokers who deal exclusively in specialty gourmet products will be instrumental to our success in this regard.

In the next twelve months, we anticipate that we will fill the following positions:

Manufacturing and Production. The company is evaluating manufacturing and production managers to support production ramp-up. Currently consultants and members of the Board of Directors support this function.

Chemist and Food Scientist. We anticipate that we will a chemist and food scientist that can support both quality control and quality assurance functions and help manage production related activities. Currently consultants support this function.

Sales Force. We will employ a combination of one sales person and one food broker for each of the three major markets in California. These markets include San Diego, Los Angeles and San Francisco. As popularity and subsequent demand increases through these regions, brokers and distributors will be employed to penetrate the various fringe markets. The Company will implement a combination of minimum base salary and commission. As sales increase, sales personnel will move toward straight commission and appropriate equity compensation.

Product Research and Development. Under development Hipex 7000 HV, the next generation brewing vessel that will manufacture our liquid coffee extract. Output capacity per day: 500 gallons 12x concentrate (162,500 finished cups). This machine will be ordered over the next year at an approximate cost of $90,000.

Product Stabilization and the resulting extension of shelf life is a key component to commercialization. We have entered into a consulting relationship with Cornell University Food Sciences Division and Utah State University. The Company has also achieved satisfactory stabilization with their shelf stable Javalixir testing with a private consultant. We expect to have a stabilized javalixer in the 2nd quarter of 2000. This will dramatically enlarge Food Service and general distribution opportunities.

The Company requires additional cash infusion to continue to operate. To that end, the Company has a Private Placement Memorandum circulating to raise up to $1,500,000 from the issuance of common stock to be used for operating costs, an increased marketing effort and to purchase equipment to increase its production capacity. The operations of the Company will be scaled to level of capital raised to fund it.

Item 7.  Financial Statements

Copies of Financial Statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. All officers and directors of the Company will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

     ----------------------------------------------------------------------
     Name and Address        Age   Position
     ----------------------------------------------------------------------
     Kurt B. Toneys          45    President, Chief Executive Officer and a
                                   director
     ----------------------------------------------------------------------
     Stephen F. Corey        44    Secretary, Vice President and a director
     ----------------------------------------------------------------------

Kurt B. Toneys. Mr. Toneys is the President, Chief Executive Officer and a director of the Company. Mr. Toneys was the President of Polar Pacific, Inc., a California-based global distributor of refrigerants and reclamation technologies from 1996 through 1998. Mr. Toneys was a partner in Charles duPont & Co., a private investment banking firm from 1993 to 1996. Toneys studied business administration with emphasis in Finance and Entrepreneurship at the University of Southern California.

Stephen F. Corey. Mr. Corey is Secretary, Vice President of Product Development and a director of the Company. Mr. Corey has performed over five continuous years of intense scientific research on coffee and coffee processing systems in the following areas: coffee history, molecular structure of coffee, extraction processes, new technology of concentration & extraction, blend creation, product receptivity, and statistical analysis. Mr. Corey is directly responsible for developing the various coffee lines used by the Company as well as overseeing its manufacturing process and research and development for all future products. Mr. Corey studied science, chemistry, physics and empirical background in engineering while attending three years of college in Davos, Switzerland and one year at the College of Idaho. Mr. Corey holds technical degrees in Aviation and Airway Sciences.

There is no family relationship between any of the officers and directors of the Company. Other than the officers, there are no significant employees expected by the Company to make a significant contribution to the business of the Company.

There are no orders, judgments or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any officer or director of the Company from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any officer or director of the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not presently have knowledge as to whether all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus is anticipated to exceed $50,000 during the year ending December 31, 2000. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.


----------------------------------------------------------------------------------------------------------------------
Name and Principal Position      Year      Annual Salary ($)    Bonus ($)    Other Annual      All Other Compensation
                                                                             Compensation ($)
----------------------------------------------------------------------------------------------------------------------
Kurt B. Toneys, President        2000           $79,000.00       None              None                None
----------------------------------------------------------------------------------------------------------------------
Stephen Corey, Secretary,        2000           $79,896.70       None              None                None
Vice President
----------------------------------------------------------------------------------------------------------------------

Compensation of Directors. Our directors who are also employees receive no extra compensation for their service on our Board of Directors.

Employment Contracts. We have entered into an employment contract with Stephen Corey.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 1999 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.


Title of Class                Name and Address of                     Amount and Nature of                    Percent of Class
                              Beneficial Owner                        Beneficial Owner
--------------------------    -----------------------------------     ------------------------------------    -----------------

$.001 Par Value Common        Cape Mckinnon Inc., 154B 18th           7,100,000 Shares, Shareholder                    34.81%
Stock                         Avenue, San Francisco, California
                              94121

$.001 Par Value Common        Donald Kurth, 3300 PGA Blvd.,           1,200,000 Shares, Shareholder                     5.88%
Stock                         Suite 410, Palm Beach Gardens,
                              FL. 33410

$.001 Par Value Common        Stephen F. Corey, 9060 Activity         4,140,000 Shares, Secretary, Vice                20.3%
Stock                         Road, Suite A, Director San             President, Director
                              Diego, California 92126

$.001 Par Value Common                                                All directors and named executive                34.81%
Stock                                                                 officers as a group

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Management of the Company is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Promoters. There were no transactions with promoters, except for the following.

Pursuant to our acquisition of and our election to become the successor issuer to Sorisole Acquistion Corporation, a Delaware corporation for reporting purposes pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we issued 500,000 shares of our $001 par value common stock to Danilo Cacciamatta.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

We have entered into a website development agreement with 1st Net Tech, which is owned by Greg Writer, a former director of the Company.

We have entered into a sublease agreement for our facilities with Entrepreneur Investments, which is owned by Greg Writer, a former director of the Company.

Item 13.  Exhibits and Reports on Form 8-K

3.1 Articles of Incorporation of La Jolla Fresh Squeezed Coffee Co., Inc., as amended.*

3.2  Amendment to Articles of Incorporation*

3.3  Amendment to Articles of Incorporation*

3.4  Amendment to Articles of Incorporation*

3.5  Amendment to Articles of Incorporation*

3.6  By-Laws of La Jolla Fresh Squeezed Coffee Co., Inc.*

10.1 Stock Acquisition and Reorganization Agreement by and among La Jolla Fresh Squeezed Coffee Co., Inc. and Sorisole Acquisition Corp., dated February 22, 2000.*

10.2 Plan of Recapitalization and Merger by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Stephen's Coffee Holding, Inc. dated November 24, 1999.

10.3 Agreement of Purchase and Sale of Assets by and between La Jolla Coffee Co., Inc. dnd Stephen's Coffee Co., Inc. dated June 15, 1999.


10.4 Internet Web Site Development Agreement by and between Northwest Farms, Inc. and Technologies, Inc. dated November 9, 1998.**

10.5 Employment Agreement by and between Northwest Farms, Inc. and Stephen Corey dated November 3, 1998.**

10.6 Sublease Agreement by and between Geologistics Americas, Inc. and James H. Watson dba Entrepreneur Investments, LLC dated March 23, 1999.**

27   Financial Data Schedule*

* previously filed with Amendment No.1 to Form 8-K which was filed on April 24, 2000
** to be filed by amendment to Form 10-KSB

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, California, on May 26, 2000.

                                     La Jolla Fresh Squeezed Coffee Co., Inc., a Washington corporation

                                     By:  /s/ Kurt B. Toneys
                                          ------------------
                                          Kurt B. Toneys
                                     Its: President, Chief Executive Officer

ITEM 7. FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report ................................................   F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet as of December 31, 1999 .....................   F-3

     Consolidated  Statements of Operations  for each of the years in the two-year  period ended December 31, 1999 and the period
     from August 13, 1993 (Inception) to December 31, 1999 ..................   F-4

     Consolidated  Statements  of  Stockholders'  Deficit  for the period
     from  August 13, 1993 (Inception) to December 31, 1999 .................   F-5

     Consolidated  Statements  of Cash Flows for each of the years in the two-year  period ended December 31, 1999 and the period
     from August 13, 1993 (Inception) to December 31, 1999 ..................   F-8

     Notes to Consolidated Financial Statements .............................   F-9

                          Independent Auditors' Report

Board of Directors
La Jolla Fresh Squeezed Coffee Co., Inc.

We have audited the accompanying consolidated balance sheet of La Jolla Fresh Squeezed Coffee Co., Inc., (the "Company"), a development-stage company, as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 1999 and the period from August 13, 1993 (Inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Fresh Squeezed Coffee Co., Inc. as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 and the period from August 13, 1993 (Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses, has a working capital deficit and requires additional financing to sustain operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Irvine, California
April 21, 2000

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

--------------------------------------------------------------------------------


                                     ASSETS
Current assets:
     Cash                                                           $    16,526
     Accounts receivable                                                  3,771
                                                                    -----------
         Total current assets                                            20,297

Property and equipment, net                                             102,225
                                                                    -----------
                                                                    $   122,522
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                               $    11,637
     Accrued expenses                                                    63,371
     Accrued payroll and related benefits                                13,021
     Other liabilities                                                    8,000
                                                                    -----------
         Total current liabilities                                       96,029

Due to related party                                                     78,547
                                                                    -----------
         Total liabilities                                              174,576

Commitments and contingencies                                                --

Stockholders' deficit:
  Common stock, $0.001 par value; 50,000,000
     shares authorized; 20,398,486 issued and outstanding                20,398
   Additional paid-in capital                                         4,036,683
   Deficit accumulated during the development stage                  (3,599,135)
   Note receivable from officer                                        (510,000)
                                                                    -----------

         Total stockholders' deficit                                    (52,054)
                                                                    -----------
                                                                    $   122,522
                                                                    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 For the year ended              For the period from
                                                                                     December 31,                   August 13, 1993
                                                                         -----------------------------------         (Inception) to
                                                                             1999                    1998          December 31, 1999
                                                                         ------------           ------------     -------------------
Net sales                                                                $         --           $         --           $         --

Cost of sales                                                                      --                     --                     --
                                                                         ------------           ------------           ------------

         Gross profit                                                              --                     --                     --

Operating expenses-
   Selling, general and administrative                                      1,501,836                371,487              2,389,135
   Stock issued for services                                                1,210,000                     --              1,210,000
                                                                         ------------           ------------           ------------

         Net loss                                                        $ (2,711,836)          $   (371,487)          $ (3,599,135)
                                                                         ============           ============           ============

Basic and diluted loss per share                                         $       (.14)          $       (.12)
                                                                         ============           ============

Basic and diluted weighted average common shares
outstanding                                                                18,730,031              3,032,264
                                                                         ============           ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                              TO DECEMBER 31, 1999



                                                                                            Deficit
                                                      Common Stock                        Accumulated
                                                ------------------------    Additional     During the     Note
                                                                             Paid-In      Development   Receivable
                                                  Shares        Amount       Capital          Stage    From Officer      Total
                                                ----------    ----------    ----------     ----------  ------------    ----------
Common stock issued to founder and
 shareholders in recapitalization                1,142,500    $    1,143    $  148,113     $       --     $  --        $  149,256

Capital contributed by founder                          --            --       362,556             --        --           362,556

Net loss for the period from August 13, 1993
 (Inception) through December 31, 1997                  --            --            --       (515,812)       --          (515,812)
                                                ----------    ----------    ----------     ----------     -----        ----------

Balances, December 31, 1997                      1,142,500         1,143       510,669       (515,812)       --            (4,000)

Capital contributed by founder                                                 105,094             --        --           105,094

Shares retained by shareholders in
recapitalization on November 1, 1998            11,086,797        11,087       (11,087)            --        --                --

Stock issued in November and December
 1998 in a private placement at $0.35              503,571           503       175,747             --        --           176,250
 per share
Net loss                                                --            --            --       (371,487)       --          (371,487)
                                                ----------    ----------    ----------     ----------     -----        ----------

Balances, December 31, 1998                     12,732,868        12,733       780,423       (887,299)       --           (94,143)


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Continued)

                 FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                              TO DECEMBER 31, 1999


                                                                                            Deficit
                                                      Common Stock                        Accumulated
                                                ------------------------    Additional     During the     Note
                                                                             Paid-In      Development   Receivable
                                                  Shares        Amount       Capital          Stage    From Officer      Total
                                                ----------    ----------    ----------     ----------  ------------    ----------
Stock issued from January to March 1999
 in a private  placement at $0.35 per share        496,429           496       173,254         --             --        173,750

Stock issued from May to October 1999
 in a private  placement at $0.65 per share        475,846           476       308,824         --             --        309,300

Value of stock options granted to officers
 in February  1999 at $0.15 per share                   --            --     1,000,000         --             --      1,000,000

Exercise of stock options in February 1999
 at $0.15  per share for note                    3,400,000         3,400       506,600         --       (510,000)            --

Exercise of stock options in February 1999
 at $0.15  per share for employment services     1,600,000         1,600       238,400         --             --        240,000

Stock issued in June 1999 valued at $0.65
 per share  for services                         1,000,000         1,000       649,000         --             --        650,000

Stock issued for cash in June, August,
 September and October 1999 at $0.65 per share     446,152           446       289,554         --             --        290,000

Stock issued for cash in November 1999
 at prices ranging from $0.31 to $0.36             172,191           172        60,703         --             --         60,875
 per share


             The accompanying notes are an integral part of these
                        consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Continued)

                 FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                              TO DECEMBER 31, 1999



                                                                                       Deficit
                                                 Common Stock                        Accumulated
                                           ------------------------    Additional     During the        Note
                                                                        Paid-In      Development      Receivable
                                             Shares        Amount       Capital          Stage       From Officer       Total
                                           ----------    ----------    ----------     ----------     ------------     ----------
Stock issued for cash in December
1999 at $0.40 per  share                        75,000            75        29,925             --              --          30,000

Net loss                                            --            --            --     (2,711,836)             --      (2,711,836)
                                           -----------   -----------   -----------    -----------     -----------     -----------

Balances, December 31, 1999                 20,398,486   $    20,398   $ 4,036,683    $(3,599,135)    $  (510,000)    $   (52,054)
                                           ===========   ===========   ===========    ===========     ===========     ===========

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For the year ended           For the period from
                                                                                        December 31,               August 13, 1993
                                                                            ---------------------------------      (Inception) to
                                                                                1999                  1998        December 31, 1999
                                                                            -----------           -----------    -------------------
Cash flows from operating activities:
   Net loss                                                                 $(2,711,836)          $  (371,487)       $(3,599,135)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                                                  16,232                    --             16,232
   Value of stock options issued below fair value                             1,000,000                    --          1,000,000
   Issuance of common stock for services
rendered                                                                        890,000                    --            890,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                         (3,771)                   --             (3,771)
     Accounts payable                                                             6,109                 5,528             11,637
     Accrued expenses                                                            53,871                 9,500             63,371
     Accrued payroll and related benefits                                         9,357                 3,664             13,021
     Other liabilities                                                            8,000                    --              8,000
                                                                            -----------           -----------        -----------

       Net cash used in operating activities                                   (732,038)             (352,795)        (1,600,645)
                                                                            -----------           -----------        -----------

Cash flows from investing activities-
   Purchases of property and equipment                                         (118,457)                   --           (118,457)
                                                                            -----------           -----------        -----------

Cash flows from financing activities:
   (Decrease) increase in due to related parties                                (10,000)               88,547             78,547
   Issuance of common stock for cash                                            863,925               176,250          1,189,431
   Contributions of capital                                                          --               101,094            467,650
                                                                            -----------           -----------        -----------

       Net cash provided by financing activities                                853,925               365,891          1,735,628
                                                                            -----------           -----------        -----------

   Net increase in cash                                                           3,430                13,096             16,526
   Cash at beginning of period                                                   13,096                    --                 --
                                                                            -----------           -----------        -----------

   Cash at end of period                                                    $    16,526           $    13,096        $    16,526
                                                                            ===========           ===========        ===========

Non Cash Financing Activities-
   Stock issued to officer for promissory note                              $        --           $   510,000        $   510,000
                                                                            ===========           ===========        ===========


                   The accompanying notes are an integral part of these consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 1 - Organization

La Jolla Fresh Squeezed Coffee Company, Inc., formerly North West Farms, Inc. ("LJFSC"), incorporated in the state of Washington, and its subsidiaries (collectively the "Company") intends to manufacture, market and distribute quality cold-brewed coffee liquid extract and gourmet non-alcoholic cold coffee drinks. The Company since Inception has had no significant operations and, accordingly, is a company in the development stage.

Stephen's Coffee Co., Inc. ("SCC") was incorporated in the state of California on August 13, 1993 ("Inception"). SCC is the operating company responsible for the development of manufacturing methods and products for distribution. Effective November 1, 1998, SCC was acquired for 1,142,500 shares of common stock representing approximately 9% of the outstanding voting stock of LJFSC in exchange for the common stock of SCC. LJFSC has had no significant operations. For accounting purposes, the combination is treated as a recapitalization of SCC.

The accompanying consolidated financial statements reflect the historical assets and liabilities, and the related historical operations of SCC for all periods presented.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements at December 31, 1999, include the accounts of the Company and its subsidiaries. All inter-company accounts have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since its inception and requires substantial funds for its operational activities and sales efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking financing through a private placement of its common stock. There are no assurances that funds will be available to or, if available, that the Company will achieve revenues sufficient to meets its cost structure. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include, but are not limited to, the allowance for losses on uncollectible accounts receivable, and the impairment of long-lived assets.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 2 - Summary of Significant Accounting Policies, continued

Concentration of credit risk

The Company purchased certain products from two suppliers, which accounted for approximately 24% and 23% of total purchases during the year ended December 31, 1999. No suppliers represented more than 10% during the year ended December 31, 1998. Management does not believe that the loss of such suppliers could have a severe impact on the results of operations.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Property and Equipment

Property and equipment are depreciated over their estimated useful lives using the straight-line method over three to seven years. Additions and betterments are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

The Company periodically reviews the value of its property and equipment for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss would be recognized whenever the review demonstrates that the future undiscounted net cash flows expected to be generated by an asset from its use and eventual deposition are less than the carrying amount of the asset. Management believes no permanent impairment has occurred.

Revenue Recognition

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued to expenses at the time of sale.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax reporting

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 2 - Summary of Significant Accounting Policies, continued

purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. Through December 31, 1999, the Company had no employee stock options outstanding.

Loss Per Share

Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, warrants and other convertible securities. The Company did not have any potentially dilutive common stock equivalents outstanding as of December 31, 1999 or 1998.

Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income (loss). The Company had adopted the provisions of this statement during the current fiscal year, with no impact on the accompanying consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and assessing performance, and for which discrete financial information is available. The Company has adopted the provisions of this statement in 1999 with no impact on the accompanying consolidated financial statements.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 2 - Summary of Significant Accounting Policies, continued

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt SFAS No. 133 beginning on January 1, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements or related disclosures.

Note 3 - Acquisition

As discussed in Note 1, LJFSC entered into an asset purchase agreement with SCC to acquire all the assets of SCC for 1,142,500 shares of its common stock. Since the acquisition was treated as a recapitalization of SCC, these shares are reflected as outstanding since Inception. The shares totaling 11,086,797 retained by the shareholders of LJFSC are considered as issued in connection with the recapitalization in the accompanying consolidated statements of stockholders' deficit. LJFSC had no assets nor operations at the date of the acquisition.

Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 1999:

                Equipment                            $  59,956
                Furniture and fixtures                   1,249
                Leasehold improvements                  57,252
                                                     ---------
                                                       118,457
                Less accumulated depreciation          (16,232)
                                                     ---------
                                                     $ 102,225

Note 5 - Commitments and Contingencies

Lessee

The Company is the lessee of office equipment under operating leases typically for periods of three years. The Company leases its office space under an operating lease in which the terms are for a period of six months. Total rent expense for all leases for the years ended December 31, 1999 and 1998 amounted to approximately $72,254 and $48,775, respectively.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 5 - Commitments and Contingencies, continued

The Company's future annual minimum lease payments for all non-cancelable operating leases as of December 31, 1999, are as follows:

                Years Ending

                    2000                 $  64,614
                    2001                    47,172
                    2002                    29,730
                    2003                     7,957
                                           -------
                                         $ 149,473
                                           =======

Litigation

In November 1999, a former director of SCC made a claim against the Company alleging that certain corporate formalities were not complied with during the transfer of the assets of SCC entitling the plaintiff to unwind the transfer, $150,000 in damages and additional shares in the Company. In November 1998, the Company believed it had settled the matter by the payment of $15,000, the issuance of 150,000 shares and the director's resignation. The outcome of the case is uncertain. As such, no provision for loss has been made in the accompanying consolidated statements of operations.

In November 1999, a shareholder of the Company filed a claim against the Company alleging similar claims as above, specifically that the transfer of the assets of SCC was fraudulent and is seeking declaratory relief to unwind the transfer, and other damages. The outcome of the case is uncertain. As such, no provision for loss has been made in the accompanying consolidated statements of operations.

Note 6 - Stockholders' Deficit

During the period from Inception to December 1998, the president and founder of SCC had personally funded much of the operations. Approximately $468,000 was contributed to further the research and development of its cold extraction process and delivery system.

Common Stock Issuances

As discussed in Notes 1 and 3, effective November 1, 1998, NWF issued 1,142,500 shares of its common stock for all the assets subject to liabilities assumed of SCC. Since the acquisition was treated as a recapitalization of SCC, these shares are reflected as outstanding since Inception. The shares totaling 11,086,797 retained by the stockholders of NWF are considered as issued in connection with the recapitalization in the accompanying consolidated statements of stockholders' deficit.

In 1998, the Company issued 503,571 shares of common stock for $0.35 per share in a private placement offering for a total of $176,250. In 1999, the Company sold an additional 496,429 shares of common stock for $0.35 per share pursuant to such offering for a total of $173,750.

From May to October 1999, the Company received $309,300 from a private placement offering issuing 475,846 shares of its common stock for $0.65 per share.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 6 - Stockholders' Deficit, continued

In June 1999, the Company issued 1,000,000 shares of common stock to a third party in exchange for the development and maintenance of the Company's website. The services were valued at $650,000 or $0.65 per share. The Company disputes the transaction due to lack of performance by the vendor and the Company is currently pursuing cancellation of a portion of the shares. No adjustment has been made to the accompanying consolidated financial statements as a result of managements' intent to cancel certain shares under this arrangement.

At various times during 1999, the Company issued 446,152 shares of common stock at $0.65 per share for total proceeds of $290,000.

In November 1999, the Company issued 172,191 shares of common stock at prices ranging from $0.31 to $0.36 per share for total proceeds of $60,875.

In December 1999, the Company issued 75,000 shares of common stock at $0.40 per share for total proceeds of $30,000.

Stock Options

In 1999, the Company adopted the 1999 Incentive Stock Option Plan (the "Plan"), which authorizes the granting of options to key employees, directors, and/or consultants to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the fair market value of the Company's common stock at the date of grant and become exercisable over a period of three years from the date of grant. During 1999, options to purchase 5,000,000 shares of the Company's common stock were granted and exercised at $0.15 per share.

In February 1999, pursuant to the Plan, the Company granted to two officers options to purchase 3,400,000 and 1,600,000 shares of its common stock at $0.15 per share. The officers exercised these options in February 1999 in exchange for a promissory note bearing interest at six percent per annum due in 2009 for the 3,400,000 shares and services rendered for the 1,600,000 shares. No payments have been made on the note during 1999. The Company recorded additional compensation expense during 1999 of $1,000,000 for the value of these options granted below fair value based on the difference between the estimated fair value of $0.35 and the exercise price of $0.15.

Note 7 - Provision for Income Taxes

The Company's net deferred tax assets at December 31, 1999, consist of net operating loss carryforwards for federal and state income tax reporting amounting to approximately $3.6 million and $1.7 million, respectively. At December 31, 1999, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling approximately $1.4 million. The Company's net operating loss carryforwards will begin to expire in 2019 and 2004 for federal and state income tax purposes, respectively. The Company recorded no benefit for income taxes during the periods presented. During the years ended December 31, 1999 and 1998, the Company's total valuation allowance increased approximately $1.1 million and $149,000, respectively.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7 - Provision for Income Taxes, continued

The difference between the tax benefit assuming a Federal income tax rate of 34% and amounts recorded in the financial statements of zero percent is the result of the Company recording a 100% valuation allowance for its deferred tax assets.

As a result of changes in ownership, the Company's use of net operating loss carryforwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 20 and 5 years for federal and state tax purposes, respectively.

Note 8 - Subsequent Events

On February 22, 2000, the Company acquired all the outstanding shares of common stock of Sorisole Acquisition Corp. ("Sorisole"), a Delaware corporation, from the shareholders thereof in exchange for 3,500,000 shares of common stock. Sorisole is a reporting shell corporation and has no assets or liabilities and no significant operations. This acquisition will be accounted for as a recapitalization of the Company.

From January to April 2000, the Company issued 340,000, 78,950, 249,500 and 61,111 shares of its common stock for cash to unrelated parties at $0.12, $0.19, $0.40 and $0.45 per share, respectively, in a private placement under the provisions of the Securities Act of 1933. The Company received approximately $182,000 pursuant to such offering.