Form 10QSB
period 2000-03-31
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2000-05-31
CIK 1092302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to
     ____________________

Commission File Number: ____________________

                    La Jolla Fresh Squeezed Coffee Co., Inc.
             (Exact name of registrant as specified in its charter)

Washington
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

9060 Activity Road, Suite A, San Diego, California                         92126
(Address of principal executive offices)                              (Zip Code)

                                  858.273.5282
              (Registrant's Telephone Number, Including Area Code)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2000, there were 21,455,728 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements:

     Consolidated Balance Sheet as of March 31, 1999 & March 31, 2000.....................................F-3

     Consolidated Statements of Operations for quarter ended March 31, 1999 and March 31,
     2000.................................................................................................F-4

     Consolidated  Statements of Stockholders'  Deficit for the period from December 31, 1999 to March 31, 2000....................................................................................F-5

     Consolidated  Statements of Cash Flows for period ended  December 31, 1999 through March 31,
     2000.................................................................................................F-8

     Notes to Consolidated Financial Statements...........................................................F-9

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                      Unaudited CONSOLIDATED BALANCE SHEET

                        March 31, 1999 and March 31, 2000

--------------------------------------------------------------------------------


                                           ASSETS
Current assets:                                                     March 31, 2000       March 31, 1999
     Cash                                                            $       226          $       322
     Receivable                                                            4,623                    B
                                                                     -----------          -----------
         Total current assets                                              4,849                  322

Property and equipment, net                                              126,385               12,011
                                                                     -----------          -----------
                                                                     $   131,234          $    12,333
                                                                     ===========          ===========


                            LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                $    55,704          $     3,695
     Accrued expenses                                                     78,928               25,000
     Accrued payroll and related benefits                                 22,521                9,500
     Other liabilities                                                     9,584                5,549
                                                                     -----------          -----------
         Total current liabilities                                       166,737               43,744

Due to related party                                                      51,047               61,546
                                                                     -----------          -----------
         Total liabilities                                               217,784              105,290

Commitments and contingencies (Note 5)

Stockholders' deficit:
  Common stock, $0.001 par value; 50,000,000
     shares authorized; 20,398,486 issued and outstanding                 29,097                6,981
   Additional paid-in capital                                          5,048,409            1,469,925
   Deficit accumulated during the development stage                   (3,800,931)          (1,059,863)
   Note receivable from officers                                      (1,363,125)            (510,000)
                                                                     -----------          -----------

         Total stockholders' deficit                                     (86,550)             (92,957)
                                                                     -----------          -----------
                                                                     $   131,234          $    12,333
                                                                     ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                 Unaudited CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                                                       For the quarter ended
                                                                            March 31,
                                                                 -----------------------------
                                                                     2000             1999
                                                                 ------------     ------------

Net sales                                                        $      4,931     $          B

Cost of sales                                                          (2,161)               B
                                                                 ------------     ------------

         Gross profit                                                   2,770                B

Operating expenses-
   Selling, general and administrative                                204,566          172,565
                                                                 ------------     ------------

         Net loss                                                $   (201,796)    $   (172,565)
                                                                 ============     ============

Basic and diluted loss per share                                 $      (.008)    $      (.009)
                                                                 ============     ============

Basic and diluted weighted average common shares outstanding       24,748,000       20,135,000
                                                                 ============     ============


The accompanying notes are an integral part of these unaudited consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Continued)

                 FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                              TO DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                                      Deficit
                                                                                    Accumulated
                                              Common Stock             Additional    During the         Note
                                         -------------------------      Paid-In     Development      Receivable
                                           Shares         Amount        Capital        Stage        From Officer      Total
                                         -----------   -----------    -----------   -----------     -----------    -----------
Balances, December 31, 1999               20,398,486   $    20,398   $ 4,036,683    $(3,599,135)    $  (510,000)   $  (52,054)
                                         -----------   -----------   -----------    -----------     -----------    ----------

Shares Issued to Executive for Note        3,487,500         3,488       849,637                       (853,125)            0

Share to be Issued  Sorisole Merger        3,500,000         3,500        (3,500)                                           0

Shares Issued or to be Issued for Cash     1,711,026         1,711       165,589                                      167,300

Net Loss                                                                               (201,796)                     (201,796)
                                         -----------   -----------   -----------    -----------     -----------    ----------

Balances, March 31, 2000                 $29,097,012   $    29,097   $ 5,048,409    $(3,800,931)    $(1,363,125)   $  (86,550)
                                         ===========   ===========    ==========    ===========     ===========    ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FROM DECEMBER 31, 1999
                                TO MARCH 31, 2000

--------------------------------------------------------------------------------


                                                        1st Quarter 2000            1st Quarter 1999
                                                        ----------------            ----------------
Cash flows from operating activities:
   Net loss                                                 $(201,796)                  $(172,565)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                                 8,778                       1,691


   Changes in operating assets and liabilities:
     Accounts receivable                                         (852)
     Accounts payable                                          44,067                      (1,833)
     Accrued expenses                                           2,641                       1,885
     Accrued payroll and related benefits                        --                          --
     Other liabilities                                         (3,500)                     (2,000)
                                                            ---------                   ---------

       Net cash used in operating activities                 (150,661)                   (172,822)
                                                            ---------                   ---------

Cash flows from investing activities-
   Purchases of property and equipment                        (32,939)                    (13,702)
                                                            ---------                   ---------

Cash flows from financing activities:

   Issuance of common stock for cash                          167,300                     173,750
   Contributions of capital                                      --                          --
                                                            ---------                   ---------

       Net cash provided by financing activities              167,300                     173,750
                                                            ---------                   ---------

   Net increase in cash                                       (18,884)                    (18,323)
   Cash at beginning of period                                 16,526                      13,096
                                                            ---------                   ---------

   Cash at end of period                                    $     226                   $     322
                                                            =========                   =========

Non Cash Financing Activities-
   Stock issued to executive for promissory notes           $ 853,125                   $ 510,000
                                                            =========                   =========


The accompanying notes are an integral part of these unaudited consolidated financial statements

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements at March 31, 2000 and 1999, include the accounts of the Company and its subsidiaries. All inter-company accounts have been eliminated in consolidation.

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

Revenue Recognition

Revenue from coffee products expected to be recognized upon shipment of product. Estimated returns and allowances are accrued to expenses at the time of sale.

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. Certain options to purchase common stock were granted to officers in 1999 which value would not be significant since at the date of grant, the Company would have used the minimum value method of valuing such stock options under SFAS No. 123.

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

Note 4 - Property and Equipment

Property and equipment consists of the following at March 31, 2000:

          Equipment                             $   89,396
          Furniture and fixtures                     1,248
          Leasehold improvements                    60.752
                                                ----------
                                                   151,395
          Less accumulated depreciation            (25,010)
                                                ----------
                                                $  126,385
                                                ----------

Note 5 - Commitments and Contingencies

Lessee

The Company is the lessee of office equipment under operating leases typically for periods of three years. The Company leases its office space under an operating lease in which the terms are for a period of twenty-one months.

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

In June 1999, the Company issued 1,000,000 shares of common stock to a third party in exchange for the development and maintenance of the Company's website. The services were valued at $650,000 or $0.65 per share and charged to operations. The Company disputes the transaction due to lack of performance by the vendor and the Company is currently pursuing cancellation of a portion of the shares. No adjustment has been made to the accompanying consolidated financial statements as a result of managements' intent to cancel certain shares under this arrangement.

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

Company issued 75,000 shares of common stock at $0.40 per share for total proceeds of $30,000. The price per share of such sales of common stock were negotiated based on market conditions. All such sales were made to unrelated parties.

Stock Options

In 1999, the Company adopted the 1999 Incentive Stock Option Plan (the "Plan"), which authorizes the granting of options to key employees, directors, and/or consultants to purchase 5,000,000 shares of unissued common stock. During 1999, options to purchase 5,000,000 shares of the Company's common stock were granted immediately to officers and exercised at $0.15 per share.

The officers exercised these options in February 1999 in exchange for a promissory note bearing interest at six percent per annum due in 2009 for the 3,400,000 shares. No payments have been made on the note during 1999 or 2000. The Company recorded additional compensation expense during 1999 of $1,000,000 for the value of these options granted below fair value based on the difference between the estimated fair value of $0.35 and the exercise price of $0.15.

The executive purchase 3,487,500 share in February 2000 in exchange for a promissory note bearing interest at six percent per annum due in 2010. No payments have been made on the note during 2000. This shares are outstanding but not issued as of March 31, 2000.

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

From January through March 2000, the Company received $167,300 from the sale of 1,711,026 shares of common stock. Certain of these share have not been issued as of March 31, 2000.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Business of the Company. LA JOLLA FRESH SQUEEZED COFFEE(TM) CO., Inc., a Washington Corporation ("LJCC" or "we"), is a manufacturer and distributor of gourmet cold-brewed coffee liquid extract, gourmet non-alcoholic cold coffee beverages and flavorant products. LJCC's proprietary cold extraction process combined with a revolutionary delivery system provides the institutional and food industry with a convenient gourmet coffee alternative that reduces labor, waste disposal costs, and production costs. We compete for revenues with the wholesale specialty coffee industry.

Management believes that our cold-brewed coffee has the advantages of great taste, lower acidity and oil content, and the convenience of instant liquid coffee. Our cold-brewed coffee has a gourmet taste that is uncommon in the liquid coffee industry where flavor is often traded for convenience. The coffee taste is often described as clean with no acidic aftertaste. The liquid coffee delivery system used by us eliminates the substantial amount of coffee wasted every year by traditional coffee delivery systems that pre-brew the coffee often making the coffee burnt, or bitter. Our coffee can also be prepared by simply adding hot water. We also use a delivery system that requires no brewing; the coffee is prepared only as needed. In fact, the coffee preparation is virtually instant, which lowers labor costs, waste disposal costs for coffee grains and filters, and costs of wasted coffee disposed of because it is burnt or bitter. We believe our coffee stays fresher longer in an air pot providing longer service life than most other coffees, which tend to become bitter within an hour.

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

Results of Operations. We have realized revenues of $4,931 from operations and we expect to experience significant revenue growth in the foreseeable future. Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To achieve and maintain competitiveness, we may be required to raise additional substantial funds. We anticipate that we will need to raise significant capital to develop, promote and conduct its operations. Such capital may be raised through public or private financing as well as borrowing and other sources.

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

Liquidity and Capital Resources. As of March 31, 2000, we have realized revenues of $4,931 from our operations. The Statement of Cash Flows for the period ended March 31, 2000, indicate a net loss of $201,796, compared to a net loss of $172,555 during the same period in 1998.

Our Plan of Operations for Next 12 Months. We are continuing to review our business plan and evaluate various opportunities. In the next twelve months, we anticipate that we will market and promote the following products:

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

Retail Javalixir. We intend to compete with our retail competitors by placing product on the same supermarket shelf in geographic regions that have already accepted the concept of liquid coffee. We intend to take full advantage of the years of marketing required to convert conventional coffee drinkers to a liquid format. The combination of our high end packaging, competitive pricing and on-site sampling programs will drive sales. This is clearly one of the most expensive and least profitable marketing campaigns we will undertake. However, we believe this effort will benefit the company in terms of building brand identity. Brokers who deal exclusively in specialty gourmet products will be instrumental to our success in this regard.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

3.1 Articles of Incorporation of La Jolla Fresh Squeezed Coffee Co., Inc., as amended.*

3.2      Amendment to Articles of Incorporation*

3.3      Amendment to Articles of Incorporation*

3.4      Amendment to Articles of Incorporation*

3.5      Amendment to Articles of Incorporation*

3.6      By-Laws of La Jolla Fresh Squeezed Coffee Co., Inc.*

10.1 Stock Acquisition and Reorganization Agreement by and among La Jolla Fresh Squeezed Coffee Co., Inc. and Sorisole Acquisition Corp., dated February 22, 2000.*

10.2 Agreement of Purchase and Sale of Assets by and between La Jolla Coffee Co., Inc. dnd Stephen's Coffee Co., Inc. dated June 15, 1999.**

10.3 Plan of Recapitalization and Merger by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Stephen's Coffee Holding, Inc. dated November 24, 1999.**

10.4 Internet Web Site Development Agreement by and between Northwest Farms, Inc. and Technologies, Inc. dated November 9, 1998.***

10.5 Employment Agreement by and between Northwest Farms, Inc. and Stephen Corey dated November 3, 1998.***

10.6 Sublease Agreement by and between Geologistics Americas, Inc. and James H. Watson dba Entrepreneur Investments, LLC dated March 23, 1999.***

27       Financial Data Schedule

* previously filed with Amendment No.1 to Form 8-K which was filed on April 24, 2000
**   previously filed with Form 10-KSB which was filed on May 30, 2000
***  to be filed by amendment to Form 10-KSB

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, California, on May 31, 2000.

                                       La Jolla Fresh Squeezed Coffee Co., Inc., a Washington corporation

                                       By:  /s/ Kurt B. Toneys
                                            ------------------
                                            Kurt B. Toneys
                                       Its: President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

La Jolla Fresh Squeezed Coffee Co., Inc.,


By:    /s/   Stephen Corey                        May 31, 2000
      --------------------------------------
      Stephen Corey
Its:  Secretary, Vice President and Director