Form 10QSB
period 2000-06-30
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2000-08-14
CIK 1092302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission File Number:

                    La Jolla Fresh Squeezed Coffee Co., Inc.
             (Exact name of registrant as specified in its charter)

Washington                                              33-0758795
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

9060 Activity Road, Suite A, San Diego, California               92126
(Address of principal executive offices)                      (Zip Code)

                                  858.273.5282
              (Registrant's Telephone Number, Including Area Code)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2000, there were 31,501,659 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report.................................................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet as of June 30, 1999
     & June 30, 2000.........................................................F-3

     Consolidated  Statements of Operations for quarter
     ended June 30, 1999 and June 30, 2000...................................F-4

     Consolidated  Statements of Stockholders'  Deficit
     for the period from December 31, 1999 to June 30, 2000..................F-5

     Consolidated  Statements  of Cash Flows for period
     ended  December 31, 1999 through June 30, 2000..........................F-8

     Notes to Consolidated Financial Statements..............................F-9

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                      Unaudited CONSOLIDATED BALANCE SHEET

                         June 30, 1999 and June 30, 2000

--------------------------------------------------------------------------------



                                     ASSETS

                                                                 June 30, 2000  June 30, 1999
Current assets:
     Cash                                                         $       226    $       322
     Receivable                                                         3,911          7,359
                                                                  -----------    -----------
         Total current assets                                           4,137          7,681

Property and equipment, net                                           121,509         59,149
                                                                  -----------    -----------
                                                                  $   125,646    $    66,830
                                                                  ===========    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $    59,309    $    11,498
     Accrued expenses                                                 145,000         25,000
     Accrued payroll and related benefits                              22,521          9,500
     Other liabilities                                                 21,057              0
                                                                  -----------    -----------
         Total current liabilities                                    247,887         45,998

Due to related party                                                   51,047         61,546
                                                                  -----------    -----------
         Total liabilities                                            298,934        107,544

Commitments and contingencies (Note 5)

Stockholders' deficit:
  Common stock, $0.001 par value; 50,000,000
     shares authorized; 31,501,659 issued and outstanding              31,502          8,879
   Additional paid-in capital                                       5,205,404      1,731,177
   Deficit accumulated during the development stage                (4,047,069)    (1,270,770)
   Note receivable from officers                                   (1,363,125)      (510,000)
                                                                  -----------    -----------

         Total stockholders' deficit                                 (173,288)       (40,714)
                                                                  -----------    -----------
                                                                  $   125,646    $    66,830
                                                                  ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                 Unaudited CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                   For the quarter ended
                                                                         June 30,
                                                                   2000            1999
                                                               ------------    ------------
Net sales                                                      $      5,542             $ B
Cost of sales                                                        (2,771)              B
                                                               ------------    ------------
         Gross profit                                                 2,771               B
Operating expenses-
   Selling, general and administrative                              248,909         172,565
         Net loss                                              $   (246,138)   $   (172,565)
                                                               ============    ============
Basic and diluted loss per share                               $      (.008)   $      (.008)
                                                               ============    ============
Basic and diluted weighted average common shares outstanding     30,500,000      20,500,000
                                                               ============    ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Continued)

                      FOR THE PERIOD FROM December 31, 1999
                                TO June 30, 2000
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                 Common Stock          Additional      During the       Note
                                                                        Paid-In       Development    Receivable
                                           Shares         Amount        Capital          Stage      From Officer      Total
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balances, December 31, 1999               20,398,486   $     20,398   $  4,036,683   $ (3,599,135)  $   (510,000)  $    (52,054)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Shares Issued to Executive for Note        3,487,500          3,488        849,637                      (853,125)             0
Share to be Issued  Sorisole Merger        3,500,000          3,500         (3,500)                                           0
Shares Issued or to be Issued for Cash     1,711,026          1,711        165,589                                      167,300
Net Loss                                                                                 (201,796)                     (201,796)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balances, March 31, 2000                $ 29,097,012   $     29,097   $  5,048,409   $ (3,800,931)  $ (1,363,125)  $    (86,550)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Share to be Issued  For Services             175,000            350         34,650                                       35,000
Shares Issued or to be Issued for Cash     2,229,647          2,230        122,170                                      124,400
Net Loss                                                                                 (246,138)                     (246,138)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balances, June 30, 2000                 $ 31,501,659   $     31,677   $  5,205,229   $ (4,047,069)  $ (1,363,125)  $   (173,288)
                                        ------------   ------------   ------------   ------------   ------------   ------------

         The accompanying notes are an integral part of these unaudited consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF CASH FLOWS FROM DECEMBER 31, 1999
                                TO June 30, 2000

--------------------------------------------------------------------------------

                                                  2nd Quarter 2000  Year to Date
                                                  ----------------  ------------
Cash flows from operating activities:
   Net loss                                           $(246,138)     $(447,934)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                           8,800         17,578


   Changes in operating assets and liabilities:
     Accounts receivable                                    712           (140)
     Accounts payable                                     3,605         47,672
     Accrued expenses                                    66,072         68,713
     Accrued payroll and related benefits                  --             --
     Other liabilities                                   11,473          7,973
                                                      ---------      ---------

       Net cash used in operating activities           (155,476)      (306 138)
                                                      ---------      ---------

Cash flows from investing activities-
   Purchases of property and equipment                   (3,924)       (36,862)
                                                      ---------      ---------

Cash flows from financing activities:

   Issuance of common stock for cash                    124,400        291,700
   Issuance of commons stock for services                35,000         35,000
                                                      ---------      ---------

       Net cash provided by financing activities        159,400        326,700
                                                      ---------      ---------

   Net increase in cash                                      (0)       (16,300)
   Cash at beginning of period                              226         16,526
                                                      ---------      ---------

   Cash at end of period                              $     226      $     226
                                                      =========      =========

Non Cash Financing Activities-
   Stock issued to executive for promissory notes     $       0      $ 853,125
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

Note 4 - Property and Equipment

Property and equipment consists of the following at June 30, 2000:

          Equipment                         $ 89,496
          Furniture and fixtures               3,572
          Leasehold improvements              62,252
                                            --------
                                             155,320
          Less accumulated depreciation      (33,811
                                            --------
                                            $121,509

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

An officer purchased shares in February 1999 in exchange for a promissory note bearing interest at six percent per annum due in 2009 for the 3,400,000 shares. No payments have been made on the note during 1999 or 2000.

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

The executive purchased 3,487,500 share in February 2000 in exchange for a promissory note bearing interest at six percent per annum due in 2010. No payments have been made on the note during 2000. This shares are outstanding but not issued as of March 31, 2000.

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

In the 2nd Quarter 2000, the Company issued 2,229,647 shares of common stock at between $0.04 and $0.17 per share for total proceeds of $124,400. . The price per share of such sales of common stock were negotiated based on market conditions. All such sales were made to unrelated parties.

In the 2nd Quarter 2000, the Company issued 175,000 shares of common stock in return for consulting services. The company prices the services at $0.20 per share for a charge to expense of $35,000.

Certain of the share identified above have not been issued as of June 30, 2000.

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

Our Business. We are a manufacturer and distributor of gourmet cold-brewed coffee liquid extract, gourmet non-alcoholic cold coffee beverages and flavorant products. We believe our proprietary cold extraction process and delivery system provides the institutional and food industry with a convenient gourmet coffee alternative that reduces labor, waste disposal costs, and production costs.

We believe that our cold-brewed coffee has the advantages of great taste, lower acidity and oil content, and the convenience of instant liquid coffee. Our liquid coffee delivery system eliminates the substantial amount of coffee wasted every year by traditional coffee delivery systems that pre-brew the coffee often making the coffee burnt, or bitter. Our coffee can also be prepared by simply adding hot water. We also use a delivery system that requires no brewing; the coffee is prepared only as needed, which, we believe, lowers labor costs, waste disposal costs for coffee grains and filters, and costs of wasted coffee disposed of because it is burnt or bitter. We are currently marketing the following products:

Javalixir: Food Service & Hospitality. Javalixer will be marketed through trade shows, Internet, direct sales to opinion leading customers, industry trade publications and in conjunction with dispensing equipment manufacturers who are used for turn key solutions for high volume coffee service. We believe that we can convert existing customers of our competitors because of our convenient dispensing format. These customers in turn will demand supply of our product through their existing distribution channels, which, we believe, will force the distributors to carry our product line.

Javanectar 32-oz. Tetrapak. We intend to market this product through major food distributing companies such as Starbucks, which supplies the food service industry. We believe that forming alliances with reputable food brokers will be key to success in this sector of the market and will allow us to minimize overhead for sales staff in the initial phases of our sales effort.

10-oz Javanectar / "Frappuccino" style bottled beverage. Because introducing a product in this category on a national scale is extremely costly, we intend to initially direct our efforts within the Southern California region through convenience stores, upscale grocery chains, and deli style restaurants chains. As we build brand identity throughout Southern California, we anticipate that we will expand to the east.

Retail Javalixir. We intend to compete with our retail competitors by placing our products in supermarket in geographic regions that have already accepted the concept of liquid coffee. We believe that the combination of our high end packaging, competitive pricing and on-site sampling programs will result in increased sales. We believe that profitable marketing campaigns we will undertake. However, we believe this effort will benefit the company in terms of building brand identity. We believe that brokers of specialty gourmet products will be instrumental to our success.

We are currently targeting the following markets:

Flavorant and Ingredient business. We are in final negotiations with a leading marketing consultant in the flavorant and ingredient business, which has secured a potentially national contract to supply a coffee flavored jelly. We believe that testing will be initiated with a fortune 20 food company using our extract. We anticipate that the potential sales through this consultant alone could consume our total production output.

Retail and wholesale. We have been accepted and are preparing the appropriate packaging and marketing materials required to place our products with three leading retailers and wholesalers located primarily in Southern California. We have engaged a retail marketing consultant who has developed a comprehensive marketing plan that we believe has great potential to establish our position as the leading coffee extract.

Military. We have developed an excellent supplier relationship with a branch of the US military. We are currently developing this relationship to bid and potentially capture important contracts in the mainstream military supply system.

European dispensing machine. We are currently involved in testing our extract with an important European dispensing machine manufacturer. We hope our extract will be used in their machines which could result in significant sales within two years.

Results Of Operations

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

We have realized revenues of $5,542 from operations for the three months ended June 30, 2000, compared to $0.00 in three months ended June 30, 1999. We expect to experience significant revenue growth in the foreseeable future.

Operating expenses increased to $248,909 for the three months ended June 30, 2000, compared to $172,565 in three months ended June 30, 1999.

Liquidity and Capital Resources. As of June 30, 2000, we had cash of $226 and current assets of $4,137. Our current liabilities are $247,887, the majority of which was represented by accrued expenses of $145,000.

Management believes that the existing cash and cash expected to be provided by operating activities will not be sufficient to fund the short term capital and liquidity needs of our operations. We are currently seeking to raise substantial equity capital.

Our Plan of Operations for Next 12 Months. We are continuing to review our business plan and evaluate various opportunities. In order to fund our operations and adhere to our development, production and marketing schedule, we anticipate that we will require approximately $2,000,000.00 in working capital over the next 12 months. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot presently estimate when we will begin to realize positive gross revenue. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment income for us. To develop, promote and conduct our operations and achieve and maintain competitiveness, we anticipate that we will need to raise significant capital. Such capital may be raised through public or private financing as well as borrowing and other sources. There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

27       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, California, on August 11, 2000.

                                   La Jolla Fresh Squeezed Coffee Co., Inc., a Washington corporation

                                   By:  /s/ Kurt B. Toneys
                                        ----------------------------------------
                                        Kurt B. Toneys
                                        Its:  President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

La Jolla Fresh Squeezed Coffee Co., Inc.,


By:       /s/   Stephen Corey                        August 11, 2000
         -----------------------------------
         Stephen Corey
Its:     Secretary, Vice President and Director