Form 10QSB
period 2000-09-30
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2000-11-20
CIK 1092302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    ------------------  ---------------------

Commission File Number:
                        ------------

                           La Jolla Fresh Squeezed Coffee Co., Inc.
                           ----------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2000, there were 34,431,002 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

     Consolidated Balance Sheet as of September 30, 2000
     (unaudited).............................................................F-2

     Consolidated Statements of Operations for the
     Three Months Ended September 30, 1999 and 2000
     (unaudited), and for the Nine Months Ended
     September 30, 1999 and 2000 (unaudited).................................F-3

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1999 and 2000
     (unaudited).............................................................F-4

     Notes to Consolidated Financial Statements..............................F-5

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.

                           CONSOLIDATED BALANCE SHEET


                                                                   September 30,
                                                                       2000
                                                                   ------------
                                                                   (unaudited)
                                     ASSETS

Current assets:
    Cash                                                            $     6,876
    Accounts receivable                                                   8,500
                                                                    -----------
        Total current assets                                             15,376

Property and equipment, net                                             116,850
                                                                    -----------
                                                                    $   132,226
                                                                    ===========

                 LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                $    71,809
    Accrued expenses                                                    149,797
    Accrued payroll and related benefits                                  9,500
    Other current liabilities                                            22,170
                                                                    -----------
        Total current liabilities                                       253,276

Due to related party                                                     76,046
                                                                    -----------
        Total liabilities                                               329,322
                                                                    -----------

Commitments and contingencies (Note 4)

Stockholders' deficit:
  Common stock, $0.001 par value; 50,000,000
    shares authorized; 34,431,002 issued and outstanding                 34,432
  Additional paid-in capital                                          5,223,454
  Accumulated deficit                                                (4,399,982)
  Note receivable from officers                                      (1,055,000)
                                                                    -----------

        Total stockholders' deficit                                    (197,096)
                                                                    -----------
                                                                    $   132,226
                                                                    ===========


  The accompanying notes are an integral part of these consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three Months           For the Nine Months
                                          Ended September 30,            Ended September 30,
                                     ----------------------------    ----------------------------
                                         1999            2000            1999            2000
                                     ------------    ------------    ------------    ------------
                                                                             (unaudited)
Net sales                            $       --      $     10,117    $       --      $     20,289

Cost of sales                                --             7,589            --            13,468
                                     ------------    ------------    ------------    ------------

        Gross profit                         --             2,528            --             6,821

Operating expenses:
  Research and development                 22,573          94,236         806,274         218,418
  Selling and marketing                    14,792           5,506         732,752         143,138
  General and administrative               55,585         153,098         817,911         446,112
                                     ------------    ------------    ------------    ------------

        Net loss                     $    (92,949)   $   (250,311)   $ (2,356,938)   $   (800,847)
                                     ============    ============    ============    ============

Basic and diluted loss per share     $      (0.00)   $      (0.01)   $      (0.11)   $      (0.02)
                                     ============    ============    ============    ============

Basic and diluted weighted average
common shares outstanding              21,779,971      33,791,136      21,779,971      33,791,136
                                     ============    ============    ============    ============


   The accompanying notes are an integral part of these consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Nine Months
                                                         Ended September 30,
                                                          1999          2000
                                                      -----------    -----------

Cash flows from operating activities:                 (unaudited)   (unaudited)
Net loss                                              $(2,356,938)  $  (800,847)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                             8,678        26,378
     Value of stock options issued below fair value
                                                        1,000,000          --
     Issuance of common stock for services rendered       890,000       146,075
     Changes in operating assets and liabilities:
       Accounts receivable                                   --          (4,728)
       Accounts payable                                       829        60,172
       Accrued expenses                                    (3,664)       86,425
       Accrued payroll and related benefits                  --          (3,521)
       Other liabilities                                     --          14,170
                                                      -----------   -----------

       Net cash used in operating activities             (461,095)     (475,876)
                                                      -----------   -----------

   Cash flows from investing activities-
     Purchases of property and equipment                  (71,323)      (41,004)
                                                      -----------   -----------

   Cash flows from financing activities:
     Repayments to related parties                         (2,000)       (2,500)
     Exercise of stock options                               --           6,030
     Issuance of common stock for cash                    595,120       503,700
                                                      -----------   -----------

       Net cash provided by financing activities          593,120       507,230
                                                      -----------   -----------

   Net increase in cash                                    60,702        (9,650)
   Cash at beginning of period                             13,096        16,526
                                                      -----------   -----------

   Cash at end of period                              $    73,798   $     6,876
                                                      ===========   ===========

   Non cash financing activities-
   Stock issued to officers for promissory notes      $   510,000   $   545,000
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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements reflect the historical assets and liabilities, and the related historical operations of SCC for all periods presented.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since its inception and requires substantial funds for its operational activities and sales efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking financing through private placements of its common stock. There are no assurances that funds will be available to or, if available, that the Company will achieve revenues sufficient to meets its cost structure. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim financial statements

In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's results of operation for the Three and Nine months Ended September 30, 1999 and 2000 and cash flows for the Nine months Ended September 30, 1999 and 2000. These results are not necessarily indicative of the results expected for the year ending December 31, 2000

Note 3 - Property and Equipment

Property and equipment consists of the following at September 30, 2000 (unaudited),

          Equipment                       $  91,283
          Furniture and fixtures              3,572
          Leasehold improvements             64,605
                                          ---------
                                            159,460
          Less accumulated depreciation     (42,610)
                                          ---------
                                          $ 116,850
                                          =========


Note 4 - Commitments and Contingencies

Lessee

The Company is the lessee of office equipment under operating leases typically for periods of three years. The Company leases its office space under a non-cancelable operating lease in which the terms are for a period of three years.

Litigation

In November 1999, a former director of SCC made a claim against the Company alleging that certain corporate formalities were not complied with during the transfer of the assets of SCC entitling the plaintiff to unwind the transfer, $150,000 in damages and additional shares in the Company. In November 1998, the Company believed it had settled the matter by the payment of $15,000, the issuance of 150,000 shares and the director's resignation. The outcome of the case is uncertain since the case is in the discovery stage. As such, no provision for loss has been made in the accompanying consolidated statements of operations.

In November 1999, a shareholder of the Company filed a claim against the Company alleging similar claims as above, specifically that the transfer of the assets of SCC was fraudulent and is seeking declaratory relief to unwind the transfer, and other damages. The Company is depending the action. The outcome of the case is uncertain since the case is in the discovery stage. As such, no provision for loss has been made in the accompanying consolidated statements of operations.

Note 5 - Stockholders' Deficit

Common Stock Issuances

An executive purchased 2,850,000 shares in February 2000 in exchange for a promissory note bearing interest at six percent per annum due in 2010 totaling $534,375. No payments have been made on the note during 2000.

On February 22, 2000, the Company acquired all the outstanding shares of common stock of Sorisole Acquisition Corp. ("Sorisole"), a Delaware corporation, from the shareholders thereof in exchange for 3,500,000 shares of common stock. Sorisole is a reporting shell corporation and has no assets or liabilities and no significant operations. This acquisition is accounted for as a recapitalization of the Company.

In the second quarter 2000, the Company issued 2,229,647 shares of common stock at between $0.04 and $0.17 per share for total proceeds of $124,400. The price per share of such sales of common stock were negotiated based on market conditions. All such sales were made to unrelated parties.

In the second quarter 2000, the Company issued 175,000 shares of common stock in return for consulting services. The Company valued the services at $0.20 per share for a change to expense of $35,000.

In the second quarter 2000, the Company issued 1,062,500 shares of common stock to two consultants, formerly employees of the Company, for $0.01. The shares are fully vested upon payment for such securities, totaling $10,625. At the time of the issuance, management determined the fair value to be approximately $0.10 per share, based on similar transactions near that time. Accordingly, the Company charged operations totaling $95,625.

In the third quarter 2000, the Company issued 102,997 shares of common stock in return for consulting services. The Company valued these services at $0.15 per share for a charge to operations of $15,450.

In the third quarter 2000, the Company issued 855,000 shares of common stock for $0.15 per share to $0.20 per share for a total of $160,000. In addition, the Company sold 1,300,000 shares of common stock for $0.04 per share for a total of $52,000.

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

Results Of Operations

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

We realized revenues of $10,117 from operations for the three months ended September 30, 2000, compared to $0.00 in three months ended September 30, 1999. We expect to experience significant revenue growth in the foreseeable future.

Operating expenses increased to $250,311 for the three months ended September 30, 2000, compared to $92,949 in three months ended September 30, 1999.

Liquidity and Capital Resources. As of September 30, 2000, we had cash of $6,876 and current assets of $15,376. Our current liabilities are $253,276, the majority of which was represented by accrued expenses of $149,797.

Management believes that the existing cash and cash expected to be provided by operating activities will not be sufficient to fund the short term capital and liquidity needs of our operations. We are currently seeking to raise substantial equity capital.

Our Plan of Operations for Next 12 Months. We are continuing to review our business plan and evaluate various opportunities. In order to fund our operations and adhere to our development, production and marketing schedule, we anticipate that we will require approximately $2,000,000 in working capital over the next 12 months. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our cash requirements.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

In or about November 1999, Michael Gilbert, a former director of the Stephen's Coffee, Inc. and Stephen's Coffee Holding, Inc. and our current shareholder, filed an action in the United States District Court, Central District of California, alleging that the transfer of the assets of Stephen's Coffee, Inc. to us was fraudulent and seeking declaratory relief to unwind the transaction. We believe that w have settled this matter by agreeing to repurchase Mr. Gilbert's 150,000 shares of our common stock at $.20 per share.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

27   Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      La Jolla Fresh Squeezed Coffee Co., Inc., a Washington corporation

November 20, 2000                     By: /s/ Kurt B. Toneys
                                          -----------------------------------
                                            Kurt B. Toneys
                                      Its:  President, Chief  Executive Officer