Form 10KSB
period 2000-12-31
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2001-05-21
CIK 1092302

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                             Commission file Number:

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                 (Name of small business issuer in its charter)

      Washington                                             (I.R.S. Employer
(State of incorporation)                                     Identification No.)

                           9060 Activity Road, Suite A
                              San Diego, CA. 92126
                    (Address of principal executive offices)

                    Issuer's telephone number: (858) 273-5282

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, with par value
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ ]     No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:

         State the aggregate market value of the voting stock held by computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$2,168,000 aggregate market value as of DATE March 30, 2001, based on the price at which the stock was sold.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,412,000 shares of Common Stock, with $.001 par value, on March 31, 2001.

Transitional Small Business Disclosure Format (Check One): Yes [ ] ; No [ ]

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

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

The Company's corporate headquarters and principal place of business is located at 9060 Activity Road, Suite A, San Diego, California 92126. The Company's phone number is (858) 273-5282.

INDUSTRY OVERVIEW

     GROWTH OF THE SPECIALITY COFFEE MARKET

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

The specialty coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow. Specialty coffees provide consumers with a considerably higher quality coffee experience for relatively little additional cost.

The specialty coffee market is highly competitive. Many of our competitors have greater marketing and financial resources and brand name recognition combined with larger customer base and distribution channels.

                    SPECIALTY COFFEE CONSUMPTION IN MILLION$

                       [Graph of coffee consumption here]

                      SOURCE: SPECIALTY COFFEE ASSOCIATION

LIQUID COFFEE CONCENTRATE

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

COLD COFFEE BEVERAGE

This "milk bottle" packaged market is dominated by a Starbucks/Pepsi partnership producing Frappucino beverages. Starbucks has a 90% market share. Starbuck's, the market leader, has brand name recognition, distribution channels and strong financial resources. The remaining 10% is divided among the smaller regional companies such as Coffee House USA and Buzz's Coffee.

INGREDIENT MARKET

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

KOSHER MARKET

The company's products recently received a Star-K kosher certification. The Star-K certification is a universally recognized symbol for purity and quality. We believe there is a tremendous market opportunity in the Orthodox Jewish community because we will be replacing inferior instant coffee used during the Sabbath and Passover with a gourmet alternative.

PRODUCTS AND SERVICES

We have developed the following products:

Javalixir. Javalixir, which was developed for the food service and hospitality industry, is our pure coffee concentrate. Javalixit is supplied in three grades: select, premiere and our top grade is supreme. This product was developed for sale to major food service providers, such as family style restaurant chains, fast food chains, national and international hotel chains and the military. We will supply our cold brewed coffee concentrate in 1- gallon bag-in-box (BIB) aseptically filled containers.

Retail Javalixir Coffee Concentrate. The Retail Javalixir Coffee Concentrate is packaged in 5 ounce and 12 ounce bottles. We developed this product for retail sale to individuals through gourmet grocery chains and our Internet site.

Flavorants. Our flavorant are coffee extracts that can be utilized as an ingredient in the manufacture of beverages and other food products such as ice cream. These flavorants have been developed to sell to any manufacturer of food or beverage products that use coffee flavoring.

We are in the process of completing development of Javanectar, a bottled 10-ounce cold coffee drink. Javanectar will have a shelf life of approximately 6 months, which should allow us to market the product through national distribution channels. Our target markets include supermarkets, upscale gourmet markets and convenience stores.


DISTRIBUTION

LJSFC will employ a combination of one sales person and one food broker for each of the three major markets in California. These markets include San Diego, Los Angeles and San Francisco. As popularity and subsequent demand increases through these regions, brokers and distributors will be employed to penetrate the various fringe markets.

COMPETITION

The schedule below identifies, to the best of the Company's knowledge, the primary competitors for the liquid coffee business in the United States. Currently the competition has clustered around low-medium grade products while the Company is targeting the gourmet coffee niche.

                       CONCENTRATION      LIQUID   COLD BREWED   CONCENTRATION      BEAN QUALITY      QUALITY/    PRICE/ CUP
                                                                     LEVEL                              TASTE

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

BUSINESS STRATEGY

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

COFFEE CONCENTRATE

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

FLAVORANT PRODUCTS

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

IMAGE AND BRAND IDENTITY

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

"MICRO CAFE"

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

SUPPLIERS \ EQUIPMENT VENDORS

COFFEE MARKETS. Coffee is the world's second largest agricultural product, which is a commercially grown in tropical regions in over 50 countries. Both the market supply of coffee, and the price of coffee, is extremely volatile. Most coffee is traded in the commodity market. There are different quality ranges within each of the many different coffee varieties, which are priced accordingly. Our liquid coffee concentrate allows for the finest quality beans to be blended with medium lesser quality grade beans, yet still achieve a gourmet flavor. We trade in premium grade coffees, at negotiated prices usually above that of the commodity market depending on the current supply and demand, and in medium grade beans, generally at the commodity price.

The producing countries, economic, political and weather conditions often affect coffee prices. Historically, large organizations and associations also influence green coffee prices by agreements that establish quotas or restrict worldwide coffee supplies.

In order to combat these external factors, we engage contracts and forward commitments in the coffee-buying season to ensure supply. Using a wide variety and grade blend also reduces our exposure to price volatility of the premium grade coffees. Developing relationships with our suppliers also mitigates market exposure.

We purchase green coffee beans for roasting and grinding according to customer specification and extract requirement. We buy premium beans from sources in Costa Rica, Brazil, El Salvador, Guatemala, Columbia and Hawaii. Beans are purchased directly from growers and through various coffee brokers, and from Daymar Coffee in San Diego. The beans are then roasted and ground by Cafe Moto in San Diego.

COFFEE BEANS. Holland Coffee is our main coffee supplier at this time.

ROASTING SERVICES. The beans we purchase are roasted for us to our specifications by various roasters in San Diego, California. These include the Art of Coffee, Caf Moto and Daymar.

DISPENSING EQUIPMENT. Our liquid coffee concentrate dispensing equipment is primarily manufactured for us by Karma Inc., a leading manufacturer of highly efficient coffee dispensing equipment.

DEPENDENCE ON ONE OR MORE MAJOR CUSTOMERS. We are not currently dependant on one or more major customers.

PATENTS AND TRADEMARKS

The HIPEX 7000, LJCC's brewing vessel, is refined and highly efficient seventh generation technology. The vessel produces a 12 to 1 coffee concentrate. The Company currently holds no patents. The Company is protecting the proprietary rights of the cold-brewing process using a strictly enforced trade secret protocol until a patent protection is received from the United States Trademark and Patent Office. A patent application has not been filed. On November 4, 1999, LJCC filed an application with the United States Trademark and Patent Office to protect "Fresh Squeezed Coffee(TM)." LJCC is currently changing its logo and when that is complete an application for "La Jolla Fresh Squeezed Coffee Co." with the accompanying logo will be sought including all product names.

GOVERNMENTAL REGULATION

LJCC is subject to the general laws and regulations relating to the food service industry. There are no specific laws or regulations that govern the coffee industry as a whole, that are materially different than other retail or wholesale food businesses.

RESEARCH AND DEVELOPMENT

LJCC invested $319,535 and $902,250 in research and development costs respectively in 2000 and 1999.

EMPLOYEES

As of December 31, 2000,the Company had 10 employees, of which 9 were full time and none were part time employees. The Company believes its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company headquarters are located in our 5700 square foot manufacturing facility at 9060 Activity Road, Suite A, San Diego CA 92126. The property is in excellent condition and was lease space was built to suit for the Company in 1999. Our current facility will support the Company's growth up to approximately $10,000,000. Thereafter, the Company will relocate to a larger facility. The current facility is oral subleased from James W. Watson of Entrepreneur Associates, who has a sublease from GeoLogistics Americas, Inc. GeoLogistics Americas, Inc. is the original tenant and has a lease that terminates until June 30, 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending litigation nor does it have any reason to believe that any such litigation exists, except as follows:

In or about November 1999, Michael Gilbert, a former director of the Stephen's Coffee, Inc. and Stephen's Coffee Holding, Inc. and current shareholder of the Company, filed an action in the United States District Court, Central District of California, alleging that the transfer of the assets of Stephen's Coffee, Inc. to the Company was fraudulent and seeking declaratory relief to unwind the transaction. In November 2000, the Company entered into a settlement agreement and mutual releases with Mr. Gilbert providing the payment of $30,000 in five payments of $5,000 and a final payment of $10,000. As of May 2001 Mr. Gilbert is owed $5,000. Mr. Gilbert agreed to surrender the 150,000 shares in LJCC.

In 1999, Thomas Reed, a current shareholder of the Company, filed an action in the Los Angeles Superior Court, alleging similar claims as those of Michael Gilbert, specifically that the transfer of the assets of Stephen's Coffee, Inc. to the Company was fraudulent and seeking declaratory relief to unwind the transaction. The Company entered into an Agreement and Mutual Releases with Mr. Reed under which the to repay a loan in the amount $17,000, will be issued 60,000 shares, receive a warrants for 175,000 shares at $0.45. Mr. Reed agreed to return 83,000 shares of La Jolla Coffee Holding, Inc.

In November 1999, Nina Ushakow filed an action in Monterey superior Court alleging default on a promissory note for a $33,656. The Company believes the claim is without merit and intends to vigorously defend it. Company anticipates a settlement conference in the matter in June 2001.

Management does not know of any other material legal actions against the company.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITIES' HOLDERS

None.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company filed a 15c-211 application with the National Association of Securities Dealers for quotation of certain of its shares on the Over The Counter Bulletin Board under the stock symbol "NWFM." On October 12, 1998, the Company received their symbol and is currently listed on the OTC Bulletin Board. In 1999, the Company amended its articles to change its name to La Jolla Fresh Squeezed Coffee Company, Inc. On June 9, 1999, the Company changed its Over the Counter Bulletin Board stock symbol to "LJCC."

        The table below sets forth for the periods indicated the high and low sale prices per share of Coffee People common stock, as reported by the Over the Counter Bulletin Board.

           Year End December 31,

                                                       High       Low
           Year 1999
           Fourth Quarter.............................$ 1.01   $ 0.34375
           Third Quarter..............................$ 1.75   $ 0.59375
           Second Qua.................................$ 1.6875 $ 1.00
           First Quarter..............................$ 1.125  $ 0.00

           Year 2000
           Fourth Quarter.............................$ 0.30   $ 0.12
           Third Quarter..............................$ 0.5    $ 0.185
           Second Quater..............................$ 0.8125 $ 0.2813
           First Quarter..............................$ 1.00   $ 0.2188
Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         On March 30, 2001, the closing price of La Jolla Fresh Squeezed Coffee Co., Inc. common stock, as reported on the Over the Counter Bulletin Board, was $.055, and there were approximately 350 record holders of La Jolla Fresh Squeezed Coffee Co. common stock.

            See footnotes to the Companies audited financial statements for more details on the stock activities during the year.

         No cash dividends were declared or paid by La Jolla Fresh Squeezed Coffee Co. during any of the periods presented above. La Jolla Fresh Squeezed Coffee Co. presently does not intend to pay any cash dividends in the foreseeable future, and intends to retain all earnings for use in its business operations.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

 THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT OUR BUSINESS AND OUR INDUSTRY. WORDS SUCH AS "BELIEVE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "WILL," "MAY," AND OTHER SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, WHETHER OR NOT OUR PRODUCTS ARE ACCEPTED BY THE MARKETPLACE AND THE PACE OF ANY SUCH ACCEPTANCE, OUR ABILITY TO OBTAIN FINANCING TO MAINTAIN OUR OPERATIONS, CHANGING ECONOMIC CONDITIONS AND OTHER FACTORS, SOME OF WHICH WILL BE OUTSIDE OUR CONTROL. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH RELATE ONLY TO EVENTS AS OF THE DATE ON WHICH THE STATEMENTS ARE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. YOU SHOULD REFER TO AND CAREFULLY REVIEW THE INFORMATION

MANAGEMENT PLANS OF OPERATION IN THE NEXT 12 MONTHS IS AS FOLLOWS:

Javalixir: Food Service & Hospitality
Javalixer will be marketed through trade shows, Internet, direct sales to opinion leading customers, industry trade publications and in conjunction with dispensing equipment manufacturers such as Karma, who are being sought out for turn key solutions for high volume coffee service. We will continue to convert existing customers of Douwe Egbert and suppliers of similar quality extract for a customer base that is migrating rapidly to a higher quality lower concentrate level product.

Javanectar 32-oz. Tetrapak
Marketing will be directed through major food distributing companies which supplies the food service industry on a national basis. We also are forming alliances with reputable food brokers that will be key to success in this sector of the market. The employment of food brokers will in turn allow the Company to minimize overhead for sales staff in the initial phases of our sales effort. The Company will be directing marketing efforts to support wholesale customers such as Smart & Final and Long's Drugs.

10-oz Javanectar / "Frappuccino" style bottled beverage:
Because introducing a product in this category on a national scale is extremely costly, we will initially direct our efforts within the Southern California region through C-stores, upscale grocery chains, and deli style restaurants chains. As LJFSC builds brand identity throughout Southern California, we will expand to the east. Distribution will be handled through conventional channels.

Retail Javalixir
The Company has challenged traditional product placement orthodoxy by placing our Javalixer extract in the refrigerated dairy section next to the half and half and coffee creamers. This has been successful because the product is able to stand out as opposed to being lost in a sea of other coffee offerings which would occur in the ordinary coffee aisle. The combination of our high end packaging, competitive pricing and on-site sampling programs is driving sales of the product. The Company is developing a television-advertising program, which will educate consumers regarding the basic product concept, help build brand identity, and direct them to convenient store locations. We will coordinate our promotional programs with brokers who deal exclusively in specialty gourmet products and whom we believe will be instrumental to our success in this regard.

THE COMPANY IS SEEKING TO FILL THE FOLLOWING POSITIONS:

Manufacturing and production: The company is evaluating manufacturing and production managers to support production ramp-up. Currently consultants and members of the Board of Directors support this function.

Chemist / Food Scientist: The firm needs a chemist / food scientist that can support both QC/QA functions and help manage production related activities. Currently consultants support this function.

LJSFC will employ a combination of one sales person and one food broker for each of the three major markets in California. These markets include San Diego, Los Angeles and San Francisco. As popularity and subsequent demand increases through these regions, brokers and distributors will be employed to penetrate the various fringe markets.

SALES FORCE COMPENSATION

The Company will implement a combination of minimum base salary of $35,000 and commission. As sales increase, sales personnel will move toward straight commission and appropriate equity compensation.

PRODUCT RESEARCH AND DEVELOPMENT

Under development Hipex 7000 HV. Output capacity per day: 500 gallons 12x concentrate (162,500 finished cups). This machine will be order over the next year at an approximate cost of $90,000.

Product Stabilization and the resulting extension of shelf life is a key component to commercialization. We have entered into a consulting relationship with Cornell University Food Sciences Division and Utah State University. The Company has also achieved satisfactory stabilization with their shelf stable Javalixir testing with a private consultant. We expect to have a stabilized javalixer in the 2nd quarter of 2001. This will dramatically enlarge Food Service and general distribution opportunities.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 1999

                                    REVENUES
We had limited revenues of $38,000 during 2000 compared to none in 1999. Recorded sales were made primarily in an effort to promote our coffee products. During 2001, we intend to significantly increase our sales and marketing efforts through hiring personnel and food brokers, thereby increasing product awareness and sales of our product lines. There can be no assurances regarding when, or if, such revenues will occur.

                        RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $320,000 in 2000 compared to $902,000 in 1999.
The decrease of $583,000 or 65% is primarily attributed to additional compensation incurred in 1999 of $680,000 for the issuance of common stock at less than fair value pursuant to an employment agreement with our founder and chief technical officer. Offsetting this decrease in 2000 was a general increase in payroll and other personnel expenses. We expect to increase our research and development expenses in the future with the continued technical improvements of our next generation brewing vessel, which will manufacture our liquid coffee extract. This technology will aid in product stabilization and result in the extension of shelf life, which is a key component to product commercialization.

                         SELLING AND MARKETING EXPENSES
Selling and marketing expenses were $648,000 in 2000 compared to $1.4 million in 1999. The decrease of $786,000 or 55% is primarily attributed to common stock issued for the development of our website. The stock was valued at $1.29 per share for a total value of $1.3 million. During 2000, we issued a total of 1.8 million shares of common stock to consultants employed to market our products and raise capital at prices ranging from $0.18 to $0.45 per share for a total charge to operations in 2000 of approximately $535,000. We expect to continue to increase our selling and marketing expenses as demand for our products increases. We intend to employ major food distributing companies and food brokers, which will allow us to minimize overhead for sales staff in the initial phases our sales efforts.

                       GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $1.04 million in 2000 compared to $1.01 million in 1999. The increase of $28,000 or 3% is due to a $560,000 compensation charge in 1999 for options granted to a former officer. In 2000, we issued 2,850,000 shares to an officer at $0.1875 per share for a $534,000 6% note. In connection with the issuance in 2000, we recorded additional compensation expense of $520,000 arising from the sale of such stock at less than fair value. Our general and administrative expenses are expected to increase in the future in support of our product development and commercialization as well as capital-raising activities.

                                 OTHER EXPENSES
Other expenses were $2.4 million in 2000 compared to $185,000 in 1999. In 2000, we issued 3,500,000 shares of common stock to acquire all the outstanding shares of common stock of Sorisole from the shareholders thereof. This acquisition was made for the purpose of retaining our listing on the Over-The-Counter Bulletin Board ("OTC:BB") of the National Association of Securities Dealers. We recorded the shares issued at fair value and recorded an acquisition expense totaling $1,050,000. Additionally, during 2000 and 1999, we issued 5,390,758 and 1,186,107 shares of common stock, respectively, in private placements at substantial discounts from quoted market prices of the OTC:BB for total proceeds of $569,000 and $864,000, respectively. In connection with these issuances, we recorded an expenses of $1.3 million and $185,000 in 2000 and 1999, respectively, arising from the sale of such stock at less than fair value. We have relied on exemptions available under the Securities Act of 1933. In the event these exemptions are not available, we may be required to offer a rescission of such sales.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flow from operations each year since inception. Through December 31, 2000, we have incurred an accumulated deficit of $8.8 million and have consumed cash from operations of $2.2 million. We have financed our operations since inception through capital contributions from our founder, related-party loans and private placements of our common stock. The private placements of common stock have provided us with aggregate gross proceeds of approximately $1.8 million. Contributions from our founder totaled $468,000 since inception and loans from related parties totaled approximately $100,000. As of December 31, 2000, we had limited cash reserves.

Our operations to date have consumed substantial amounts of cash. We have no current source of ongoing revenues or capital beyond proceeds of private placements of our common stock. In the course of our development activities, we have incurred significant losses and expect to incur substantial additional development costs. As a result, we will require additional funds to finance operations. There is no assurance that funding will be available for us to finance our operations on acceptable terms, if at all. Insufficient funding may require us to delay or reduce operations or to obtain funds through collaborative arrangements with third parties that may require us to relinquish rights to certain products and services that we would not otherwise relinquish. We believe that net proceeds from private placements of our common stock and the results of continued negotiations with various investors will result in additional capital adequate to satisfy our needs for at least the next 12 months.

As of December 31, 2000, we had federal and state income tax net operating loss carryforwards of approximately $8.8 million and $3.9 million, respectively, which begin to expire 2008 and 2001 for federal and state income tax purposes, respectively. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. FINANCIAL STATEMENTS.

To be received from auditor separately.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 9. IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors include the following:

Kurt B. Toneys: Director, President, Chief Executive Officer
Age: 46

Mr. Toneys joined the Company in February 1999 and since that time has acted as its President, Chief Executive Officer and a director. Prior to joining the Company, Mr. Toneys was a Senior Director of the Commercial Real Estate Investment Banking Division of Grubb & Ellis in Los Angeles from 1987 through 1992. Mr. Toneys was a partner in Charles duPont & Co., a private investment-banking firm from 1993 to 1996. From 1996 through 1998, Mr. Toneys was President of Polar Pacific, Inc., a California-based global distributor of refrigerants and reclamation technologies. Mr. Toneys studied business administration with an emphasis in Finance and Entrepreneurship at the University of Southern California.

Stephen F. Corey: Director, Secretary, Vice President of Product Development and Founder Age: 46

Our founder, Mr. Stephen F. Corey, has performed over five continuous years of intense scientific research on coffee and coffee processing systems, including coffee history, molecular structure of coffee, extraction processes, new technology of concentration and extraction, blend creation, product receptivity, and statistical analysis. Mr. Corey is directly responsible for developing the various coffee lines used by the Company as well as supervising its manufacturing process and research and development for all future products. Mr. Corey studied science, chemistry, physics and empirical background in engineering while attending three years of college in Davos, Switzerland and one year at the College of Idaho. Mr. Corey holds technical degrees in Aviation and Airway Sciences. Corey leads the development of new products and the manufacturing of existing products for us and manages all activities in this area. Mr. Corey is recognized for having a "golden palate" which allows him to create products with broad commercial appeal. Mr. Corey has eight years experience in coffee development and manufacturing.

Richard A. Gartrell C.P.A Chief Financial Officer
Rich Gartrell is a CPA with 20 years of experience with a specialty in accounting for small public companies. Rich is formerly an accountant with Arthur Andersen were he worked in both tax and audit. Rich holds a BS in accounting from Colorado State in 1974.

Neither of our directors serves as a director of any other reporting company. There are no family relationships among our directors or executive officers. None of our directors receives compensation for rendering services as a director.

Item 10: EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to the Company's Chief Executive Officer as of the end of the 2000 fiscal year. No other executive officer serving at the end of the 2000 fiscal year received an annual salary or bonus exceeding $100,000 and there were no additional individuals who would be included but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year:

                                            SUMMARY COMPENSATION TABLE

                                                                       LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION                    AWARDS                              PAYOUTS
                                                         OTHER
                                                         ANNUAL              SECURITIES                   ALL OTHER
  NAME AND PRINCIPAL                                    COMPEN-  RESTRICTED  UNDERLYING      LTIP          COMPEN-
       POSITION                    SALARY      BONUS     SATION    STOCK      OPTIONS/       PAYOUTS       SATION
       POSITION          YEAR       ($)         ($)        ($)     AWARDS      SARs(1)          ($)         ($)
       --------          ----       ---         ---        ---     ------      -------          ---         ---
DIRECTOR, CHIEF
 EXECUTIVE OFFICER &
      PRESIDENT
Kurt Toneys,             2001     $47,591        0         ---        ---          ---          ---         ---
                         2000     $52,000        0         ---        ---          ---          ---         ---
                         1999     $67,500        0         ---     2,200,000       ---          ---         ---


DIRECTOR, FOUNDER
SVP
Stephen Corey

                         2001     $84,000        0         ---        ---          ---          ---          ---
                         2000     $84,000        0         ---        ---          ---          ---          ---
                         1999     $84,000        0         ---         0           ---          ---          ---

CHIEF FINANCIAL OFFICER
Richard Gartrell         2001                                      1,000,000
                         2000
                         1999

DIRECTOR OF MARKETING
Richard Klune            2001     $48,000                            250,000
                         2000     $48,000                                        25,000


(1)     No stock appreciation rights were granted in 1998, 1999 or 2000.

Item 11:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 18, 2001, information with respect to the shares of Common Stock beneficially owned by (i) each director; (ii) each person (other than a person who is also a director) who is an executive officer;
(iii) all executive officers and directors as a group and (iv) each beneficial owner (other than directors and named executive officers) of more than 5% of our Common Stock. The term "executive officer" is defined as the President, Chief Operating Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company.

                                                                            AMOUNT AND NATURE OF
                                                                                BENEFICIAL                PERCENT OF
  TITLE OF CLASS                          NAME(1)                              OWNERSHIP(2)(3)            CLASS
  --------------                          -------                              ---------------            -----
Common Stock             Kurt Toneys, Executive Officer and Director            2,850,000                  %  7.5
                                                                                Shares/Direct
                                                                                Ownership
Common Stock             Stephen F. Corey, Executive Officer and Director             3,741,163            %  9.8
                                                                                    Shares/Direct
Common Stock             Richard A. Gartrell CFO                                1,000,000Shares/Direct     %  2.7
                                                                                and Indirect Ownership
Common Stock             Cody Ashwell                                                 7,500,000            % 19.6
                                                                                    Shares/Direct

All Current Directors
and Executive Officers                                                                                     % 39.6
as a Group


Item 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 18th, 2000, Mr. Kurt Toneys, a director and executive officer, purchased 2,850,000 shares of our Common Stock for $0.1875 per share by executing a promissory note in the amount of $534,375.00, bearing interest at six percent per annum and due in Februrary, 2009.

         On February 4th, 1999, Mr. Stephen Corey, a director and technical officer, purchased 3,400,000 shares of our Common Stock for $0.15 per share by executing a promissory note in the amount of $510,000.00, bearing interest at six percent per annum and due in Februrary, 2009.

                                 PART IV

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
1.       Articles of Incorporation
2.       By-laws
3.       Instruments defining the rights of holders, incl. Indentures
4.       Voting trust agreements
5.       Material Contracts
6.       Statement re: per share earnings
7.       Annual or quarterly reports Form 10Q and Form 10Qsb
8.       Letter on change in certifying accountant
9.       Letter on change on accounting principles
10.      Subsidiaries of registrant
11.      Published report regarding matters submitted to vote
12.      Consent of Experts and Counsel
13.      Power of Attorney
14.      Financial Data Schedule
15.      additional exhibits


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Independent Auditors' Report...................................................................F-2

Consolidated Financial Statements:

         Consolidated Balance Sheet as of December 31, 2000....................................F-3

         Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2000, and the period from August 13,
         1993 (Inception) to December 31, 2000.................................................F-4

         Consolidated Statements of Stockholders' Deficit for the period from
         August 13, 1993 (Inception) to December 31,1998, and for each of the years in the two-year period ended December 31, 2000..................................F-5

         Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2000 and the period from August 13,
         1993 (Inception) to December 31, 2000.................................................F-12

         Notes to Consolidated Financial Statements............................................F-13

                                      F-1

                          Independent Auditors' Report
                          ----------------------------

Board of Directors
La Jolla Fresh Squeezed Coffee Co., Inc.

We have audited the accompanying consolidated balance sheet of La Jolla Fresh Squeezed Coffee Co., Inc. (the "Company"), a development-stage company, as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2000 and the period from August 13, 1993 (Inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Fresh Squeezed Coffee Co., Inc. as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 and the period from August 13, 1993 (Inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                               /s/ McKennon, Wilson & Morgan LLP
                                               ---------------------------------
Irvine, California
May 10, 2001

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                     ASSETS
Current assets:
     Cash                                                           $        34
     Receivable                                                           3,026
                                                                    ------------
         Total current assets                                             3,061

Property and equipment, net                                              92,385
                                                                    ------------
                                                                    $    95,445
                                                                    ============

                      LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                               $   223,415
     Accrued payroll and related benefits                                75,275
     Other accrued expenses                                              72,168
     Other current liabilities                                           65,609
                                                                    ------------
         Total current liabilities                                      436,467

Due to related party (Note 7)                                            74,546
                                                                    ------------
         Total liabilities                                              511,013

Commitments and contingencies (Note 4)

Stockholders' deficit (Notes 5 and 9):
   Common stock, $0.001 par value; 50,000,000
     shares authorized; 35,381,002 issued and outstanding                35,381
   Additional paid-in capital                                         9,440,072
   Deficit accumulated during the development stage                  (8,836,021)
   Notes receivable from officers                                    (1,055,000)
                                                                    ------------

         Total stockholders' deficit                                   (415,568)
                                                                    ------------
                                                                    $    95,445
                                                                    ============

   The accompanying notes are an integral part of these consolidated financial statements

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------

                                                         For the year ended     For the period from
                                                            December 31,          August 13, 1993
                                                   -----------------------------  (Inception) to
                                                       2000             1999     December 31, 2000
                                                   -------------   -------------   -------------
                                                                   (as restated)
Net sales                                          $     38,375    $          -    $     38,375

Cost of sales                                            46,498               -          46,498
                                                   -------------   -------------   -------------

         Gross loss                                      (8,123)              -          (8,123)

Operating expenses (Notes 4 and 5):
   Research and development                             319,535         902,250       1,553,152
   Selling and marketing                                648,335       1,434,346       2,082,681
   General and administrative                         1,042,073       1,013,938       2,611,943
                                                   -------------   -------------   -------------

         Total operating expenses                     2,009,943       3,350,534       6,247,776
                                                   -------------   -------------   -------------

         Loss from operations                        (2,018,066)     (3,350,534)     (6,255,899)
                                                   -------------   -------------   -------------

Other expenses (Note 5):
   Expenses recognized from the sale of stock at
     less than fair market value                      1,326,876         184,859       1,511,735
   Sorisole acquisition charge                        1,050,000               -       1,050,000
   Interest expense                                      18,387               -          18,387
                                                   -------------   -------------   -------------

         Total other expenses                         2,395,263         184,859       2,580,122
                                                   -------------   -------------   -------------

         Net loss                                  $ (4,413,329)   $ (3,535,393)   $ (8,836,021)
                                                   =============   =============   =============

Basic and diluted loss per share                   $      (0.14)   $      (0.19)
                                                   =============   =============

Basic and diluted weighted average common shares
outstanding                                          30,882,619      18,730,031
                                                   =============   =============

 The accompanying notes are an integral part of these consolidated financial statements

                                      F-4


                                        LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                              (A DEVELOPMENT-STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                                                  TO DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                        Common Stock        Additional    During the       Notes
                                                --------------------------    Paid-In     Development    Receivable
                                                   Shares        Amount       Capital        Stage      From Officers      Total
                                                ------------  ------------  ------------  ------------   ------------   ------------
Common stock issued to founder and
 shareholders in recapitalization               $ 1,142,500   $     1,143   $   148,113   $         -    $         -    $   149,256

Capital contributed by founder                            -             -       467,650             -              -        467,650

Shares retained by shareholders in
 recapitalization on November 1, 1998            11,974,140        11,974       (11,974)            -              -              -

Stock issued in November and December 1998
 in a private placement at $0.35 per share          503,571           503       175,747             -              -        176,250

Net loss for the period from August 13, 1993
 (Inception) through December 31, 1998                    -             -             -      (887,299)             -       (887,299)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balances, December 31, 1998                      13,620,211        13,620       779,536      (887,299)             -        (94,143)

                  The accompanying notes are an integral part of these consolidated financial statements



                                        LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                              (A DEVELOPMENT-STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                                                  TO DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Deficit
                                                                                         Accumulated
                                                        Common Stock        Additional    During the       Notes
                                                --------------------------    Paid-In     Development    Receivable
                                                   Shares        Amount       Capital        Stage      From Officers      Total
                                                ------------  ------------  ------------  ------------   ------------   ------------

Stock issued from January to March 1999 in a
 private placement at $0.35 per share               496,429           496       173,254             -              -        173,750

Stock issued in April and May 1999 in a
 private placement at $0.65 per share for
 total proceeds of $204,000                         313,846           314       203,686             -              -        204,000

Value of stock options granted to officers in
 February 1999 at $0.15 per share                         -             -     1,000,000             -              -      1,000,000

Exercise of stock options by officer in
 February 1999 at $0.15 per share for note        3,400,000         3,400       506,600             -       (510,000)             -

Exercise of stock options exercised in February
 1999 at $0.15 per share for employment
 services whereby no payment was received         1,600,000         1,600       238,400             -              -        240,000

Stock issued in June 1999 valued at $1.29 per
 share for services                               1,000,000         1,000     1,287,698             -              -      1,288,698

Stock issued in June 1999 in a private
 placement at $0.65 per share for total
 proceeds of $65,000, excluding expense
 recognized from sale of stock at less than
 fair value of $1.29 per share                      100,000           100       128,900             -              -        129,000

Stock issued in July 1999 in a private
 placement at $0.65 per share for total
 proceeds of $31,200, excluding expense
 recognized from sale of stock at less than
 fair value of $1.17 per share                       48,000            48        56,112             -              -         56,160

Stock issued in August 1999 in a private
 placement at $0.65 per share for total
 proceeds of $40,125, excluding expense
 recognized from sale of stock at less than
 fair value of $0.90 per share                       61,730            62        55,495             -              -         55,557

Stock issued in September 1999 in a private
 placement at $0.65 per share for total
 proceeds of $85,800, excluding expense
 recognized from sale of stock at less than
 fair value of $0.74 per share                      132,000           132        97,548             -              -         97,680

                  The accompanying notes are an integral part of these consolidated financial statements



                                        LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                              (A DEVELOPMENT-STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                                                  TO DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                        Common Stock        Additional    During the       Notes
                                                --------------------------    Paid-In     Development    Receivable
                                                   Shares        Amount       Capital        Stage      From Officers      Total
                                                ------------  ------------  ------------  ------------   ------------   ------------

Stock issued in October 1999 in a private
 placement at $0.65 per share for total
 proceeds of $153,400, excluding expense
 recognized from sale of stock at less than
 fair value of $0.71 per share                      236,000           236       167,324             -              -        167,560

Stock issued in November 1999 in a private
 placement at $0.65 per share (equal to fair
 value) for total proceeds of $20,000                30,800            31        19,969             -              -         20,000

Stock issued in November 1999 in a private
 placement at $0.32 per share for total
 proceeds of $60,875, excluding expense
 recognized from sale of stock at less than
 fair value of $0.57 per share                      188,731           189       107,388             -              -        107,577

Stock issued in December 1999 in a private
 placement at $0.40 per share for total
 proceeds of $30,000, excluding expense
 recognized from sale of stock at less than
 fair value of $0.50 per share                       75,000            75        37,425             -              -         37,500

Net loss                                                  -             -             -    (3,535,393)             -     (3,535,393)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balances, December 31, 1999 (as restated)        21,302,747        21,303     4,859,335    (4,422,692)      (510,000)       (52,054)

                  The accompanying notes are an integral part of these consolidated financial statements



                                        LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                              (A DEVELOPMENT-STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                                                  TO DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                        Common Stock        Additional    During the       Notes
                                                --------------------------    Paid-In     Development    Receivable
                                                   Shares        Amount       Capital        Stage      From Officers      Total
                                                ------------  ------------  ------------  ------------   ------------   ------------

Stock issued for Sorisole acquisition             3,500,000         3,500     1,046,500             -              -      1,050,000

Stock issued in February 2000 to an officer at
 $0.1875 per share for a 6% note, excluding
 compensation expense recognized from sale of
 stock at less than fair value of $0.37 per
 share                                            2,850,000         2,850     1,051,650             -       (534,375)       520,125

Exercise of stock options at $0.015 per share       402,000           402         5,628             -              -          6,030

Stock issued from January to March 2000
 during private placements at $0.40 per share
 for total proceeds of $99,800, including
 expense recognized from sale of stock at less
 than fair value of $0.47 per share                 249,500           250       117,015             -              -        117,265

Stock issued in February 2000 in a private
 placement at $012 per share for total proceeds
 of $40,000, excluding expense recognized from
 sale of stock at less than fair value of
 $0.37 per share                                    340,000           340       126,489             -              -        126,829

Stock issued in March 2000 during private
 placements at $0.45 per share for total
 proceeds of $27,500, excluding expense
 recognized from sale of stock at less than
 fair value of $0.67 per share                       61,111            61        41,002             -              -         41,063

Stock issued in April 2000 at $0.45 per
 share for consulting services rendered             150,000           150        67,350             -              -         67,500

Stock issued in April 2000 in a private
 placement at $0.17 per share for total
 proceeds of $37,000, including expense
 recognized from sale of stock at less than
 fair value of $0.45 per share                      217,647           218        98,458             -              -         98,676

Stock issued in April 2000 in a private
 placement at $0.04 per share for total
 proceeds of $85,000, including expense
 recognized from sale of stock at less than
 fair value of $0.45 per share                    2,000,000         2,000       904,750             -              -        906,750

Stock issued in May 2000 at $0.37 per share
 for consulting services rendered                    25,000            25         9,225             -              -          9,250

                  The accompanying notes are an integral part of these consolidated financial statements



                                        LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                              (A DEVELOPMENT-STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                                                  TO DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                        Common Stock        Additional    During the       Notes
                                                --------------------------    Paid-In     Development    Receivable
                                                   Shares        Amount       Capital        Stage      From Officers      Total
                                                ------------  ------------  ------------  ------------   ------------   ------------

Stock issued in June 2000 in a private
 placement at $0.19 per share for total
 proceeds of $2,400, including expense
 recognized from sale of stock at less than
 fair value of $0.34 per share                       12,500            12         4,235             -              -          4,247

Stock issued in June 2000 to two former
 officers at $0.01 per share for a 6% note,
 including compensation expense recognized
 from sale of stock at less than fair value
 of $0.34 per share                               1,062,500         1,062       360,188             -        (10,625)       350,625

Stock issued in July 2000 during private
 placements at $0.15 per share for total procee
 of $33,000, including expense recognized from
 sale of stock at less than fair value of
 $0.36 per share                                    220,000           220        78,865             -              -         79,085

                  The accompanying notes are an integral part of these consolidated financial statements



                                        LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                              (A DEVELOPMENT-STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                                                  TO DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                        Common Stock        Additional    During the       Notes
                                                --------------------------    Paid-In     Development    Receivable
                                                   Shares        Amount       Capital        Stage      From Officers      Total
                                                ------------  ------------  ------------  ------------   ------------   ------------

Stock issued in July 2000 at $0.36 per share fo
 consulting services rendered                         8,354             8         2,999             -              -          3,007

Stock issued in July 2000 at $0.36 per share in
 satisfaction of debt                                94,643            95        33,977             -              -         34,072

Stock issued in August 2000 during private
 placements at $0.20 per share for total procee
 of $61,000, including expense recognized from
 sale of stock at less than fair value of
 $0.26 per share                                    305,000           305        79,931             -              -         80,236

Stock issued in September 2000 during private
 placements at $0.20 per share for total procee
 of $66,000, including expense recognized from
 sale of stock at less than fair value of
 $0.23 per share                                    330,000           330        74,440             -              -         74,770

Stock issued in September 2000 in a private
 placement at $0.04 per share for total proceed
 of $52,000, including expense recognized from
 sale of stock at less than fair value of
 $0.23 per share                                  1,300,000         1,300       293,248             -              -        294,548

                  The accompanying notes are an integral part of these consolidated financial statements



                                        LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                              (A DEVELOPMENT-STAGE COMPANY)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     FOR THE PERIOD FROM AUGUST 13, 1993 (INCEPTION)
                                                  TO DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                        Common Stock        Additional    During the       Notes
                                                --------------------------    Paid-In     Development    Receivable
                                                   Shares        Amount       Capital        Stage      From Officers      Total
                                                ------------  ------------  ------------  ------------   ------------   ------------

Stock issued in October 2000 at $0.19 per
 share for consulting services rendered              50,000            50         9,450             -              -          9,500

Stock issued in November 2000 in a private
 placement at $0.13 per share for total proceed
 of $10,000, including expense recognized from
 sale of stock at less than fair value of
 $0.21 per share                                     80,000            80        17,027             -              -         17,107

Stock issued in November 2000 at $0.21 per
 share for consulting services rendered             201,000           201        42,009             -              -         42,210

Stock issued in December 2000 during private
 placements at $0.18 per share for total
 proceeds of $55,000                                275,000           275        54,725             -              -         55,000

Stock issued in December 2000 at $0.18 per
 share for consulting services rendered             344,000           344        61,576             -              -         61,920

Net loss                                                  -             -             -    (4,413,329)             -     (4,413,329)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balances at December 31, 2000                    35,381,002   $    35,381   $ 9,440,072   $(8,836,021)   $(1,055,000)   $  (415,568)
                                                ============  ============  ============  ============   ============   ============

                  The accompanying notes are an integral part of these consolidated financial statements

                                                          F-11

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------

                                                         For the year ended   For the period from
                                                            December 31,        August 13, 1993
                                                    --------------------------- (Inception) to
                                                       2000            1999    December 31, 2000
                                                    ------------   ------------   ------------
                                                                   (as restated)
Cash flows from operating activities:
   Net loss                                         $(4,413,329)   $(3,535,393)   $(8,836,021)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                          42,845         16,232         59,077
   Value of stock options issued below fair value             -      1,000,000      1,000,000
   Expense recognized from sale of stock at less
     than fair value                                  1,326,876        184,859      1,511,735
   Issuance of common stock for services
     rendered                                         1,064,138      1,528,698      2,592,836
   Sorisole acquisition charge                        1,050,000              -      1,050,000
   Interest expense paid with issuance of stock           7,072              -          7,072
   Changes in operating assets and liabilities:
     Receivable                                             745         (3,771)        (3,026)
     Accounts payable                                   211,778          6,109        223,415
     Accrued expenses                                    18,296         53,871         72,167
     Accrued payroll and related benefits                52,754          9,357         75,275
     Other current liabilities                           23,608          8,000         65,609
                                                    ------------   ------------   ------------

       Net cash used in operating activities           (615,217)      (732,038)    (2,181,861)
                                                    ------------   ------------   ------------

Cash flows from investing activities-
   Purchases of property and equipment                  (33,005)      (118,457)      (151,462)
                                                    ------------   ------------   ------------

Cash flows from financing activities:
   Increase (decrease) in due to related parties         57,000        (10,000)       101,546
   Issuance of stock for cash                           568,700        863,925      1,758,131
   Cash proceeds from exercise of options                 6,030              -          6,030
   Contributions of capital                                   -              -        467,650
                                                    ------------   ------------   ------------

       Net cash provided by financing activities        631,730        853,925      2,333,357
                                                    ------------   ------------   ------------

   Net increase (decrease) in cash                      (16,492)         3,430             34
   Cash at beginning of period                           16,526         13,096              -
                                                    ------------   ------------   ------------

   Cash at end of period                            $        34    $    16,526    $        34
                                                    ============   ============   ============

Non-c ash financing activities:
   Stock issued in satisfaction of debt             $    27,000    $         0    $    27,000
                                                    ============   ============   ============
   Stock issued to officers for notes               $   545,000    $   510,000    $ 1,055,000
                                                    ============   ============   ============

Supplemental cash flow information:
   Cash paid for interest expense                   $    11,173    $         0    $    11,173
                                                    ============   ============   ============

 The accompanying notes are an integral part of these consolidated financial statements

                                      F-15

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION

La Jolla Fresh Squeezed Coffee Company, Inc., formerly North West Farms, Inc. ("LJFSC") was incorporated in the state of Washington on February 9, 1987. Its wholly-owned subsidiaries are Stephen's Coffee Co., Inc. ("SCC"), California Corporation and Sorisole Acquisition Corp. ("Sorisole"), a Delaware corporation. SCC was incorporated in the state of California on August 13, 1993 ("Inception"). SCC is the operating company responsible for the development of manufacturing methods and products for distribution. Effective November 1, 1998, SCC was acquired for 1,142,500 shares of common stock representing approximately 9% of the outstanding voting stock of LJFSC in exchange for the common stock of SCC. LJFSC has had no significant operations. The entities are collectively referred to as the "Company". The Company since Inception has had no significant revenue producing activities and, accordingly, is a company in the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the historical assets and liabilities, and the related historical operations of SCC for all periods presented. The expenses of LJFSC and Sorisole have been included in operations from the dates of acquisition.

GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since its inception, has a stockholders' deficit at December 31, 2000 of $415,568, and requires substantial funds for its operational activities and sales efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has received monies from sales of its common stock at a significant discount from its market quotations through May 10, 2001 (see Notes 5 and 7). Management is negotiating a financing through private placement of its common stock, or a newly issued preferred stock. There are no assurances that funds will be available to or, if available, that the Company will achieve revenues sufficient to meet its cost structure and obligations as they become due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include, but are not limited to, the allowance for losses on uncollectible accounts receivable, and the impairment of long-lived assets.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

CONCENTRATION OF CREDIT RISK

The Company purchased certain products from two suppliers, which accounted for approximately 60% and 14% of total purchases during 2000. Purchases of products from two suppliers accounted for approximately 24% and 23% of total purchases during 1999. Management does not believe that the loss of such suppliers could have a severe impact on the results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management believes no permanent impairment has occurred.

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted these portions of SAB No. 101 with no material effect on the Company's financial position or results of operations.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company makes pro forma disclosures of net income and earnings per share, as if the fair value method of accounting had been applied in accordance with SFAS 123. The Company accounts for non-employee stock options under the fair value method using the Black-Scholes model.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25." FIN 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB 25. FIN 44 was effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. FIN 44 did not have any material impact on the accompanying consolidated financial statements.

LOSS PER SHARE

Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, warrants and other convertible securities. The Company did not have any potentially dilutive common stock equivalents outstanding as of December 31, 2000 or 1999.

REPORTING COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income (loss). The Company had adopted the provisions of this statement with no impact on the accompanying consolidated financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and assessing performance, and for which discrete financial information is available. The Company adopted the provisions of this statement in 1999 with no impact on the accompanying consolidated financial statements.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The adoption of SFAS No. 133 did not have a significant impact on the Company's consolidated financial statements or related disclosures.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000:

              Equipment                                      $      82,209
              Furniture and fixtures                                 1,248
              Leasehold improvements                                68,005
                                                             --------------
                                                                   151,462
              Less accumulated depreciation                        (59,077)
                                                             --------------
                                                             $      92,385
                                                             ==============

During the years ended December 31, 2000 and 1999, depreciation expense totaled $42,845 and $16,232 respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LESSEE

The Company is the lessee of office equipment under operating leases typically for periods of three years. The Company leases its office space under a non-cancelable operating lease in which the terms are for a period of three years. Total rent expense for all leases for the years ended December 31, 2000 and 1999 amounted to approximately $111,945 and $72,254, respectively.

The Company's future annual minimum lease payments for all non-cancelable operating leases as of December 31, 2000, are as follows:

               Years Ending
               ------------

                    2001                                   $        47,172
                    2002                                            29,730
                    2003                                             7,957
                                                           ----------------
                                                           $        84,859
                                                           ================

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

LITIGATION

In November 1999, a former director of SCC made a claim against the Company alleging that certain corporate formalities were not complied with during the transfer of the assets of SCC entitling the plaintiff to unwind the transfer, $150,000 in damages and additional shares in the Company. In November 1998, the Company believed it had settled the matter by the payment of $15,000, the issuance of 150,000 shares and the director's resignation. This matter was settled in November 2000. Pursuant to the terms of the settlement agreement, the Company became obligated to pay the plaintiff a total of $30,000 over a five month period. This settlement was charged to the Company's operations in 2000. As of December 31, 2000, the Company had a remaining balance due to the plaintiff of $24,000 which was incuded in accounts payable.

In November 1999, a shareholder of the Company filed a claim against the Company alleging similar claims as above, specifically that the transfer of the assets of SCC was fraudulent and is seeking declaratory relief to unwind the transfer, and other damages. This matter was settled in April 2001. Pursuant to the terms of the settlement agreement, the Company is obligated to pay the plaintiff a total of $17,000 over a 60 day period or face having a judgment entered against the Company for the unpaid balance. This amount was charged to the Company's operation in 2000 and reflected as a liability in the accompanying balance sheet. In addition, the Company has agreed to issue the plaintiff 60,000 shares of the Company's common stock and grant an option to purchase 175,000 additional shares at $0.45 per share. The 60,000 shares had an estimated fair market value of $0.13 per share based on the average trading price of the Company's common stock during April 2001 for an aggregate amount of $7,800. As of December 31, 2000, the Company accrued a total of $24,800 related to this matter.

In May 2000, a former creditor of Monterey Seasons, Inc. filed a claim against the Company alleging that the Company failed to fulfill it's obligation to pay a promissory note of $28,500 executed by the Company as a successor to Monterey Seasons, Inc. The Company believes it is not the successor of the obligor and in turn filled a cross complaint seeking the return of approximately $9,000 paid by the Company to the plaintiff. The trial for this matter is set for July 18, 2001. The outcome of the case is uncertain. As such, no provision for loss has been made in the accompanying consolidated statements of operations.

NOTE 5 - STOCKHOLDERS' DEFICIT

During the period from Inception to December 31, 1998, the president and founder of SCC had personally funded much of the Company's operations. Approximately $467,000 was contributed by the founder to the development of its cold extraction process and delivery system.

COMMON STOCK ISSUANCES

As discussed in Notes 1, effective November 1, 1998, LJFSC issued 1,142,500 shares of its common stock for all the assets subject to liabilities assumed of SCC. Since the acquisition was treated as a recapitalization of SCC, these shares are reflected as outstanding since Inception. The shares totaling 11,974,140 retained by the stockholders of LJFSC are considered as issued in connection with the recapitalization in the accompanying consolidated statements of stockholders' deficit.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In 1998, the Company issued 503,571 shares of common stock for $0.35 per share in a private placement offering for a total of $176,250. In 1999, the Company sold an additional 496,429 shares of common stock for $0.35 per share pursuant to such offering for a total of $173,750. Management has relied on exemptions available under the Securities Act of 1933. See below for additional 1999 private placement transactions.

As more detailed in the accompanying statement of stockholders' deficit, the Company issued 1,186,107 shares of common stock at prices ranging from $0.31 to $0.65 per share for total proceeds of $690,400 at various times during 1999. The purchase prices per share of such sales of common stock were negotiated based on market conditions. Such sales of common stock were executed at significant discounts to market quotations of the Over-The-Counter Bulletin Board ("OTC:BB"). In connection with these issuances, the Company recorded an expense of $184,859 arising from the sale of stock at less than fair value. The fair value was determined by management based on the average trading ask prices on the OTC:BB in the month the transaction was effected, less a discount of 10% for transferability restrictions. All such sales of unregistered securities were made to unrelated parties. Management has relied on exemptions available under the Securities Act of 1933. In the event these exemptions are not available, management may be required to offer a rescission of such sales.

In June 1999, the Company issued 1,000,000 shares of common stock to a third party in exchange for website development and maintenance services. The common stock was valued by management at $1,288,698 or $1.29 per share, based on the average trading ask prices on the OTC:BB in the month the transaction was effected, less a discount of 10% for transferability restrictions. The Company did not receive services in accordance with the contract. Because management had no significant financial resources at the time of the breach of contract, they were unable to pursue legal remedies. Accordingly, management charged such costs to operations.

On February 22, 2000, the Company acquired all the outstanding shares of common stock of Sorisole from the shareholders thereof in exchange for 3,500,000 shares of common stock. Sorisole was a Rule 12G reporting shell corporation under the Securities Act of 1934. Sorisole has no assets or liabilities and no significant operations. This acquisition was made for the purpose of retaining the Company's listing on the OTC:BB of the National Association of Securities Dealers (the "NASD"). Management recorded the shares issued at fair value and charged operations totaling $1,050,000.

In February 2000, holders of options to purchase a total of 402,000 shares of common stock exercised their rights for total proceeds of $6,030 or $0.015 per share. These options, previously retained by the stockholders of LJFSC, were considered as granted in connection with the recapitalization of SCC and, accordingly, no value was ascribed to the options.

As more detailed in the accompanying statement of stockholders' deficit, the Company issued 5,390,758 shares of common stock at prices ranging from $0.04 to $0.65 per share for aggregate proceeds of $568,700 at various times during 2000. The purchase prices per share of such sales of common stock were negotiated based on market conditions. Such sales of common stock were executed at significant discounts to market quotations of the OTC:BB. In connection with these issuances, the Company recorded an expense of $1,326,876 arising from the sale of stock at less than fair value. The fair value was determined by management based on the average trading ask prices on the OTC:BB in the month the transaction was effected, less a discount of 10% for transferability restrictions. All such sales of unregistered securities were made to unrelated parties. Management has relied on exemptions available under the Securities Act of 1933. In the event these exemptions are not available, management may be required to offer a rescission of such sales.

As more detailed in the accompanying statement of stockholders' deficit, the Company issued 778,354 shares of common stock for services rendered in 2000. Services rendered consisted of financial consulting, legal and business management consulting. The fair value was determined by management based on the average trading ask prices on the OTC:BB in the month the transaction was effected, less a discount of 10% for transferability restrictions. The monthly average closing ask prices ranged from $0.18 per share to $0.45 per share during the service periods. As a result, the Company charged operations $193,387 in connection with services.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In July 2000, the Company issued 94,643 shares of restricted common stock in satisfaction of debt to a related party at $0.36 per share based on market quotations including a 10% discount for trading restrictions.

In June 2000, the Company issued 1,062,500 shares of common stock to two former officers at $0.01 per share. At the date of the arrangement, the quoted market value averaged $0.34 per share. Compensation expense charges to operations in 2000 from this transaction amounted to $350,625.

See below for stock transactions under the Company's Incentive Stock Plan.

INCENTIVE STOCK PLANS

In 1999, the Board of Directors adopted the 1999 Incentive Stock Option Plan (the "Plan"), which authorizes the granting of options to key employees, directors, and/or consultants to purchase 10,000,000 shares of unissued common stock. During 1999, options to purchase 3,400,000 and 1,600,000 shares of the Company's common stock were granted to two officers, respectively, and immediately exercised at $0.15 per share.

Options to purchase 3,400,000 shares were exercised for employment services rendered. The Company recorded compensation expense during 1999 of $680,000 for the value of these options granted below fair value based on the difference between the estimated fair value of $0.35 per share and the exercise price of $0.15 per share. In connection with the exercise of options to purchase 3,400,000 shares, a promissory note bearing interest at six (6) percent, per annum and due in 2009 was issued to the Company. No payments have been received on the note during 1999.

Options to purchase 1,600,000 shares were exercised for employment services rendered and future services to be rendered for a total of three years. The Company recorded compensation expense of $320,000 in 1999 for the value of these options granted below the fair value based on the difference between the estimated fair value of $0.35 per share and the exercise price of $0.15 per share. The officer exercised the options in February 1999 and subsequently resigned from the Company in September 1999. Prior to his resignation, the officer sold the shares to third parties. The Company maintains that consideration in exchange for such options was not complete and is currently seeking cancellation of a portion of those shares. Upon exercise of the options, the Company charged $240,000 as compensation expense in 1999 for the exercise price of $0.15 per share not remitted to the Company.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

On February 18, 2000, the board of directors and stockholders adopted the 2000 Incentive Stock Plan (the "2000 Plan"), which authorizes the granting of options to key employees, directors, and/or consultants to purchase 10,000,000 shares of unissued common stock. On February 18, 2000, the board of directors approved an aggregate of 4,550,000 shares of the Company's common stock to three officers for $0.1875 per share. Of such, 2,850,000 were purchased. The balance of 1,700,000 shares were not acquired by two officers. The purchase price was determined by the board of directors based on the fair value of the Company's common stock on the date of grant. No additional shares have been issued in connection with the 2000 Plan. In connection with the purchase of the 2,850,000 shares, a promissory note totaling $534,375, bearing interest at six (6) percent per annum and due in 2009 was issued to the Company. Principal is payable in one lump sum in February, 2009.

On June 26, 2000, the Company issued 1,062,500 to the two officers which did not acquire shares (see preceding paragraph) for $0.01 per share or $10,625. At the time the shares were issued, the fair value of the Company's common stock was approximately $0.34 per share, based on market quotations. Additional compensation expense in connection with these purchases was $350,625, and was charged to operations during 2000.

NOTE 6 - PROVISION FOR INCOME TAXES

The Company's net deferred tax assets at December 31, 2000, consist of net operating loss carryforwards for federal and state income tax reporting amounting to approximately $__ million and $__ million, respectively. At December 31, 2000, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling approximately $__ million. The Company's net operating loss carryforwards will begin to expire in 2020 and 2005 for federal and state income tax purposes, respectively. The Company recorded no benefit for income taxes during the periods presented. During the years ended December 31, 2000 and 1999, the Company's total valuation allowance increased approximately $____ million and $1.1 million, respectively.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

From time to time, the Company borrows funds from shareholders and other related parties to fund working capital requirements. During 2000, the Company borrowed a total of $95,800 and at December 31, 2000, had an unpaid balance of $74,546. In connection with these borrowings from related parties, the Company paid a total of $18,245 in interest expense of which $7,072 was paid with the issuance of restricted common stock at $0.36 per share.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - QUARTERLY FINANCIAL INFORMATION AND FOURTH QUARTER ADJUSTMENTS
           (UNAUDITED)

The Company determined it was necessary to revise its unaudited results of operations in 2000. The revisions to the Company's unaudited quarterly financial information reflect (i) an additional charge to operations of $838,504 for differences arising from the valuation of stocks issued for services; (ii) an expense of $1,050,000 in connection with the acquisition of Sorisole and; (iii) an expense of $1,319,769 arising from the sales of stock at less than fair value.

The effects of such adjustments on the Company's previously reported quarters are as follows:

                                  Unaudited (in thousands, except per share information)
                    ------------------------------------------------------------------------------
                                                                                            THREE MONTHS
                        THREE MONTHS ENDED    THREE MONTHS ENDED     THREE MONTHS ENDED         ENDED
                          MARCH 31, 2000        JUNE 30, 2000         SEPTEMBER 30, 2000   DECEMBER 31, 2000
                        As                     As                     As
                    Originally     As      Originally      As      Originally       As
                     Reported   Restated    Reported    Restated    Reported     Restated
Total operating
 expenses           $    205    $    725    $    250    $    547    $    253    $    275    $    463
Other expenses             -       1,168           -         885           -         317          25
Net loss            $   (202)   $ (1,890)   $   (246)   $ (1,428)   $   (250)   $   (589)   $   (506)
                    =========   =========   =========   =========   =========   =========   =========

Basic and diluted
 loss per share     $  (0.01)   $  (0.08)   $  (0.01)   $  (0.05)   $  (0.01)   $  (0.02)   $  (0.02)
                    =========   =========   =========   =========   =========   =========   =========

Basic and diluted
 weighted average
 common shares
 outstanding          24,748      24,748      30,500      28,610      33,791      29,628      30,882


NOTE 9 - SUBSEQUENT EVENTS

In January 2001, the Company issued a total of 1,207,320 shares of restricted common stock at $0.17 per share based on market quotations including a 10% discount for trading restrictions for total proceeds of $86,745. In connection with these issuances, the Company will record in 2001 an expense of $118,499 arising from the sale of stock at less than fair value.

In February 2001, the Company issued a total of 500,000 shares of restricted common stock at $0.10 per share based on market quotations including a 10% discount for trading restrictions for total proceeds of $50,000.

In March 2001, the Company issued a total of 315,909 shares of restricted common stock at $0.06 per share based on market quotations including a 10% discount for trading restrictions for total proceeds of $27,000.

In January and February 2001, the Company issued 285,000 shares of restricted common stock for consulting services rendered at prices ranging from $0.10 to $0.17 per share based on market quotations including a 10% discount for trading restrictions.

In March 2001, the Company issued 712,500 shares of restricted common stock to two officers of the Company for employment services rendered and to be rendered at $0.06 per share based on market quotations including a 10% discount for trading restrictions. In addition, the Company granted to one of these officers an option to purchase 500,000 shares of restricted common stock at an exercise price of $0.08 per share.