Form 10QSB
period 2001-03-31
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2001-05-21
CIK 1092302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
March 31, 2001
--------------

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.

             STATE                                        91-1359136
    (STATE OF WASHINGTON)                   (IRS Employer Identification Number)

                                     ADDRESS
                           9060 Activity Road, Suite A
                              San Diego, CA. 92126

                                 (858-273-5282)
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes          No   X
    ------      -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

               Class                             Outstanding at March 31, 2001
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         38,232,000 shares

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                                                     Page Number
                                                                     -----------
PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements                                    3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Operations

                  and Comprehensive Loss                                  4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial       7
                  Condition and Results of Operations

PART II.          Other Information                                       8

SIGNATURE PAGE                                                            9

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS
                                                                      MARCH 31,
                                                                        2000
                                                                    ------------
                                     ASSETS
Current assets:
     Cash                                                           $         0
         Receivable                                                       4,570
                                                                    ------------
         Total current assets                                             4,570

Property and equipment, net                                              87,716
                                                                    ------------
                                                                    $    92,286
                                                                    ============

                      LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                               $   217,300
     Accrued payroll and related benefits                                86,421
     Other accrued expenses                                              50,260
     Other current liabilities                                           46,809
                                                                    ------------
         Total current liabilities                                      400,790

Due to related party                                                     74,346
                                                                    ------------
         Total liabilities                                              475,137

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 50,000,000
     shares authorized; 38,232,000 issued and outstanding                38,232
   Additional paid-in capital                                         9,710,467
   Deficit accumulated during the development stage                  (9,076,549)
   Notes receivable from officers                                    (1,055,000)
                                                                    ------------

         Total stockholders' deficit                                   (382,851)
                                                                    ------------
                                                                    $    92,286
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             (UNAUDITED)

                                                                   For the quarter ending
                                                                          March 31,
                                                               -----------------------------
                                                                   2001             2000
                                                               -------------   -------------

Net sales                                                      $      8,375    $      4.391

Cost of sales                                                         8,517            1463
                                                               -------------   -------------

         Gross loss                                                    (840)          2,928

Operating expenses :
   Research and development                                          59,772         118,979
   Selling and marketing                                             95,556         237,957
   General and administrative                                        83,612         386,680
                                                               -------------   -------------

         Total operating expenses                                   238,890         743,616
                                                               -------------   -------------

         Loss from operations                                      (239,730)       (740,688)
                                                               -------------   -------------

Other expenses:
   Expenses recognized from the sale of stock at
   less than fair market value                                           --         117,857
   Sorisole acquisition charge                                           --       1,050,000
   Interest expense                                                     798             204
                                                               -------------   -------------

         Total other expenses                                           798       1,168,061
                                                               -------------   -------------

         Net loss                                              $   (240,528)   $ (1,908,749)
                                                               =============   =============

Basic and diluted loss per share                               $     (0.007)   $     (0.077)
                                                               =============   =============

Basic and diluted weighted average common shares outstanding     36,807,000      24,700,000
                                                               =============   =============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                 4

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (UNAUDITED)

                                                                      For the quarter ending
                                                                             March 31,
                                                                   ---------------------------
                                                                       2001           2000
                                                                   ------------   ------------
Cash flows from operating activities:
   Net loss                                                        $  (240,528)   $(1,908,749)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                                         10,750          8,778

   Expense recognized from sale of stock at less than fair value            --        117,857
   Issuance of common stock for services rendered                       94,500        520,125
   Sorisole acquisition charge                                              --      1,050,000

   Changes in operating assets and liabilities:
     Receivable                                                         (1,544)          (321)
     Accounts payable                                                   (6,116)        51,432
     Accrued expenses                                                  (21,907)            57
     Accrued payroll and related benefits                               11,147             --
     Other current liabilities                                         (18,800)        15,809
                                                                   ------------   ------------

       Net cash used in operating activities                            68,030      1,763,737
                                                                   ------------   ------------
Cash flows from investing activities-
   Purchases of property and equipment                                  (6,081)       (31,939)
                                                                   ------------   ------------
Cash flows from financing activities:
   Increase (decrease) in due to related parties                          (200)        (3,500)
   Issuance of stock for cash                                          178,745        167,300

       Net cash provided by financing activities                       178,545        683,925
                                                                   ------------   ------------

   Net increase (decrease) in cash                                         (34)       (13,151)
   Cash at beginning of period                                              34         17,526
                                                                   ------------   ------------
   Cash at end of period                                           $         0    $     4,375
                                                                   ============   ============

Non-cash financing activities:
    Stock issued to officers for notes                                                534,375
                                                                                  ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                  5

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2001 and the results of operations and of cash flows for the three-month periods ended March 31, 2001 and 2000.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - BALANCE SHEET ITEM AS OF                           MARCH 31, 2001
                                                            --------------

Net properties consist of the following:

                            Equipment                       $      89,396
                      Furniture and fixtures                        1,248
                      Leasehold improvements                       59,752
                                                            --------------
                                                                  150,395
                  Less accumulated depreciation                   (62,679)
                                                            --------------
                                                            $      87,716
                                                            ==============

NOTE 3

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the effects of the Company's stock options would be antidilutive. Basic and diluted EPS do not differ from earnings per share previously presented.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

METHOD OF PRESENTATION.

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

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

During the quarter ended December 31, 2001, LJCC net revenues increased slightly from the same quarter of the previous year, $8,375 vs $4,391. The revenues and related cost of goods were primarily for test sales programs. The Company remained a development stage company during this period. The Company believes that it will move from a development stage company with limited revenues to more robust revenues in the third and fourth quarter of 2001.

Selling, general and administrative expenses decreased from $237,957 to $95,556, an increase of $142,401 or 60%. The decrease in selling, general and administrative expenses is attributed to the Companies limited resources and concentration on product R&D.

Research and development expenditures for the quarter ended December 31, 2000, decreased 50%, $95,556 vs. $118,879 due primarily to the Company's limited capital resources and moving into test market sales of the primary coffee product.

For the current quarter, the Company had a loss of only $240,548 or $0.007 per 36,807,000 weighted average number of shares outstanding, as compared to a loss of $1,908,061 or $0.077 per share, based on 24,700,000 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss was in part due to other expenses of $117.857 for a FMV adjustment to equity and expense for the difference between the reported bulletin board price of stock and the negotiated sales price for new restricted stock sold for cash and the booking of equity and expense for the acquisition of Sorisole of $1,050,000. In additional, certain shares of stock were sold to Officers of the Company in return for a promissory notes, equity and an expense was booked for the difference between the reported bulletin board quotated stock price and the negotiated sales price for the Officers new restricted stock in the amount of $520,125. If these non-cash activities are removed from the loss, the 1st quarter 2000 loss would be $220,079 very comparable with first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continued in the comparative quarters to experience losses from operations and have limited working capital. The Company is highly dependent on private sale of stock for continued liquidity. Continued viability of the Company is dependent on obtaining additional debt or equity financing. The Company anticipates raising upwards of $1,500,000 through stock sales to fund it move from a development stage company to and operating company. In the later part of 2001. There is no assurance that the necessary funds will be obtained.

     PART II.

OTHER INFORMATION

ITEM 1.        Legal Proceedings
               Previously reported.

ITEM 2.        Changes in Securities
               None

ITEM 3.        Defaults Upon Senior Securities
               None

ITEM 4.        Submission of Matters to Vote of Security Holders
               None

ITEM 5.        Other Information
               None

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibit
                       None

               (b)     Reports on Form 8-K
                       None

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       LA JOLLA FRESH SQUEEZED COFFEE CO., INC

Date:  May 21, 2001                               /s/ KURT TONEYS
     -----------------------                      ---------------
                                                  Kurt Toneys
                                                  President and
                                                  Chief Executive Officer

Date:  May 21, 2001                               /s/ STEPHEN COREY
     --------------------------                   -----------------
                                                  Stephen Corey
                                                  Chief Technical Officer

Date:  May 21, 2001                               /s/ RICHARD GARTRELL
     --------------------------                   --------------------
                                                  Richard Gartrell
                                                  Chief Financial Officer