Form 10QSB/A
period 2001-03-31
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2001-06-22
CIK 1092302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                QUARTERLY REPORT

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

Yes          No   X
    ------      -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

               Class                             Outstanding at March 31, 2001
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         38,232,031 shares

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

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS
                                                                       MARCH 31,
                                                                         2001
                                                                    ------------
                                     ASSETS
Current assets:
         Accounts receivable                                              4,570
                                                                    ------------
         Total current assets                                             4,570

Property and equipment, net                                              81,730
                                                                    ------------
                                                                    $    86,300
                                                                    ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                               $   244,574
     Accrued payroll and related benefits                                86,421
     Other current liabilities                                           63,810
                                                                    ------------
         Total current liabilities                                      394,805

Due to related party                                                     74,346
                                                                    ------------
         Total liabilities                                              469,151

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 50,000,000
     shares authorized; 38,232,031 issued and outstanding                38,232
   Additional paid-in capital                                         9,767,965
   Deficit accumulated during the development stage                  (9,134,048)
   Notes receivable from officers                                    (1,055,000)
                                                                    ------------

         Total stockholders' deficit                                   (382,851)
                                                                    ------------
                                                                    $    86,300
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             (UNAUDITED)

                                                                   For the quarter ending
                                                                          March 31,
                                                               -----------------------------
                                                                   2001             2000
                                                               -------------   -------------

Net sales                                                      $      7,677    $      4,391

Cost of sales                                                         8,517           1,463
                                                               -------------   -------------

         Gross loss                                                    (840)          2,928

Operating expenses:
   Research and development                                          59,722          75,987
   Selling and marketing                                             95,556          26,819
   General and administrative                                        83,612         640,810
                                                               -------------   -------------

         Total operating expenses                                   238,890          743,616
                                                               -------------   -------------

         Loss from operations                                      (239,730)       (740,688)
                                                               -------------   -------------

Other expenses:
   Expenses recognized from the sale of stock at
      less than fair market value                                    57,499         117,857
   Sorisole acquisition charge                                           --       1,050,000
   Interest expense                                                     798             204
                                                               -------------   -------------

         Total other expenses                                         58,297      1,168,061
                                                               -------------   -------------

         Net loss                                              $   (298,027)   $ (1,908,749)
                                                               =============   =============

Basic and diluted loss per share                               $     (0.008)   $     (0.077)
                                                               =============   =============

Basic and diluted weighted average common shares outstanding     36,827,712      24,748,000
                                                               =============   =============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                 4

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (UNAUDITED)

                                                                      For the quarter ending
                                                                             March 31,
                                                                   ---------------------------
                                                                       2001           2000
                                                                   ------------   ------------
Cash flows from operating activities:
   Net loss                                                        $  (298,027)   $(1,908,749)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                                         10,655          8,778

   Expense recognized from sale of stock at less than fair value        57,499        117,857
   Issuance of common stock for services rendered                       94,500        520,125
   Sorisole acquisition charge                                              --      1,050,000

   Changes in operating assets and liabilities:
     Receivable                                                         (1,544)          (321)
     Accounts payable and accrued expenses                             (51,008)        51,489
     Accrued payroll and related benefits                               11,146             --
     Other current liabilities                                          (1,800)        15,809
                                                                   ------------   ------------

       Net cash used in operating activities                          (178,578)      (145,012)
                                                                   ------------   ------------
Cash flows from investing activities-
   Purchases of property and equipment                                       --       (31,939)
                                                                   ------------   ------------
Cash flows from financing activities:
   Increase (decrease) in due to related parties                          (200)        (3,500)
   Issuance of stock for cash                                          178,745        167,300
                                                                   ------------   ------------
       Net cash provided by financing activities                       178,545        163,800
                                                                   ------------   ------------

   Net increase (decrease) in cash                                         (34)       (13,151)
   Cash at beginning of period                                              34         17,526
                                                                   ------------   ------------
   Cash at end of period                                           $         -    $     4,375
                                                                   ============   ============

Non-cash financing activities:
    Stock issued to officers for notes                             $         -    $   534,375
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

NOTE 2 - UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial data as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000.

Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's amended annual report on Form 10-KSB/A.

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since its inception, has a stockholders' deficit at March 31, 2001, of $382,851, and requires substantial funds for its operational activities and sales efforts. These factors raise substantial doubt about the company's ability to continue as a going concern. Management has received monies from sales of its common stock at a significant discount from its market quotations. Management is negotiating a financing through private placements of its common Stock, or a newly issued preferred stock. There are no assurances that funds will be available to, or if available, that the Company will achieve revenues sufficient to meet its cost structure and obligations as they become due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCKHOLDERS' EQUITY

In January 2001, the Company issued a total of 907,302 shares of restricted common stock at $0.17 per share based on market quotations including a 10% discount for trading restrictions for total proceeds of $96,745. In connection with these issuances, the Company recorded an expense of $57,499 arising from the sale of stock at less than fair value.

In February 2001, the Company issued a total of 500,000 shares of restricted common stock at $0.10 per share based on market quotations, less a 10% discount for trading restrictions, for total proceeds of $50,000.

In March 2001, the Company issued a total of 378,409 shares of restricted common stock at $0.08 per share based on market quotations, less a 10% discount for trading restrictions for total proceeds of $32,000.

In January and February 2001, the Company issued 380,000 shares of restricted common stock for consulting services rendered at prices ranging from $0.10 to $0.17 per share based on market quotations, less a 10% discount for trading restrictions. In connection with these issuances the Company recorded consulting expense of $39,740.

In March 2001, the Company issued 212,500 shares of restricted common stock to an officer of the Company for employment services rendered and to be rendered at $0.08 per share based on market quotations including a 10% discount for trading restrictions. In connection with this issuance the Company recorded compensation expense of $17,000. Also, the Company issued 437,500 shares of restricted common stock to another officer of the Company for employment services rendered and to be rendered also at $0.08 per share. In connection with this issuance, the Company recorded compensation expense of $35,000. In addition, the Company granted to one of these officers an option to purchase 500,000 shares of restricted common stock at an exercise price of $0.08 per share. No expense was recognized from the issuance of the options the exercise price was above the fair market value of the Company's common stock at the date of the grant.

In March 2001, the Company issued 34,500 shares of restricted common stock for consulting services rendered at $0.08 per share based on market quotations, less a 10% discount for trading restrictions. In connection with this issuance, the Company recorded consulting expense of $2,760.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity and capital resources. This analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the amended annual report on Form10-KSB/A.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides A safe harbor for forward-looking statements made by or on behalf of La Jolla Fresh Squeezed Coffee Co., Inc. (the "Company"). The Company and its Representatives may from time to time make written or oral forward-looking Statements, including statements contained in this report and in our other Filings with the Securities and Exchange Commission ("SEC"). These statements Use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements which address operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales, or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current Views and assumptions regarding future events and operating performance. We Cannot assure that anticipated results will be achieved since actual results may Differ materially because of risks and uncertainties. We do not undertake to Revise these statements to reflect subsequent developments.

The following are some of the factors that could cause actual results to differ Materially from in our forward-looking statements:

         o The impact of rapid or persistent fluctuations in the price of coffee beans;
         o        Fluctuations in the supply of coffee beans;
         o General economic conditions and conditions which affect the market for coffee;
         o The effects of competition from other coffee manufacturers and other beverage alternatives; and
         o        Changes in consumption of coffee

You are strongly encouraged to consider these factors when evaluating forward-looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

OVERVIEW

La Jolla Fresh Squeezed Coffee Co., Inc. (the "Company"), a development stage company, is a manufacturer and distributor of gourmet cold-brewed coffee liquid extract, gourmet non-alcoholic cold coffee beverages and flavorant products.

From August 13, 1993(inception) to March 31, 2001, the Company's activities have primarily been related to raising capital and research and development of its products. The Company has sold insignificant amounts of its products.

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

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

During the quarter ended December 31, 2001, LJCC net revenues increased slightly from the same quarter of the previous year, $7,677 vs. $4,391. The revenues and related cost of goods were primarily for test sales programs. The Company remained a development stage company during this period. The Company believes that it will move from a development stage company with limited revenues to more robust revenues in the third and fourth quarter of 2001.

General and administrative expenses decreased from $640,810 to $83,612, a decrease of $557,198 or 87%. The decrease in general and administrative expenses is primarily due to the Company issuing stocks to an officer in the first quarter of 2000 that was charged to general and administrative expense in the amount of $520,125.

Research and development expenses decreased from $75,987 to $59,722, a decrease of $16,264 or 21%. The decrease is due primarily to the Company's limited capital resources and moving into test market sales of the primary coffee product.

Selling and marketing expenses increased from $26,819 to $95,556, an increase of $68,737. The increase is due to the Company's dedicating more resources towards the marketing of the products rather than the development of the product. Management believes that the product has reached a level of quality unsurpassed and believes that in order to achieve the Company's mission it must gain public exposure and begin the active sale of the product.

Expenses recognized from sale of stock at less than fair market value decreased from $117,857 to $57,499, a decrease of $60,357 or 51%.

For the current quarter, the Company had a loss of only $298,027 or $0.008 per 36,827,712 weighted average number of shares outstanding, as compared to a loss of $1,908,749 or $0.077 per share, based on 24,748,000 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss was in part due to the expense for the acquisition of Sorisole of $1,050,000. In addition, certain shares of stock were sold to Officers of the Company in return for a promissory notes, equity and an expense was booked for the difference between the reported bulletin board quotated stock price and the negotiated sales price for the Officers new restricted stock in the amount of $520,125. If these non-cash activities are removed from the loss, the 1st quarter 2000 loss would be $338,624 very comparable with first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2001, the Company had no cash or cash equivalents and current Assets of $4,570 and total assets of $81,730. During the three months ended March 31, 2001, the Company raised a net of $178,745 through the issuance of 2,223,211 shares of common stock.

As of March 31, 2001, the Company had current liabilities totaling $394,805. A significant portion of these liabilities are attributable to accounts payable. The Company continues to operate at a deficit and as of March 31, 2001, had an accumulated deficit of $9,134,048. Shareholder's deficit as of March 31, 2001, was $382,851. For the three months ended March 31, 2001, the Company had negative cash flows from operating activities of $178,578. This includes expenditures for consulting, payroll, contract labor, and general and administrative expenses, of which $10,655 was attributable to depreciation. During the same period, the Company paid off certain expenses which caused its accounts payable and accrued expenses to decrease by $51,008.

The Company had no cash flow from investing activities during the three months ended March 31, 2001. During the three months ended March 31, 2001, net proceeds of $178,745 were received from the issuance of common stock. For the three months ended March 31, 2001, the Company had positive cash flows of $178,545 from financing activities.

The Company is still in the development stage. From its inception, the Company has never had any significant sales of its products and had more expenses than income in each year of its operations. Management anticipates that net losses will continue in the foreseeable future. The Company has been able to maintain a positive cash position solely through financing activities. The Company's total current liabilities significantly exceed its total assets. Additional financing will be necessary for the Company to continue with its operations and bring its product to the market. As a result, the independent auditor has issued a going concern opinion and has expressed substantial doubt regarding the Company's ability to continue as a going concern as of December 31, 2000.

The Company does not believe that it has sufficient funds available to satisfy its current obligations and to fund its operating expenses for the next twelve months. The Company anticipates, but can offer no assurances, that it will begin generating revenues during the fourth quarter of 2001. However, such revenues alone will not be sufficient to satisfy its current liabilities and operating expenses for the next twelve months. Management plans to continue to pursue additional financing through the issuance of debt or common stock. It anticipates that this will be accomplished through additional private placements. There are currently no major identifiable sources of funding and the Company anticipates seeking the assistance of an investment firm to help secure viable sources of capital. If additional capital is not secured, there is substantial doubt as to whether the Company will be able to continue as a going concern for the next 12 months.

Other than as described above, there are no known trends, events, or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. The primary source of liquidity in the future will be additional financing and sales of its products. There are no material commitments for capital expenditures. There are no known trends, events, or uncertainties reasonably expected to have a material impact on the revenues or income from continuing operations of the Company. Any income or loss generated will be from continuing operations and there are no seasonal aspects to the business of the Company.

ADDITIONAL RISK FACTORS

In addition to the other information contained herein, and the information contained in the Company's amended annual report on Form 10-KSB/A, the following factors should be considered carefully in evaluating the Company and its business.

VOLATILITY OF STOCK PRICE

The Company's common stock price has experienced and is likely to experience significant price and volume fluctuation in the future. Such fluctuations could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as the ability to generate sales as well as other factors could cause the price of the Company's common stock to fluctuate significantly.

FUTURE SALES OF SHARES OF COMMON STOCK

The Company has very limited cash or cash equivalents and required substantial additional capital to pursue its operating objectives and continue as a going concern. Management anticipates that future sales of common stock will be necessary to raise additional capital needed to satisfy its current debt obligations and fund its future operations. Management also anticipates hiring consultants to render services for the development of the Company's business and to pay such consultants through the issuance of additional shares of common stock. Such issuance of additional securities may dilute the value of the Company's common stock and may have an adverse impact on the market price of the stock.

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

                                       LA JOLLA FRESH SQUEEZED COFFEE CO., INC

Date:  June 20, 2001                              /s/ KURT TONEYS
     -----------------------                      ---------------
                                                  Kurt Toneys
                                                  President and
                                                  Chief Executive Officer

Date:  June 20, 2001                              /s/ STEPHEN COREY
     --------------------------                   -----------------
                                                  Stephen Corey
                                                  Chief Technical Officer

Date:  June 20, 2001                              /s/ RICHARD GARTRELL
     --------------------------                   --------------------
                                                  Richard Gartrell
                                                  Chief Financial Officer