Form 10QSB
period 2001-06-30
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2001-08-14
CIK 1092302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
June 30, 2001
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

Yes   X      No
    ------      -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

               Class                             Outstanding at June 30, 2001
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         42,001,690 shares

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                                                     Page Number
                                                                     -----------
PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements                                    3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Operations

                  and Comprehensive Loss                                  4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial       7
                  Condition and Results of Operations

PART II.          Other Information                                       11

SIGNATURE PAGE                                                            12

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS
                                                                      June 30,
                                                                        2001
                                                                    ------------
                                     ASSETS
Current assets:
     Cash                                                           $       305
     Trade Receivables                                                    4,482
     Inventory                                                           34,319
                                                                    ------------
         Total current assets                                            39,106
Property and equipment, net                                              99,933
                                                                    ------------
Total Assets                                                        $   139,039
                                                                    ============

                      LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                               $   279,352
     Accrued payroll and related benefits                               207,308
     Other accrued expenses                                              35,355
     Other current liabilities                                           57,809
                                                                    ------------
         Total current liabilities                                      579,824

Due to related party                                                     91,846
                                                                    ------------
         Total liabilities                                              671,670

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 50,000,000
     shares authorized; 42,001,690 issued and outstanding                42,002
   Additional paid-in capital                                        10,136,815
   Deficit accumulated during the development stage                  (9,656,448)
   Notes receivable from officers                                    (1,055,000)
                                                                    ------------

         Total stockholders' deficit                                   (532,631)
                                                                    ------------
                                                                    $   139,039
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             (UNAUDITED)

                                  For quarter ending              For the six months ending     For the period from
                                       June 30                            June 30,                August 13, 1993
                                -------------------------       -----------------------------     (Inception) to
                                    2001           2000                2001        2000    June 30, 2001
                                -------------   ----------      ------------     -------------  -------------------
Net sales                         $   34,645    $   5,212        $   42,322     $     9,603      $      80,697

Cost of sales                        (72,514)      (3,718)          (81,031)         (5,181)          (127,529)
                                -------------   ----------      -------------   ------------    -------------------
  Gross loss                         (37,869)       1,494           (38,709)          4,422            (46,832)

Operating expenses :
 Research and development            (96,691)    (398,439)         (156,413)       (297,584)        (1,709,565)
 Selling & Marketing                (154,705)    (140,626)         (250,261)       (105,030)        (2,332,942)
 General & Administrative           (135,368)    (112,691)         (218,980)       (992,758)        (2,830,923)
                                -------------   ----------      ------------    ------------    -------------------
  Total operating expenses          (386,764)    (651,756)         (625,654)     (1,395,372)        (6,873,430)
                                -------------   ----------      ------------    ------------    -------------------
  Loss from operations              (424,633)    (650,262)         (664,363)     (1,390,950)        (6,920,262)
                                -------------   ----------      ------------    ------------    -------------------

Other expenses:
 Expenses recognized from
 the sale of stock at less
 than fair market value              (70,327)    (885,273)         (127,826)     (1,003,130)        (1,639,561)
 Sorisole acquisition charge            -            -                 -         (1,050,000)        (1,050,000)
 Interest Expense                    (17,486)        (300)          (18,284)           (504)           (36,671)
 Other expense, net                   (9,954)        -               (9,954)          -                 (9,954)
                                -------------   ----------      ------------    ------------    -------------------
  Total other expenses               (97,767)    (885,573)         (156,064)     (2,053,634)        (2,736,186)
                                -------------   ----------      ------------    ------------    -------------------
  Net loss                      $   (522,400)   $(1,535,835)    $   (820,427)   $(3,444,584)        (9,656,448)
                                =============   ============    =============   ============    ===================

Basic and diluted
loss per share                  $   (0.01)      $   (0.04)      $    (0.02)     $    (0.13)
                                =============   ============    =============   ============

Basic and diluted
weighted average common
 shares outstanding              40,141,153      36,807,000      38,493,185      26,834,000
                                ============    ============    =============   ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements


                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (UNAUDITED)

                                                                 For the Six Months Ended       For the Period from
                                                                         June 30,                August 13, 1998
                                                                ---------------------------      (Inception) to
                                                                   2001            2000           June 30, 2001
                                                                ------------    ------------    --------------
Cash flows from operating activities:
   Net loss                                                     $  (820,427)    $(3,444,584)    $  (9,656,448)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation                                                      21,500          17,578            80,577

   Value of stock options issued below fair value                     -              -              1,000,000
   Expense recognized from sale of stock
     at less than fair value                                        127,826       1,003,130         1,639,561
   Issuance of common stock for services rendered                   180,981         947,500         2,773,817
   Issuance of common stock for interest expense                     17,312          -                 24,384
   Sorisole acquisition charge                                        -           1,050,000         1,050,000

   Changes in operating assets and liabilities:
     Trade Receivables                                               (1,456)          1,423            (4,482)
     Inventories                                                    (34,319)         -                (34,319)
     Accounts payable                                                55,936          35,002           279,351
     Accrued expenses                                               (36,812)         86,640            35,355
     Accrued payroll and related benefits                           132,033              57           207,308
     Other current liabilities                                       (7,800)         15,808            57,809
                                                                ------------    ------------    --------------

       Net cash used in operating activities                       (365,226)       (287,446)       (2,547,087)
                                                                ------------    ------------    --------------
Cash flows from investing activities-
   Purchases of property and equipment                              (29,048)        (35,915)         (180,510)
                                                                ------------    ------------    --------------
Cash flows from financing activities:
   Increase (decrease) in due to related parties                     17,300          10,500           118,846
   Issuance of stock for cash                                       377,245         291,700         2,135,376
   Proceeds from exercise of stock options                            -               6,030             6,030
   Contribution of capital                                            -               -               467,650
                                                                ------------    ------------    --------------

       Net cash provided by financing activities                    394,545         308,230         2,727,902
                                                                ------------    ------------    --------------

   Net increase (decrease) in cash                                      271         (15,131)              305
   Cash at beginning of period                                           34          16,526             -
                                                                ------------    ------------    --------------
   Cash at end of period                                        $       305     $     1,395     $         305
                                                                ============    ============    ==============

Non-cash financing activities:
    Stock issued in satisfaction of debt                        $      -        $     -         $      27,000
                                                                ============    ============    ==============
    Stock issued to officers for notes                          $      -        $   545,000     $   1,055,000
                                                                ============    ============    ==============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                  5


                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2001 and the results of operations and of cash flows for the six-month periods ended June 30, 2001 and 2000.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2  Going Concern Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since its inception, has a stockholders' deficit at June 30, 2001, of $532,631, and requires substantial funds for its operational activities and sales efforts. These factors raise substantial doubt about the company's ability to continue as a going concern. Management has received monies from sales of its common stock at a significant discount from its market quotations. Management is negotiating a financing through private placements of its common stock. There are no assurances that funds will be available to, or if available, that the Company will achieve revenues sufficient to meet its cost structure and obligations as they become due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  Stockholders' Deficit

During April and May 2001, the Company issued 2,673,896 shares of restricted common stock at $0.10 per share based on market quotations including a 10% discount for trading restrictions for total proceeds of $197,500. In connection with these issuances, the Company recorded an expense of $67,328 arising from the sale of stock at less than fair value.

In June 2001, the Company issued 38,596 shares of restricted common stock at $0.09 per share based on market quotations including a 10% discount for trading restrictions for total proceeds of $1,000. In connection with these issuances, the Company recorded an expense of $3,000 arising from the sale of stock at less than fair value.

During the quarter ended June 30, 2001, the Company issued 652,310 shares of restricted common stock for consulting services rendered at $0.10 per share based on market quotations including a 10% discount for trading restrictions for total expense of $65,231.

In June 2001, the Company issued 212,500 shares of restricted common stock to an officer of the Company for employment services rendered at $0.10 per share based on market quotations including a 10% discount for trading restrictions for total compensation expense of $21,250.

In June 2001, the Company issued 192,357 shares of restricted common stock to a related party in lieu of payment of penalties and interest at $0.09 per share based on market quotations including a 10% discount for trading restrictions for total interest expense of $17,312.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                   (UNAUDITED)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Item 2. Managements' Discussion and Analysis of Results of Operations and Financial Condition

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity and capital resources. This analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the amended annual report on Form 10-KSB.

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

OVERVIEW

La Jolla Fresh Squeezed Coffee Co., Inc., a development stage company, is a manufacturer and distributor of gourmet cold-brewed coffee liquid extract, gourmet non-alcoholic cold coffee beverages and flavorant products.

From August 13, 1993(Inception) to June 30, 2001, the Company's activities have primarily been related to raising capital and research and development of its products. The Company has sold insignificant amounts of its products.

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

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                   (UNAUDITED)

METHOD OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the historical assets and liabilities, and the related historical operations of Stephen's Coffee Co., Inc. for all periods presented. The operations of La Jolla Fresh Squeezed Coffee Co., Inc. and Sorisole have been included in operations from the dates of acquisition.

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000.

During the quarter ended June 30, 2001, the Company's gross revenues increased from the same quarter of the previous year, $34,645 vs $5,212. The revenues and related cost of goods were primarily for test sales programs. The Company remained a development stage company during this period. The Company believes that it will move from a development stage company with limited revenues to more robust revenues in the third and fourth quarter of 2001.

Operating expenses decreased from $651,756 to $386,763, representing a decrease of $264,993 or 41%. The decrease is attributed to the Company's limited resources and a reduction in the charge for stock issuances for services of $246,394.

Other expenses decreased by $787,806 or 89% from $885,573 to $97,767 during the three months ended June 30, 2001 due to a decrease in expenses recognized from the sale of common stock at less than fair market value of $814,946 from $885,273 during the three months ended June 30, 2000 compared to $70,327 during the three months ended June 30, 2001.

For the current quarter, the Company had a loss of $522,400 or $0.01 per 40,141,153 weighted average number of shares outstanding, as compared to a loss of $1,535,835 or $0.04 per share, based on 36,807,000 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss was in part due to other expenses of $885,273 for a FMV adjustment to equity and expense for the difference between the reported bulletin board price of stock and the negotiated sales price for new restricted stock sold for cash.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

During the six months ended June 30, 2001, LJCC gross revenues increased from the same period of the previous year, $42,322 vs $9,603. The revenues and related cost of goods were primarily for test sales programs. The Company remained a development stage company during this period. The Company believes that it will move from a development stage company with limited revenues to more robust revenues in the third and fourth quarter of 2001.

Operating expenses decreased from $1,395,372 to $625,654, representing a decrease of $769,718 or 55%. The decrease in operating expenses is attributed to the Company's limited resources and a reduction in the charge for stock issuances for services of $766,519.

For the current six months, the Company had a loss of $820,427 or $0.02 per 38,493,185 weighted average number of shares outstanding, as compared to a loss of $3,444,584 or $0.13 per share, based on 26,834,000 weighted average number of shares outstanding, in the same period the previous year. The decrease in loss was in part due to a decrease in other expenses of $875,304 for a FMV adjustment to equity and expense for the difference between the reported bulletin board price of stock and the negotiated sales price for new restricted stock sold for cash and the one time 2000 charge of $1,050,000 for the acquisition of Sorisole subsidiary. Additionally, the Company recorded additional compensation expense of $520,125 for the issuance of stock at less than fair value.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                   (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2001, the Company had little cash or cash equivalents and current assets of $39,106 and total assets of $139,039.

As of June 30, 2001, the Company had current liabilities totaling $579,824. A significant portion of these liabilities are attributable to accounts payable. The Company continues to operate at a deficit and as of June 30 2001, had an accumulated deficit of $9,656,448. Shareholder's deficit as of June 30 2001, was $532,631. For the six months ended June 30, 2001, the Company had negative cash flows from operating activities of $365,226. This includes expenditures for consulting, payroll, contract labor, and general and administrative expenses, of which $21,500 was attributable to depreciation. During the same period, the Company incurred certain expenses which caused its accounts payable and accrued expenses to decrease by $151,157.

Investing activities during the six months ended June 30, 2001 was comprised of purchases of property and equipment of $29,048. During the six months ended June 30, 2001, net proceeds of $377,245 were received from the issuance of common stock and $17,300 was received from related parties for total cash flows from financing activities of $394,545.

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

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                   (UNAUDITED)

FUTURE SALES OF SHARES OF COMMON STOCK

The Company has very limited cash or cash equivalents and required substantial additional capital to pursue its operating objectives and continue as a going concern. Management anticipates that future sales of common stock will be necessary to raise additional capital needed to satisfy its current debt obligations and fund its future operations. Management also anticipates hiring consultants to render services for the development of the Company's business and to pay such consultants through the issuance of additional shares of common stock. Such issuance of additional securities may dilute the value of the Company's common stock and may have an adverse impact on the market.

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

                                       LA JOLLA FRESH SQUEEZED COFFEE CO., INC

Date: August 14, 2001                             /s/ Cody Ashwell
     -----------------------                      ---------------------
                                                  Cody Ashwell
                                                  President and
                                                  Chief Executive Officer

Date: August 14, 2001                             /s/ STEPHEN COREY
     --------------------------                   ---------------------
                                                  Stephen Corey
                                                  Chief Technical Officer

Date: August 14, 2001                             /s/ RICHARD GARTRELL
     --------------------------                   ---------------------
                                                  Richard Gartrell
                                                  Chief Financial Officer