Form 10QSB
period 2001-09-30
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2001-11-14
CIK 1092302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
September 30, 2001
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

Yes   X      No
    ------      -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

             Class                             Outstanding at September 30, 2001
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         49,207,289 shares

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

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS
                                                                   September 30,
                                                                            2001
                                                                   ------------
                                     ASSETS
Current assets:
     Cash                                                          $       192
     Trade Receivables                                                   3,169
     Inventory                                                           5,166
                                                                   ------------
         Total current assets                                            8,527
Property and equipment, net                                            104,921
                                                                   ------------
Total Assets                                                       $   113,448
                                                                   ============

                      LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                              $   271,159
     Accrued payroll and related benefits                              164,445
     Other accrued expenses                                             76,434
     Other current liabilities                                          75,392
                                                                   ------------
         Total current liabilities                                     587,430
                                                                   ------------
Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 50,000,000
      shares authorized; 49,207,289 outstanding                         49,207
     Additional paid-in capital                                     10,392,087
     Deficit accumulated during the development stage               (9,860,276)
     Notes receivable from officers and shareholders                (1,055,000)
                                                                   ------------

         Total stockholders' deficit                                  (473,982)
                                                                   ------------
                                                                   $   113,448
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                   LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                  (UNAUDITED)

                                        For quarter ending              For the nine months ending    For the period from
                                            September 30                      September 30,            August 31, 1993
                                  ------------------------------      ------------------------------    (Inception) to
                                       2001             2000              2001             2000        September 30, 2001
                                  ------------      ------------      ------------      ------------      ------------
Net sales                         $    56,929       $    10,651       $    99,251       $    20,254       $   137,626

Cost of sales                         (42,069)           (6,475)         (123,100)          (11,656)         (169,598)
                                  ------------      ------------      ------------      ------------      ------------
  Gross loss                           14,860             4,176           (23,849)            8,598           (31,972)

Operating expenses:
 Research and development             (50,282)          (77,543)         (206,695)         (551,969)       (1,759,847)
 Selling and Marketing                (80,450)          (27,368)         (330,711)         (194,813)       (2,413,392)
 General and Administrative           (70,393)         (123,156)         (289,373)         (876,657)       (2,901,316)
                                  ------------      ------------      ------------      ------------      ------------
  Total operating expenses           (201,125)         (228,067)         (826,779)       (1,623,439)       (7,074,555)
                                  ------------      ------------      ------------      ------------      ------------
  Loss from operations               (186,265)         (223,891)         (850,628)       (1,614,841)       (7,106,527)
                                  ------------      ------------      ------------      ------------      ------------

Other expenses:
 Expenses recognized from
  the sale of stock at less
  than fair market value               (2,500)         (316,639)         (130,326)       (1,319,769)       (1,642,061)
 Sorisole acquisition charge                -                 -                 -        (1,050,000)       (1,050,000)
 Interest Expense                         (63)          (12,271)          (18,347)          (12,775)          (36,734)
 Other expense, net                   (15,000)                -           (24,954)                -           (24,954)
                                  ------------      ------------      ------------      ------------      ------------
  Total other expenses                (17,563)         (328,910)         (173,627)       (2,382,544)       (2,753,749)
                                  ------------      ------------      ------------      ------------      ------------
  Net loss                        $  (203,828)      $  (552,801)      $(1,024,255)      $(3,997,385)      $(9,860,276)
                                  ============      ============      ============      ============      ============

Basic and diluted
 loss per share                   $     (0.01)      $     (0.02)      $     (0.03)      $     (0.14)
                                  ============      ============      ============      ============

Basic and diluted
 weighted average common
 shares outstanding                41,015,879        32,607,423        39,591,667        29,408,318
                                  ============      ============      ============      ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                              For the nine months ending   For the period from
                                                                     September 30,           August 13, 1993
                                                            ------------------------------    (Inception) to
                                                                2001              2000       September 30, 2001
                                                            ------------      ------------      ------------
Cash flows from operating activities:
   Net loss                                                  (1,024,255)       (3,997,385)       (9,860,276)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation                                                 32,250            26,378            91,327
    Expense recognized from sale of stock at less than
     fair value                                                 130,326         1,319,769         1,642,061
    Value of stock options issued below fair value                    -                 -         1,000,000
    Issuance of common stock for services rendered              137,094           950,507         2,729,930
    Issurance of common stock for interest expense               17,312             7,072            24,384
    Sorisole acquisition charge                                       -         1,050,000         1,050,000

   Changes in operating assets and liabilities:
     Trade Receivables                                             (143)           (3,698)           (3,169)
     Inventories                                                 (5,166)                -            (5,166)
     Accounts payable                                            47,743           163,974           271,159
     Accrued expenses                                           267,131            26,544           339,297
     Accrued payroll and related benefits                        89,170                 -           164,445
     Other current liabilities                                    9,783           (13,001)           75,392
                                                            ------------      ------------      ------------

       Net cash used in operating activities                   (298,755)         (469,840)       (2,480,616)
                                                            ------------      ------------      ------------
Cash flows from investing activities-
   Purchases of property and equipment                          (44,786)          (36,416)         (196,248)
                                                            ------------      ------------      ------------
Cash flows from financing activities:
   Increase (decrease) in due to related parties                (74,546)          (10,000)           27,000
   Issuance of stock for cash                                   418,245           503,700         2,176,376
   Proceeds from exercise of stock options                            -             6,030             6,030
   Contribution of Capital                                            -                 -           467,650
                                                            ------------      ------------      ------------

       Net cash provided by financing activities                343,699           499,730         2,677,056
                                                            ------------      ------------      ------------

   Net increase (decrease) in cash                                  158            (6,526)              192
   Cash at beginning of period                                       34            16,526                 -
                                                            ------------      ------------      ------------
   Cash at end of period                                    $       192       $    10,000       $       192
                                                            ============      ============      ============

Non-cash financing activities:
    Stock issued in satisfaction of debt                    $   289,864       $         -       $   289,864
                                                            ============      ============      ============
    Stock issued to officers for notes                      $         -       $   545,000       $ 1,055,000
                                                            ============      ============      ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                5

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2001 and the results of operations and of cash flows for the three and nine-month periods ended September 30, 2001 and 2000.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - Going Concern Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since its inception, has a stockholders' deficit at September 30, 2001, of $473,982, and requires substantial funds for its operational activities and sales efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has received monies from sales of its common stock at a significant discount from its market quotations. Management is negotiating additional private placements of its common stock. There are no assurances that funds will be available, or if available, that the Company will achieve revenues sufficient to meet its cost structure and obligations as they become due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - Stockholders' Deficit

In July 2001, the Company issued 100,000 shares for legal services at $0.10 per share based on market quotations including a 10% discount for trading restrictions for total service expense of $10,000.

In July 2001, the Company issued 25,000 shares to a pre-merger individual shareholder whose shares had not previously been issued. The issuance has been recorded with a credit and debit to common stock and additional paid-in capital, respectively.

In August 2001, the Company issued 133,333 shares of restricted common stock for cash of $10,000 at $0.075 per share based on the market quotations including a 10% discount for trading restrictions.

In September 2001, the Company issued 156,600 shares of restricted common stock for consulting services rendered at $0.055 per share based on market quotations including a 10% discount for trading restrictions for total compensation expense of $8,613.

In September 2001, the Company issued 50,000 shares of restricted common stock at $0.05 as additional shares for stock previously issued for cash. In connection with this issuance, the Company recorded an expense of $2,500 arising from the sale of stock at less than fair value.

In September 2001, the Company issued 775,000 shares of restricted common stock for $31,000 or $0.04 per share based on market quotations including a 10% discount for trading restrictions.

In September 2001, the Company issued 6,571,606 shares of restricted common stock to three officers of the Company in satisfaction of loans to the Company, accrued compensation expense and payment of Company expenses by those individual officers. The shares were valued at $0.04 per share based on market quotations including a 10% discount for trading restrictions for a total of $262,864.

The Company is currently negotiating a restructuring of amounts receivable from officers and shareholders totaling $1,050,000. An agreement among the parties is expected to be reached in the fourth quarter of 2001.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2001
                                   (UNAUDITED)

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

From August 13, 1993 (Inception) to September 30, 2001, the Company's activities have primarily been related to raising capital and research and development of its products. The Company has sold insignificant amounts of its products. The Company anticipates moving from a development stage company to an operating Company at the beginning of 2002.

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

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2001
                                   (UNAUDITED)

METHOD OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the historical assets and liabilities, and the related historical operations of Stephens Coffee Company for all periods presented. The expenses of the Company and Sorisole have been included in operations from the dates of acquisition.

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000.

During the quarter ended September 30, 2001, gross revenues increased $46,278 or 434% from $10,651 in the same quarter in the previous year to $56,929. The revenues and related cost of goods were primarily for test sales programs. The Company remained a development stage company during this period. The Company believes that it will move from a development stage company with limited revenues to more robust revenues in the fourth quarter 2001 and the first quarter of 2002.

Operating expenses decreased from $228,067 to $201,125, a decrease of $26,942 or 12%. The decrease in selling, general and administrative expenses is attributed to the Company's on-going cost cutting and delay measures. The Company was able to contract for sales and marketing personnel services on a performance basis during the current quarter as opposed to employing a full time executive.

For the current quarter, the Company had a loss of $203,828 or $0.01 based on 41,015,879 weighted average number of shares outstanding, as compared to a loss of $552,801 or $0.02 per share, based on 32,607,423 weighted average number of shares outstanding, in the same quarter of the previous year. The $348,973 decrease in loss was in part due to other expenses of $316,639 for a fair market value adjustment for the difference between the reported bulletin board price of stock and the negotiated sales price for new restricted stock sold for cash.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

During the nine months ended September 30, 2001, gross revenues increased $78,997 or 390% from $20,254 in the same period in the previous year to $99,251. The revenues and related cost of goods were primarily for test sales programs. The Company remained a development stage company during this period. The Company believes that it will move from a development stage company with limited revenues to more robust revenues in the fourth quarter of 2001 and first quarter of 2002.

Operating expenses decreased from $1,623,439 to $826,779; a decrease of $796,660 or 49%. The decrease in selling, general and administrative expenses is attributed to the Company's limited resources, on-going cost cutting measures and a reduction in the additional charge for stock issuances for services at less then fair market value of $832,129. Additionally, the Company was able to contract for sales and marketing personnel services on a performance basis during the current quarter as opposed to employing a full time executive.

For the current nine months, the Company had a loss of $1,024,255 or $0.03 based on 39,591,667 weighted average number of shares outstanding, as compared to a loss of $3,997,385 or $0.14 per share, based on 29,408,318 weighted average number of shares outstanding, in the same period in the previous year. The decrease in net loss of $2,973,130 or 74% was in part due to a decrease in other expenses of $1,189,443 for a fair market value adjustment for the difference between the reported bulletin board price of stock and the negotiated sales price for new restricted stock sold for cash and the one-time charge of $1,050,000 for the acquisition of Sorisole.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continued in the comparative quarters to experience losses from operations and have limited working capital. The Company is highly dependent on private sales of stock for continued liquidity. Continued viability of the Company is dependent on obtaining additional debt or equity financing. The Company anticipates raising upwards of $3,000,000 through stock sales and debt to fund its operations and move from a development stage company to an operating company. There is no assurance that the necessary funds will be obtained.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2001
                                   (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2001, the Company had little cash and current assets totaling $8,527 and total assets of $113,448. As of September 30, 2001, the Company had current liabilities totaling $587,430. A significant portion of these liabilities is attributable to accounts payable. The Company continues to operate at a deficit and as of September 30, 2001, had an accumulated deficit of $9,860,276. Shareholder's deficit as of September 30, 2001, was $473,579. For the nine months ended September 30, 2001, the Company had negative cash flows from operating activities of $298,755. This includes expenditures for consulting, payroll, contract labor, and general and administrative expenses, of which $32,250 was attributable to depreciation.

The Company had cash outflows from investing activities of $44,786 for purchases of property and equipment during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, net proceeds of $418,245 were received from the issuance of common stock. For the nine months ended September 30, 2001, the Company repaid related party debt totaling $74,546.

The Company is still in the development stage. Since Inception, the Company has never had any significant sales of its products and had more expenses than income in each year of its operations. Management anticipates that net losses will continue in the foreseeable future. The Company has been able to maintain a positive cash position solely through financing activities. The Company's total current liabilities significantly exceed its total assets. Additional financing will be necessary for the Company to continue with its operations and bring its product to the market. As a result, the independent auditor has issued a going concern opinion and has expressed substantial doubt regarding the Company's ability to continue as a going concern as of December 31, 2000.

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

ADDITIONAL RISK FACTORS

In addition to the other information contained herein, and the information contained in the Company's annual report on Form 10-KSB, the following factors should be considered carefully in evaluating the Company and its business.

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

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2001
                                   (UNAUDITED)

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

OTHER INFORMATION

ITEM 1.        Legal Proceedings
               Previously reported.

ITEM 2.        Changes in Securities
               None

ITEM 3.        Defaults Upon Senior Securities
               None

ITEM 4. Submission of Matters to Vote of Security Holders On October 24, 2001, a shareholder vote was taken which approved the increase in authorized common stock to 150,000,000 from 50,000,000 shares.

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

                                         LA JOLLA FRESH SQUEEZED COFFEE CO., INC

Date: November 14, 2001                  /s/ Code Ashwell
     -----------------------             ---------------
                                         Cody Ashwell
                                         President and
                                         Chief Executive Officer

Date: November 14, 2001                  /s/ STEPHEN COREY
     --------------------------          -----------------
                                         Stephen Corey
                                         Chief Technical Officer

Date: November 14, 2001                  /s/ RICHARD GARTRELL
     --------------------------          --------------------
                                         Richard Gartrell
                                         Chief Financial Officer