Form 10KSB
period 2001-12-31
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2002-04-16
CIK 1092302

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                -----------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended:

                               December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _______ to _______

                         Commission File Number: 0-26897

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                 (Name of small business issuer in its charter)

                Washington                               91-1359136
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                           9060 Activity Road, Suite A
                              San Diego, CA. 92126
               (Address of principal executive offices)(Zip Code)

                                 (858) 273-5282
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, with par value: $.001
                                (Title of class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            Issuer's revenues for its most recent fiscal year were $148,528.

            The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002 was $13,461,500 based on the $0.25 per share price at which the stock was sold of as of March 15, 2002.

            The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, was 111,032,000 as of March 15, 2002.

            Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

   FORM 10-KSB.........................................................................................1

PART I.................................................................................................5

   ITEM 1.  DESCRIPTION OF BUSINESS....................................................................5
   ITEM 2.  DESCRIPTION OF PROPERTY....................................................................7
   ITEM 3.  LEGAL PROCEEDINGS..........................................................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................8

PART II................................................................................................9

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.....................9
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....11
   ITEM 7.  FINANCIAL STATEMENTS......................................................................13
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......14

PART III..............................................................................................15

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(A) OF THE EXCHANGE ACT.........................................................15
   ITEM 10. EXECUTIVE COMPENSATION....................................................................16
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................16
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................17
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..........................................................17
   SIGNATURES.........................................................................................18

Some of the matters discussed under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Business" and elsewhere in this report include forward-looking statements within the meaning of applicable securities laws and regulations. We have based these forward-looking statements on our current expectations and assumptions about future events, including, among other things:

               - Implementing our business plan;
               - Attracting and retaining new customers;
               - The availability and cost of coffee beans;
               - Consumers tastes and preferences; and
               - Competition in our market.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under the caption "Risk Factors" and elsewhere in this report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The Company was incorporated in the state of Washington on February 9, 1987 as North West Converters, Inc. On December 31, 1996, the sole director and shareholder discontinued operations of the Company. On October 31, 1997, the Company's Articles of Incorporation were amended to change the par value of the Common Stock to $.001, and the Company then began operations in the wholesale and retail gourmet and specialty foods market and the operation of a retail store, both of which were unsuccessful. On June 2, 1997, the Company amended its Articles of Incorporation to change its name to North West Farms, Inc. In November 1998, the Company began the development stage of entering the retail and wholesale specialty coffee market. On June 2, 1999, the Company amended its Articles of Incorporation to change its name to La Jolla Coffee Co., Inc. and on June 16, 1999, to change its name to La Jolla Fresh Squeezed Coffee(TM) Co., Inc. On June 15, 1999, the Company's Board of Directors ratified the acquisition of the assets of Stephen's Coffee, Inc. and the merger with Stephen's Coffee Holding, Inc. The Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to it pursuant to Rule 12g-3 and subject to the reporting requirements of the Securities & Exchange Commission.

DESCRIPTION OF BUSINESS

The Company is a technology-based manufacturer and formulator of coffee concentrates, beverages and extracts for the food service and ingredient markets. Having recently completed the research and development of its cold-brewing coffee extraction technology, the Company believes it now has available a liquid coffee concentrate that can be manufactured in a commercial environment and still offer the flavor and aromatics of fresh-brewed coffee. The Company has sold its concentrate on a limited scale into the food service, retail and ingredient markets with promising results and is now looking to expand the production and sale of its liquid concentrated coffee, initially in the Western United States, and later, nationally. When used in food service and dispensed through a coffee concentrate dispensing machine, food service operators can eliminate the waste associated with traditional hot-brewed coffee and benefit from the on-demand preparation of the Company's coffee concentrate.

Proprietary Technology

In any of its uses, management believes that the Company's coffee concentrate distinguishes itself from other concentrates by its proprietary extraction technology developed by Company founder, Stephen Corey. Beginning with a long held family recipe for making a low concentration coffee extract, Mr. Corey invested nine years of research and development into creating a commercially viable cold-water coffee extraction process.

Customers and Marketing

To grow its coffee business the Company will focus its efforts on two markets: food service and industrial ingredients. End-use customers in the roughly $8.9 billion food service market are operators who prepare mostly fresh brewed coffee in restaurants, hotels, offices, stadiums and other venues. To access these users, the Company has begun the process of establishing a network of broad-line food service distributors, specialty beverage firms and office coffee service providers. These distribution partners will deliver our products to the operators and provide them with the necessary dispensing equipment and regular equipment maintenance and service. In order to protect market position and margin structure in the long term, the Company has developed a retail brand name and merchandising package that it will make available to its end users to promote their coffee service.

In the Company's second market, industrial ingredients, the end users are a growing list of food processors desiring to develop coffee flavored foods and beverages. To compete effectively in this market, management believes it must provide a great tasting coffee extract with superior blending and pasteurization characteristics at an economical price as compared to other powder and liquid extracts in the market. The Company has in the past and anticipates continuing to gain these opportunities by selling through large, well-established flavor houses and ingredient brokers. In most cases, the Company is able to ship large volumes of its extract product in bulk containers directly to the processor.

In general, marketing and advertising costs have not been significant in either of the Company's chosen markets. Purchasing decisions by distributors primarily take into account quality, availability and convenience. In the future, the Company may use promotional incentives to defray the cost of operator equipment or to build market share.

Sales Channels and Organization

The Company is building its sales organization to carry its value proposition to three key channels within the food service market: chain accounts (such as fast food and convenience stores), office coffee services and independent operators. For chain accounts, the Company has contracted with two outside sales organizations that are dedicating teams of salespersons to represent the Company's products to operators with more than twenty (20) locations. To address the office market, the Company will partner with the sales organizations of OCS (Office Coffee Systems) distributors who wish to offer their customers a more convenient alternative to brewing coffee on site. For independent operators, the company is in the process of building a national sales and service organization to support its network of broad-line and specialty beverage distributors.

Competitive Positioning

In the short term, the Company will compete by converting operators from hot brewing to the more efficient solution of dispensing pre-brewed coffee concentrates in a bag-in-box from machines similar to the ones used today for juice and soft drinks. The Company's experience has been that it can compete on a cost basis with fresh brewed coffee when the operator has existing waste of 30% or higher. Over time, as liquid coffee concentrates gain stronger acceptance in the market (currently estimated to be 2-3% of coffee service) the Company expects to compete more frequently against other concentrate manufacturers such as Douwe Egberts (of Sara Lee) and Lykes Pasko (of Vitality). Since virtually all competing coffee concentrate manufacturers use heat-based extraction processes, which management believes compromises flavor quality, the Company is confident that it will be successful with accounts that value quality over cost.

Intellectual Property

The Company currently relies on trade secret law using both contractual and physical measures as its means of protecting the proprietary processes and information it has developed and compiled. The Company has not sought patent protection, which would require detailed disclosure of the subject matter of the patent. While confident that this is the better approach at this time, trade secret protection is generally regarded as the weakest form of intellectual property protection, relying on internal steps taken to keep proprietary information confidential. In commercializing its processes, the Company must disclose certain of its secrets to outside parties who are bound by confidentiality agreements. If such an agreement is materially violated, the Company could incur significant expense and what management believes is its competitive advantage could be seriously compromised.

The Company is also in the process of registering multiple trademarks with the United States Patent and Trademark Office.

Employees

As of March 31, 2002, the Company employs 12 full-time employees. The Company uses outside consultants and independent contractors. The Company has two outside sales organizations pursuing national chain sales accounts (20+ multi-unit accounts) and uses outside engineers and other scientists to consult on the ramping up of production, product packaging, stabilization, and other issues.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is located in a 5700 square foot light industrial facility at 9060 Activity Road, Suite A, San Diego CA 92126. This facility houses corporate offices, a research and development laboratory, a production area and warehouse space. The Company subleases this property from GeoLogistics Americas, Inc., the original tenant, which has a lease that terminates on June 30, 2002. Upon the expiration of the lease, the Company plans to relocate to a larger facility and is currently negotiating a lease for an industrial space with approximately 50,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

On November 2, 2001, shareholders Philip Monroe and Marsha Andrews filed suit in Monterey Superior Court against the Company alleging that the Company improperly failed to authorize removal of a restrictive legend on their certificates preventing the sale of the shares at the then higher trading price resulting in alleged damages of approximately $30,000.00. The Company believes the claim is without merit and intends to defend against this claim.

While there can be no assurance that an adverse determination of this matter could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of this matter will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 24, 2001, the Company held a special meeting of its shareholders to approve an increase in its authorized shares of Common Stock from 50,000,000 to 150,000,000. In order to increase the Company's authorized shares of Common Stock, the Company filed a Proxy Statement pursuant to Regulation 14A of the Exchange Act and conducted a special meeting of shareholders to approve the increase in authorized shares. A majority of the shareholders approved the proposal and the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Washington on October 26, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "LJCC." The reported highest and lowest closing prices for the Common Stock for each quarter are shown below for the period through December 31, 2001. The prices presented do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions.

                                             HIGH            LOW
2000
     First Quarter                          $1.0000       $0.21880
     Second Quarter                         $0.8125       $0.28130
     Third Quarter                          $0.5000       $0.18500
     Fourth Quarter                         $0.3000       $0.12000
2001
     First Quarter                          $0.2656       $0.0469
     Second Quarter                         $0.1800       $0.0469
     Third Quarter                          $0.1200       $0.0400
     Fourth Quarter                         $0.0900       $0.0500

As of December 31, 2001, the Company had over 500 registered shareholders and 54,423,854 shares of common stock outstanding.

SALES AND ISSUANCES OF UNREGISTERED SECURITIES IN 1999, 2000 & 2001

From November 1998 through March 1999, the Company issued 1,000,000 shares of its common stock to thirty-one individuals for $350,000 or $0.35 per share. The offering was exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933.

From April 1999 through November 1999, the Company agreed to issue 921,998 shares of its common stock to twelve individuals in return for $576,800 or $0.65 per share. The offering was exempt from registration pursuant to Rule 505 of Regulation D of the Securities Act of 1933.

From December 1999 through June 2001, the Company issued 9,938,981 shares of its common stock to forty-three individuals in return for $1,021,175 or an average of $0.10. The offering was exempt from registration pursuant to Rule 505 of Regulation D of the Securities Act of 1933.

From September 2001 through December 2001, the Company issued 3,736,250 shares of its common stock to nine individuals in return for $149,450 or $0.04 per share. In addition to the shares, the nine individuals received one-year warrants for the purchase of 1,868,125 at $0.20 per share which will expire on or before December 31, 2002. The offering was exempt from registration pursuant to Rule 505 of Regulation D of the Securities Act of 1933.

Subsidiary Acquisition

In February 2000 the Company entered into an agreement to acquire all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to it pursuant to Rule 12g-3 and subject to the reporting requirements of the Securities & Exchange Commission. On June 16, 2000 in connection with the acquisition, the Company issued 3,500,000 shares of its common stock. The offering was exempt from registration pursuant to Rule 505 of Regulation D of the Securities Act of 1933.

2000 Executive Issuance

In February 2000, the Company agreed to issue 3,912,500 shares of its common stock to three employees in return for four ten-year promissory notes totaling $545,000 carrying interest at six percent per annum. The Company recorded expenses totaling $870,750 in connection with the issuance. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Stock Issuances for Dispute Settlements

From September through December 2001, the Company issued 520,000 shares of its common stock to seven individuals in negotiated settlement of disputes. The Company recorded expenses for the issuances of $20,800 or $0.04 per share. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Stock Issuances for Third Party Services

From April through December 2001, the Company agreed to issue 3,465,910 shares of its common stock to twenty individuals and/or companies for services provided to the Company. The Company recorded expenses for the issuances of $200,144. The offering was exempt from registration pursuant to Rule 505 of Regulation D of the Securities Act of 1933.

Stock Issuances to Employees for Service

From February through June 2001, the Company agreed to issue 1,012,000 shares of its common stock to three of its employees for past services. The Company recorded an expense for the issuances of $85,425. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In addition, one of the above employees in March 2001 purchased 62,500 shares of stock for $5,000 cash. The offering was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

Stock Issuances to Executive for Contribution of Expenses and Cash

In September 2001, three executives converted amounts owed to them for services, Company expenses paid by them individually and cash advances to the Company to 6,571,604 shares of its common stock. The Company offset its accrued liabilities and loans payable by $262,864. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Warrants Exercised

In April 2000, the Company issued 402,000 shares of its common stock to seven individuals in exercise of warrants issued in 1998. The exercise prices of $0.015 per share represented a total of $6,030 in exercise cash. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

                                    REVENUES

The revenues increased to $149,000 from $38,000 received in 2000. The increase of $111,000 or 292.1% in sales is primarily due to sales of its coffee extract to a food processor for use as a flavorant in a granita product.

                        RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $313,000 in 2001 compared to $320,000 in 2000. The decrease of $7,000 or 2.2% is not a material change year to year.

                         SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $788,000 in 2001 compared to $648,000 in 2000. The increase of $140,000 or 21.6% is primarily attributed to expense charges for issuances of common stock for services.

                       GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $894,000 in 2001 compared to $1,042,000 in 2000. The decrease of $148,000 or 14.2% is primarily attributed to the reduction in expense charges for issuances of common stock for services.

                                 OTHER EXPENSES

Other expenses were zero in 2001 compared to $2,395,000 in 2000. The decrease of $2,395,000 or 100.0% is attributable to one time charge of $1,050,000 for acquisition of a subsidiary in 2000 and a decrease in the charge to expense for recognition of the difference between sale price of stock and its fair market value.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flow from operations each year since inception. Through December 31, 2001, it had incurred an accumulated deficit of $10.3 million and had consumed cash from operations and financing in excess of $3.0 million. It had financed operations since inception through capital contributions from our founder, related-party loans and private placements of our common stock.

In fourth quarter 2001, the Company experienced significant liquidity problems. Its private placement of stock was having limited success raising operating cash, its various vendors were pursuing collection of debts, and key employees and executives were not being paid. The Company was struggling to find funds to purchase coffee beans to produce its increasing coffee concentrate sales and to develop its shelf stable bag-in-box food service concentrate.

In December 2001 and January 2002, the Company developed a two-phase private placement of debt with an equity component, and began engaging its key employees and executives through employment agreements and converting its growing liability to its key employees and executives for accrued compensation and expenses into common stock. In January 2001, the Company agreed to issue
22.2 million shares of its common stock at $0.04 to its five key executives for all past services, company expenses and cash advances to the Company. In addition, the Company entered into five-year employment agreements with its five key executives, which sets initial compensation levels and provides an additional 17.44 million shares subject to potential right of repurchase by the Company.

On February 8, 2002, the Company closed a one-year bridge loan debt offering for $1,000,000, phase one of the private placement offering. The bridge loan resulted in net cash to the Company of $950,000. The Company issued 15 million shares of its common stock in connection with the bridge loan financing. The funds were and are being used to pay current and past trade payables, to acquire coffee to execute its current sales orders, to acquire production equipment, to engage sales organizations for sale of its coffee concentrates to chain food service stores and to provide operating capital.

On April 10, 2002, the Company closed a five-year loan for $5,000,000, phase two contemplated by the private placement. No payments are due on the phase two loan until April 2007. Phase two of the private placement resulted in repayment of the $1,000,000 one-year bridge loan netting the Company $4,000,000 before selling expense. It is to be used to execute its Five Year Business Plan. In connection with the phase two debt offering, the Company agreed to issue an additional 30,000,000 shares of its common stock. The Company does not anticipate the need for additional outside working capital to become profitable.

ITEM 7. FINANCIAL STATEMENTS

                     LA JOLLA FRESH SQUEEZED COFFEE CO. INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

                                                                       Page No.

INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                      F-3

         Consolidated Statements of Operations                           F-4

         Consolidated Statements of Changes in
          Shareholders' Deficit                                          F-5

         Consolidated Statements of Cash Flows                          F-14

         Notes to Consolidated Financial Statements                     F-16

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
La Jolla Fresh Squeezed Coffee Co., Inc.

We have audited the accompanying consolidated balance sheet of La Jolla Fresh Squeezed Coffee Co., Inc. (the "Company"), a development stage company, as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended, and for the period from August 13, 1993 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements for the year ended December 31, 2000, and for the period August 13, 1993 (date of inception) through December 31, 2000 were audited by other auditors whose report, dated May 10, 2001, expressed an unqualified opinion on those statements. The consolidated financial statements for the period August 13, 1993 (date of inception) through December 31, 2000 reflect total revenues and net loss of $38,375 and $8,836,021, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Fresh Squeezed Coffee Co., Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, and for the period from August 13, 1993 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.
                                                /s/ Hurley & Company
                                                    Hurley & Company
Granada Hills, California
April 3, 2002
                                       F-1

                          Independent Auditors' Report
                          ----------------------------

Board of Directors
La Jolla Fresh Squeezed Coffee Co., Inc.

We have audited the accompanying consolidated statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000 of La Jolla Fresh Squeezed Coffee Co., Inc. (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of La Jolla Fresh Squeezed Coffee Co., Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                               /s/ McKennon, Wilson & Morgan LLP
                                               ---------------------------------
Irvine, California
May 10, 2001

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                     ASSETS
Current assets:
     Accounts receivable, net of allowance for
       doubtful accounts of $2,350                                 $      4,445
     Inventory                                                            7,225
                                                                   -------------
          Total current assets                                           11,670

Property and equipment, net                                             100,741
                                                                   -------------
Total assets                                                       $    112,411
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Bank overdrafts                                               $        468
     Accounts payable                                                   286,459
     Accrued payroll and related benefits                               405,588
     Other accrued expenses                                             604,257
     Other current liabilities                                           40,309
                                                                   -------------
          Total current liabilities                                    1,337,081

     Due to related party                                                95,279
                                                                   -------------
          Total liabilities                                           1,432,360

Commitments and contingencies                                                 -

Stockholders' deficit:
     Common stock , $0.001 par value, 150,000,000
      shares authorized; 54,423,854 issued and
      outstanding                                                        54,424
     Additional paid-in capital                                      10,531,044
     Stock subscription receivable - officer                         (1,044,375)
     Stock subscription receivable                                      (15,000)
     Accumulated deficit                                            (10,846,042)
                                                                   -------------
          Total stockholders' deficit                                (1,319,949)
                                                                   -------------
          Total liabilities and stockholders' deficit              $    112,411
                                                                   =============

The accompanying notes are an integral part of these consolidated financial statements.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2001 and 2000 and the Period
              From August 13, 1993 (Inception) to December 31, 2001

                                                                 For the Period
                                                                 August 13, 1993
                                          For the Year Ended     (Inception) to
                                             December 31,          December 31,
                                          2001          2000           2001
                                     -------------  -------------  -------------

Net sales                            $    148,528   $     38,375   $    186,903

Cost of sales                             193,064         46,498        239,562
                                     -------------  -------------  -------------

                                          (44,536)        (8,123)       (52,659)

Operating expenses
  Research and development                313,259        319,535      1,866,411
  Selling and marketing                   787,524        648,335      2,870,205
  General and administrative              893,633      1,042,073      3,505,576
                                     -------------  -------------  -------------
     Total operating expenses           1,994,416      2,009,943      8,242,192
                                     -------------  -------------  -------------
     Loss from operations              (2,038,952)    (2,018,066)    (8,294,851)
                                     -------------  -------------  -------------
Other income (expenses):
  Expenses recognized from the
   sale of stock at less than
   fair market value                            -     (1,326,876)    (1,511,735)
  Sorisole acquisition charge                   -     (1,050,000)    (1,050,000)
  Interest, net                            28,931        (18,387)        10,544
                                     -------------  -------------  -------------
     Total other income (expenses)         28,931     (2,395,263)    (2,551,191)
                                     -------------  -------------  -------------
     Net loss                        $ (2,010,021)  $ (4,413,329)  $(10,846,042)
                                     =============  =============  =============

Basic and diluted loss per share     $      (0.05)  $      (0.14)
                                     =============  =============

Weighted average number of shares
 outstanding, basic and diluted        42,866,170     30,882,619
                                     =============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in    Accumulated   Subscription
                                                 Shares      Amount     Capital      Deficit      Receivable       Total
                                              -----------  ---------  -----------  ------------  -------------  ------------
Common stock issued to founder and
  shareholders in recapitalization             1,142,500   $  1,143   $  148,113   $         -   $          -   $   149,256

Capital contributed by founder                         -          -      467,650             -              -       467,650

Shares retained by shareholders
 in recapitalization on 11/1/98               11,974,140     11,974      (11,974)            -              -             -

Stock issued in November and December 1998
 in a private placement at $0.35 per share       503,571        503      175,747             -              -       176,250

Stock issued from January to March 1999
 in a private placement at $0.35 per share       496,429        496      173,254             -              -       173,750

Stock issued in April and May 1999 in a
 private placement at $0.65 per share for
 total proceeds of $204,000                      313,846        314      203,686             -              -       204,000

Value of stock options granted to officers
 in February 1999 at $0.15 per share                   -          -    1,000,000             -              -     1,000,000

Exercise of stock options by officer in
 February 1999 at $0.15 per share for note     3,400,000      3,400      506,600             -       (510,000)            -

Exercise of stock options exercised in
 February 1999 at $0.15 per share for
 employment services whereby no payment
 was received                                  1,600,000      1,600      238,400             -              -       240,000

                         The accompanying notes are an integral part of these consolidated financial statements.

                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in    Accumulated   Subscription
                                                 Shares      Amount     Capital      Deficit      Receivable       Total
                                              -----------  ---------  -----------  ------------  -------------  ------------
Stock issued in June 1999 valued at
 $1.29 per share for services                  1,000,000   $  1,000   $1,287,698   $         -   $          -   $ 1,288,698

Stock issued in June 1999 in a private
 placement at $0.65 per share for total
 proceeds of $65,000, excluding expense
 recognized from sale of stock at less
 than fair value of $1.29 per share              100,000        100      128,900             -              -       129,000

Stock issued in July 1999 in a private
 placement at $0.65 per share for total
 proceeds of $31,200, excluding expense
 recognized from sale of stock at less
 than fair value of $1.17 per share               48,000         48       56,112             -              -        56,160

Stock issued in August 1999 in a private
 placement at $0.65 per share for total
 proceeds of $40,125, excluding expense
 recognized from sale of stock at less
 than fair value of $0.90 per share               61,730         62       55,495             -              -        55,557

Stock issued in September 1999 in a
 private placement at $0.65 per share for
 total proceeds of $85,800 excluding expense
 recognized from sale of stock at less
 than fair value of $0.74 per share              132,000        132       97,548             -              -        97,680

                         The accompanying notes are an integral part of these consolidated financial statements.

                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in    Accumulated   Subscription
                                                 Shares      Amount     Capital      Deficit      Receivable       Total
                                              -----------  ---------  -----------  ------------  -------------  ------------
Stock issued in October 1999 in a private
 placement at $0.65 per share for total
 proceeds of $153,400, excluding expense
 recognized from sale of stock at less
 than fair value of $0.71 per share              236,000   $    236   $  167,324   $         -   $          -   $   167,560

Stock issued in November 1999 in a private
 placement at $0.65 per share (equal to fair
 value) for total proceeds of $20,000             30,800         31       19,969             -              -        20,000

Stock issued in November 1999 in a private
 placement at $0.32 per share for
 total proceeds of $60,875, excluding expense
 recognized from sale of stock at less
 than fair value of $0.57 per share              188,731        189      107,388             -              -       107,577

Stock issued in December 1999 in a private
 placement at $0.40 per share for
 total proceeds of $30,000, excluding expense
 recognized from sale of stock at less
 than fair value of $0.50 per share               75,000         75       37,425             -              -        37,500

Net loss for the period August 13, 1993
 (inception) through December 31, 1999                 -          -            -    (4,422,692)             -    (4,422,692)
                                              -----------  ---------  -----------  ------------  -------------  ------------
Balances, December 31, 1999 (as restated)     21,302,747     21,303    4,859,335    (4,422,692)      (510,000)      (52,054)

                         The accompanying notes are an integral part of these consolidated financial statements.

                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in    Accumulated   Subscription
                                                 Shares      Amount     Capital      Deficit      Receivable       Total
                                              -----------  ---------  -----------  ------------  -------------  ------------
Stock issued for Sorisole acquisition          3,500,000   $  3,500   $1,046,500   $         -   $          -   $ 1,050,000

Stock issued in February 2000 to an officer
 at $0.1875 per share for a 6% note,
 excluding compensation expense recognized
 from sale of stock at less than fair
 value of $0.37 per share                      2,850,000      2,850    1,051,650             -       (534,375)      520,125

Exercise of stock options at $0.015 per share    402,000        402        5,628             -              -         6,030

Stock issued from January to March 2000
 during a private placement at $0.40 per
 share for total proceeds of $99,800,
 including expense recognized from sale of
 stock at less than fair value of $0.47
 per share                                       249,500        250      117,015             -              -       117,265

Stock issued in February 2000 in a private
 placement at $0.12 per share for total
 proceeds of $40,000, excluding expense
 recognized from sale of stock at less
 than fair value of $0.37 per share              340,000        340      126,489             -              -       126,829

Stock issued in March 2000 in a private
 placement at $0.45 per share for total
 proceeds of $27,500, excluding expense
 recognized from sale of stock at less
 than fair value of $0.67 per share               61,111         61       41,002             -              -        41,063

                         The accompanying notes are an integral part of these consolidated financial statements.

                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in    Accumulated   Subscription
                                                 Shares      Amount     Capital      Deficit      Receivable       Total
                                              -----------  ---------  -----------  ------------  -------------  ------------
Stock issued in April 2000 at $0.45 per
 share for consulting services rendered          150,000   $    150   $   67,350   $         -   $          -   $    67,500

Stock issued in April 2000 in a private
 placement at $0.17 per share for total
 proceeds of $37,000, including expense
 recognized from sale of stock at less
 than fair value of $0.45 per share              217,647        218       98,458             -              -        98,676

Stock issued in April 2000 in a private
 placement at $0.04 per share for total
 proceeds of $85,000, including expense
 recognized from sale of stock at less
 than fair value of $0.45 per share            2,000,000      2,000      904,750             -              -       906,750

Stock issued in May 2000 at $0.37 per
 share for consulting services rendered           25,000         25        9,225             -              -         9,250

Stock issued in June 2000 in a private
 placement at $0.19 per share for total
 proceeds of $2,400, including expense
 recognized from sale of stock at less
 than fair value of $0.34 per share               12,500         12        4,235             -              -         4,247

                         The accompanying notes are an integral part of these consolidated financial statements.

                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in    Accumulated   Subscription
                                                 Shares      Amount     Capital      Deficit      Receivable       Total
                                              -----------  ---------  -----------  ------------  -------------  ------------
Stock issued in June 2000 to two former
 officers at $0.01 per share for a 6%
 note including compensation expense
 recognized from sale of stock at less
 than fair value of $0.34 per share            1,062,500   $  1,062   $  360,188   $         -   $    (10,625)  $   350,625

Stock issued in July 2000 in a private
 placement at $0.15 per share for total
 proceeds of $33,000, including expense
 recognized from sale of stock at less
 than fair value of $0.36 per share              220,000        220       78,865             -              -        79,085

Stock issued in July 2000 at $0.36 per
 share for consulting services rendered            8,354          8        2,999             -              -         3,007

Stock issued in July 2000 at $0.36 per
 share in satisfaction of debt                    94,643         95       33,977             -              -        34,072

Stock issued in August 2000 in a private
 placement at $0.20 per share for total
 proceeds of $61,000, including expense
 recognized from sale of stock at less
 than fair value of $0.26 per share              305,000        305       79,931             -              -        80,236

Stock issued in September 2000 in a private
 placement at $0.20 per share for
 total proceeds of $66,000, including expense
 recognized from sale of stock at less
 than fair value of $0.23 per share              330,000        330       74,440             -              -        74,770

                         The accompanying notes are an integral part of these consolidated financial statements.

                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in    Accumulated   Subscription
                                                 Shares      Amount     Capital      Deficit      Receivable       Total
                                              -----------  ---------  -----------  ------------  -------------  ------------
Stock issued in September 2000 in a private
 placement at $0.04 per share for
 total proceeds of $52,000, including expense
 recognized from sale of stock at less
 than fair value of $0.23 per share            1,300,000   $  1,300   $  293,248   $         -   $          -   $   294,548

Stock issued in October 2000 at $0.19 per
 share for consulting services rendered           50,000         50        9,450             -              -         9,500

Stock issued in November 2000 in a private
 placement at $0.13 per share for
 total proceeds of $10,000, including expense
 recognized from sale of stock at less
 than fair value of $0.21 per share               80,000         80       17,027             -              -        17,107

Stock issued in November 2000 at $0.21 per
 share for consulting services rendered          201,000        201       42,009             -              -        42,210

Stock issued in December 2000 during
 private placements at $0.18 per share for
 total proceeds of $55,000                       275,000        275       54,725             -              -        55,000

Stock issued in December 2000 at $0.18 per
 share for consulting services rendered          344,000        344       61,576             -              -        61,920

Net loss                                               -          -            -    (4,413,329)             -    (4,413,329)
                                              -----------  ---------  -----------  ------------  -------------  ------------
Balances at December 31, 2000                 35,381,002     35,381    9,440,072    (8,836,021)    (1,055,000)     (415,568)

                         The accompanying notes are an integral part of these consolidated financial statements.

                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in    Accumulated   Subscription
                                                 Shares      Amount     Capital      Deficit      Receivable       Total
                                              -----------  ---------  -----------  ------------  -------------  ------------
Stock issued during 2001 in a private
 placement at $0.04 per share                  3,086,250   $  3,086   $  120,364   $         -   $          -   $   123,450

Stock issued in during 2001 in a private
 placement at $0.05 per share                    490,909        491       24,509             -              -        25,000

Stock issued during 2001 in a private
 placement at $0.07 per share                  1,400,002      1,400      103,600             -              -       105,000

Stock issued during 2001 in a private
 placement at $0.08 per share                  1,047,499      1,047       77,953             -              -        79,000

Stock issued during 2001 in a private
 placement at $0.10 per share                  1,600,000      1,600      158,400             -              -       160,000

Stock issued in during 2001 in a
 private placement at $0.15 per share            111,634        112       16,633             -              -        16,745

Stock issued in during 2001 in a private
 placement at $0.19 per share                      5,263          5          995             -              -         1,000

Stock issued during 2001 at $0.01 per share
 for consulting services rendered,
 including expense recognized for issuance
 of stock at less than fair value of $0.06     1,350,000      1,350       83,025             -              -        84,375

Stock issued during 2001 at $0.02 per share
 for consulting services rendered,
 including expense recognized for issuance
 of stock at less than fair value of $0.05       312,500        313       16,236             -              -        16,549

                         The accompanying notes are an integral part of these consolidated financial statements.

                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in    Accumulated   Subscription
                                                 Shares      Amount     Capital      Deficit      Receivable       Total
                                              -----------  ---------  -----------  ------------  -------------  ------------
Stock issued during 2001 at $0.04 per share
 for consulting services rendered,
 including including expense recognized
 for issuance of stock at less than fair
 value of $0.06                                  235,767   $    236   $   13,044   $         -   $          -   $    13,280

Stock issued during 2001 at $0.05 per share
 for consulting services rendered,
 including expense recognized for issuance
 of stock at less than fair value of $0.07       271,455        271       18,731             -              -        19,002

Stock issued March 2001 at $0.08 per share
 (fair value) for consulting services            450,000        450       35,550             -              -        36,000

Stock issued during 2001 at $0.10 per share
 for consulting services rendered,
 including expense recognized for issuance
 of stock at less than fair value of $0.13       401,810        402       53,079             -              -        53,481

Stock issued in January 2001 at $0.17 per
 share for consulting services rendered,
 including expense recognized for issuance of
 stock at less than fair value of $0.25           70,000         70       17,430             -              -        17,500

Stock issued February 2001 at $0.14 per share
 (fair value) for prior accrued consulting
 services                                         25,000         25        3,525             -              -         3,550

Stock issued March 2001 at $0.08 per share
 (fair value) for prior accrued consulting
 services                                        200,000        200       15,800             -              -        16,000

                         The accompanying notes are an integral part of these consolidated financial statements.

                                             LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Year Ended December 31, 2001 and the Period
                                       From August 13, 1993 (Inception) to December 31, 2001
                                                                      Additional
                                                    Common Stock        Paid-in      Accumulated   Subscription
                                                 Shares      Amount     Capital        Deficit      Receivable       Total
                                              -----------  ---------  ------------  -------------  -------------  ------------
Shares issued in December 2001 in private
 placement at $0.04 per share under
 subscription agreement                          375,000   $    375   $    14,625   $          -   $    (15,000)  $         -

Shares issued in June 2001 at $0.09 per
 share (fair value) in satisfaction of debt      192,357        192        13,273              -              -        13,465

Shares issued in September 2001 at $0.04 per
 share (fair value) to officers and related
 parties for funds advanced to pay expenses    6,821,606      6,822       266,042              -              -       272,864

Shares issued in November 2001 at $0.04 per
 share (fair value) in satisfaction of debt       60,000         60         2,340              -              -         2,400

Shares issued in January 2001 at $0.13 per
 share (fair value) in satisfaction of debt       75,800         76         9,778              -              -         9,854

Shares issued in December 2001 at $0.03 per
 share in settlement of lawsuit, including
 expense recognized for issuance of stock
 at less than fair value of $0.06                360,000        360        22,140              -              -        22,500

Shares issued in November 2001 at $0.04 (fair
 value) in settlement of lawsuit                 100,000        100         3,900              -              -         4,000

Cancellation of subscription note from
 former officers                                       -          -             -              -         10,625        10,625

Net loss                                               -          -             -     (2,010,021)             -    (2,010,021)
                                              -----------  ---------  ------------  -------------  -------------  ------------
Balances at December 31, 2001                 54,423,854   $ 54,424   $10,531,044   $(10,846,042)  $ (1,059,375)  $(1,319,949)
                                              ===========  =========  ============  =============  =============  ============

                         The accompanying notes are an integral part of these consolidated financial statements.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Years Ended December 31, 2001 and 2000 and the Period
              From August 13, 1993 (Inception) to December 31, 2001

                                                                         For the Period
                                                                         August 13, 1993
                                                     For the Year Ended   (Inception) to
                                                        December 31,        December 31,
                                                     2001         2000          2001
                                                 ------------ ------------ -------------
Cash flows from operating activities:
  Net loss                                       $(2,010,021) $(4,413,329) $(10,846,042)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation                                       37,345       42,845        96,422
   Value of stock options issued
     below fair value                                      -            -     1,000,000
   Expense recognized from sale of stock
     at less than fair value                               -    1,326,876     1,511,735
   Issuance of common stock for services             310,645    1,064,138     2,903,481
   Sorisole acquisition charge                             -    1,050,000     1,050,000
   Issuance of stock to related
     parties for expenses paid                       272,264            -       272,264
   Interest expense paid with
     issuance of stock                                 1,311        7,072         8,383
   Changes in operating assets and liabilities:
    Accounts receivable                               (1,419)         745        (4,445)
    Inventory                                         (7,225)           -        (7,225)
    Accounts payable and bank overdrafts              51,235      211,778       274,650
    Accrued expenses                                 532,557       18,296       604,724
    Accrued payroll and related benefits             353,347       52,754       428,622
    Other current liabilities                        (25,300)      23,608        40,309
                                                 ------------ ------------ -------------
    Net cash used in operating activities           (485,261)    (615,217)   (2,667,122)
                                                 ------------ ------------ -------------

Cash flows from investing activities:
  Purchases of property and equipment                (45,701)     (33,005)     (197,163)
                                                 ------------ ------------ -------------
    Net cash used in investing activities            (45,701)     (33,005)     (197,163)

Cash flows from financing activities:
  Proceeds from related parties                      341,543            -       341,543
  Payments to related parties                       (320,810)           -      (320,810)
  Change in due to related parties                         -       57,000       101,546
  Issuance of stock for cash                         510,195      568,700     2,268,326
  Cash proceeds from exercise of options                   -        6,030         6,030
  Contributions to capital                                 -            -       467,650
                                                 ------------ ------------ -------------
    Net cash provided by
     financing activities                            530,928      631,730     2,864,285

The accompanying notes are an integral part of these consolidated financial statements.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          For the Years Ended December 31, 2001 and 2000 and the Period
              From August 13, 1993 (Inception) to December 31, 2001

                                                                 For the Period
                                                                 August 13, 1993
                                             For the Year Ended   (Inception) to
                                                December 31,        December 31,
                                             2001         2000          2001
                                         ------------ ------------ -------------

    Net increase (decrease) in cash      $       (34) $   (16,492) $          -

    Cash at beginning of period                   34       16,526             -
                                         ------------ ------------ -------------
    Cash at end of period                $         -  $        34  $          -
                                         ============ ============ =============

Non cash financing activities:
    Stock issued in satisfaction of debt $    15,000  $    27,000  $     43,000
                                         ============ ============ =============
    Stock issued to officers for notes   $         -  $   545,000  $  1,055,000
    Stock subscription note cancelled        (10,625)           -       (10,625)
                                         ------------ ------------ -------------
                                         $   (10,625) $   545,000  $  1,044,375
                                         ============ ============ =============
    Stock issued for subscriptions       $    15,000  $         -  $     15,000
                                         ============ ============ =============

Supplemental cash flow information:
    Cash paid for interest expense       $     1,424  $    11,173  $     12,597
                                         ============ ============ =============

The accompanying notes are an integral part of these consolidated financial statements.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1. NATURE OF OPERATIONS

         La Jolla Fresh Squeezed Coffee Company, Inc., formerly North West Farms, Inc, (the "Company") was incorporated in the state of Washington on February 9, 1987. Its wholly-owned subsidiary is Sorisole Acquisition Corp. ("Sorisole"), a Delaware corporation. In 1998, the Company acquired the net assets of Stephen's Coffee Company, Inc. ("SCC"). SCC was incorporated in the state of California on August 13, 1993 ("Inception"). SCC is the operating company responsible for the development of manufacturing methods and products for distribution. Effective November 1, 1998, SCC was acquired for 1,142,500 shares of common stock representing approximately 9% of the outstanding voting stock of the Company in exchange for the common stock of SCC. The Company's sales during 2001 were primarily of a promotional nature as it tries to find its niche in the marketplace. The Company since Inception has had no significant revenue producing activities and, accordingly, is a company in the development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidating and Basis of Presentation
         -----------------------------------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the historical assets and liabilities, and the related historical operations of SCC for all periods presented. The expenses of the Company and Sorisole have been included in operations from the dates of acquisition.

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Concentration of Credit Risk
         ----------------------------

         The Company purchases certain products from a supplier, which accounted for approximately 87% of total purchases in 2001. Purchases of products from two suppliers accounted for approximately 60% and 14% of total purchases during 2000. Management does not believe that the loss of these suppliers could have a severe impact on the result of operations.

         Revenue Recognition
         -------------------

         Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

         Research and Development Expenses
         ---------------------------------

         Research and development costs are expensed as incurred.

         Income Taxes
         ------------

         The Company accounts for income taxes under the provisions of SFAS No.
         109. "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

         Stock-Based Compensation
         ------------------------

         The Company accounts for employee stock options using the intrinsic method prescribed by Accounting Principles Board Option No. 25 ("APB 25") "Accounting for Stock Issued to Employees." The Company makes pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied in accordance with SFAS
         123. The Company accounts for non-employee stock options under the fair value method using the Black-Scholes model.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Loss Per Share
         --------------

         Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, warrants and other convertible securities. The Company did not have any potentially dilutive common stock equivalents as of December 31, 2001.

         Cash and cash equivalents
         -------------------------

         Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

         Property and Equipment
         ----------------------

         Property and equipment are depreciated over their estimated useful lives using the straight-line method over three to seven years. Additions are capitalized. The cost of maintenance and repairs is charged to expense as incurred.

         Inventory
         ---------

         Inventories consist of principally of finished goods and are stated at the lower of cost (first-in, first-out method) or market.

         Reclassifications
         -----------------

         Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 3. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2001:

                Equipment                                  $     126,510
                Furniture and Fixtures                             1,248
                Leasehold Improvements                            69,405
                                                           --------------
                                                                 197,163
                Less accumulated depreciation                    (96,422)
                                                           --------------
                                                           $     100,741
                                                           ==============

         During the years ended December 31, 2001 and 2000, depreciation expense totaled $37,345 and $42,845, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

         Lessee
         ------

         The Company leases office equipment under operating leases typically for periods of three years. The Company leases its office space under a non-cancelable operating lease for a period of three years. Total rent expense for all leases for the years ended December 31, 2001 and 2000 amounted to approximately $87,000 and $112,000, respectively.

         The Company's future annual minimum lease payments for all non-cancelable operating leases as of December 31, 2001 are as follows:

                           Years Ending
                           ------------
                               2002                            $ 29,730
                               2003                               7,957
                                                               ---------
                                                               $ 37,687
                                                               =========

         Consulting Agreements
         ---------------------

         In December 2001, the Company entered into two agreements for consultants to develop and implement a national sales effort for the Company's products targeted at multi-unit retail operators. The

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 4. COMMITMENTS AND CONTINGENCIES (continued)

         Consulting Agreements
         ---------------------

         agreements call for the Company to pay the consultants a total of $300,000 over six months for overhead and expenses. The agreements also call for the consultants to receive warrants, upon the execution of the agreements, entitling the them to purchase 500,000 shares each of the Company's restricted common stock at $0.085 per share. As part of the performance conditions of the agreements, the consultants will receive warrants entitling them to purchase additional shares of the Company's restricted common stock at the following levels:

                    Sales up to          Warrant          Strike price
                  ---------------    ----------------    ---------------
                   50,000 gallons    1,000,000 shares    $0.15 per share
                  100,000 gallons    1,000,000 shares    $0.25 per share
                  150,000 gallons      750,000 shares    $0.35 per share

         Litigation
         ----------

         In November 1999, a former director of SCC made a claim against the Company alleging that certain corporate formalities were not complied with during the transfer of the assets of SCC entitling the plaintiff to unwind the transfer. The plaintiff also sought $150,000 in damages and additional shares in the Company. In November 1998, the Company believed it had settled the matter by the payment of $15,000, the issuance of 150,000 shares and the directors' resignation. This matter was settled in November 2000. Pursuant to the terms of the settlement agreement, the Company became obligated to pay the plaintiff a total of $30,000 over a five month period. This settlement was charged to operations in 2000. The Company paid the balance of $24,000 during 2001.

         In November 1999, a shareholder of the Company filed a claim against the Company alleging similar claims as above, specifically that the transfer of the assets of SCC was fraudulent and is seeking declaratory relief to unwind the transfer and other damages. This matter was settled in April 2001. Pursuant to the terms of the settlement agreement, the Company was obligated to pay the plaintiff a total of $17,000 over a 60 day period or face having a judgment entered against the Company for the unpaid balance. This amount was charged to operations in 2000 and reflected as a liability in the accompanying balance sheet. In addition, the Company agreed to issue the plaintiff

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 4. COMMITMENTS AND CONTINGENCIES (continued)

         Litigation (continued)
         ----------

         60,000 shares of the Company's common stock and grant an option to purchase 175,000 additional shares at $0.45 per share. The 60,000 shares had an estimated fair market value of $0.13 per share based on the average trading price of the Company's common stock during April 2001 for an aggregate amount of $7,800. As of December 31, 2000, the Company accrued a total of $24,800 related to this matter. The Company failed to make the full payment to the plaintiff as required by the settlement reached in April 2001 and reached a subsequent settlement in November 2001. The subsequent settlement called for the Company to issue 360,000 shares of its restricted common stock in satisfaction of the remaining balance of $11,000 owed as per the original settlement. These shares had an average trading price of $0.06 during November 2001, and accordingly, the Company recorded an additional expense of $11,500 during 2001 for the difference between the issue price of $0.03 and the trading price of $0.06. The Company did issue these shares and the matter is now settled in full.

         In May 2000, a former creditor of Monterey Seasons, Inc. filed a claim against the Company alleging that the Company failed to fulfill its obligation to pay a promissory note of $28,500 executed by the Company as a successor to Monterey Seasons, Inc. The Company believes it is not the successor of the obligor and in turn filed a cross complaint seeking the return of approximately $9,000 paid by the Company to the plaintiff. The Company settled this claim for 100,000 shares of common stock, which had an estimated fair market value of $0.04 per share at the time of settlement for an aggregate amount of $4,000.

         In November 2001, two shareholders of the Company filed a claim against the Company alleging that the Company failed to authorize the removal of a restrictive legend on their stock certificates in a timely manner, preventing the sale of the shares at a then higher trading price resulting in alleged damages of approximately $30,000. Management and counsel believe the claim is without merit and management intends to defend against this claim.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 5. STOCK TRANSACTIONS

         During the period from Inception to December 31, 1998, the president and founder of SCC had personally funded much of the Company's operations. Approximately $467,000 was contributed by the founder to the development of its cold extraction process and delivery system.

         Common Stock Issuances
         ----------------------

         As discussed in Note 1, effective November 1, 1998, the Company issued 1,142,500 shares of its common stock for the net assets of SCC. Since the acquisition was treated as a recapitalization of SCC, these shares are reflected as outstanding since Inception. The shares totaling 11,974,140 retained by the stockholders of the Company are considered as issued in connection with the recapitalization in the accompanying consolidated statements of stockholders' deficit.

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

         In June 1999, the Company issued 1,000,000 shares of common stock to a third party in exchange for website development and maintenance services. The common stock was valued by management at $1,288,698 or $1.29 per share, based on the average trading ask prices on the OTC:BB

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 5. STOCKHOLDERS' DEFICIT (continued)

         Common Stock Issuances (continued)
         ----------------------

         in the month the transaction was effected, less a discount of 10% for transferability restrictions. The Company did not receive services in accordance with the contract. Because management had no significant financial resources at the time of the breech of contract, they were unable to pursue legal remedies. Accordingly, management charged such costs to operations.

         On February 22, 2000, the Company acquired all the outstanding shares of common stock of Sorisole from the shareholders thereof in exchange for 3,500,000 shares of common stock. Sorisole was a Rule 12G reporting shell corporation under the Securities Act of 1934. Sorisole has no assets or liabilities and no significant operations. This acquisition was made for the purpose of retaining the Company's listing on the OTC:BB of the National Association of Securities Dealers (the "NASD"). Management recorded the shares issued at fair value and changed operations totaling $1,050,000.

         In February 2000, holders of options to purchase a total of 402,000 shares of common stock exercised their rights for total proceeds of $6,030 or $0.015 per share. These options, previously retained by the stockholders of the Company, were considered as granted in connection with the recapitalization of SCC and, accordingly, no value was ascribed to the options.

         The Company issued 5,390,758 shares of common stock at prices ranging from $0.04 to $0.65 per share for aggregate proceeds of $568,700 at various times during 2000. The purchase prices per share of such sales of common stock were negotiated based on market conditions. Such prices of common stock were executed at significant discounts to market quotations of the OTC:BB. In connection with these issuances the Company recorded an expense of $1,326,876 arising from the sale of stock at less than fair value. The fair value was determined by management based on the average trading ask prices on the OTC:BB in the month the transaction was effected, less a discount of 10% for transferability restrictions. All such sales of unrestricted securities were made to unrelated parties. Management has relied on exemptions available under the Securities Act of 1933. In the event these exemptions are not available, management may be required to offer a rescission of such sales.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 5. STOCKHOLDERS' DEFICIT (continued)

         Common Stock Issuances (continued)
         ----------------------

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

         In June 2000, the Company issued 1,062,500 shares of common stock to two former officers at $0.01 per share. At the date of the arrangement, the quoted market value averaged $ 0.34 per share. Compensation expense charged to operations in 2000 from this transaction amounted to $350,625.

         In October, 2001, the Company's shareholders approved an increase in its authorized shares from 50,000,000 to 150,000,000.

         The Company issued 7,706,979 shares of restricted common stock at prices ranging from $0.04 to $0.15 per share for aggregate proceeds of $510,195 at various times during 2001.

         The Company issued 3,097,532 shares of restricted common stock for services rendered in 2001. Services rendered consisted of financial consulting, legal and business management consulting. The fair value was determined by management based on the average trading ask prices on the OTC:BB in the month the transaction was effected, less a discount of 10% for transferability restrictions. The monthly average closing ask prices ranged from $0.05 per share to $0.25 per share during the service periods. As result, the Company charged operations $97,761 in connection with services during 2001.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 5. STOCKHOLDERS' DEFICIT (continued)

         Common Stock Issuances (continued)
         ----------------------

         In June, 2001, the Company issued an additional 192,357 shares of restricted common stock at $.04 per share to a related party for the late issuance of the original 94,643 shares issued in connection with the satisfaction of a debt.

         In September, 2001, the Company issued 6,821,606 shares of restricted common stock at $0.04 (fair value) to various officers and related parties in satisfaction of expenses incurred and paid for on behalf of the Company. The Company charged operations in the amount of $272,864 for these expenses.

         In November, 2001, the Company issued 100,000 shares of restricted common stock at $0.04 per share (fair value)in satisfaction of litigation. The Company recognized a $4,000 settlement expense in 2001. Also in November, 2001, the Company issued 60,000 shares of restricted common stock at $0.04 per share (fair value) to a vendor in satisfaction of a payable.

         In December, 2001, the Company issued 360,000 shares of restricted common stock at $0.03 per share in satisfaction of litigation (see Note 4 above). The fair value of the shares at the grant date was $0.06 per share. The Company recorded an expense of $11,000 for the settlement and $11,500 for the difference between the issue price and fair value.

         See below for stock transactions under the Company's Incentive Stock Plan.

         Incentive Stock Plans
         ---------------------

         In 1999, the Board of Directors adopted the 1999 Incentive Stock Option Plan (the "Plan"), which authorizes the granting of options to key employees, directors, and/or consultants to purchase 10,000,000 shares of unissued common stock. During 1999, options to purchase 3,400,000 and 1,600,000 shares of the Company's common stock were granted to two officers, respectively, and immediately exercised at $0.15 per share. Options to purchase 3,400,000 shares were exercised for employment services rendered. The Company recorded compensation expense during 1999 of $680,000 for the value of these options granted below fair value based on the difference between the estimated fair value of $0.35

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 5. STOCKHOLDERS' DEFICIT (continued)

         Incentive Stock Plans (continued)
         ---------------------

         and the exercise price of $0.15 per share. In connection with the exercise of options to purchase 3,400,000 shares, a promissory note bearing interest at six (6) percent, per annum and due in 2009 was issued to the Company. No payments have been received on the note.

         Options to purchase 1,600,000 shares were exercised for employment services rendered and future services to be rendered for total of three years. The Company recorded compensation expense of $320,000 in 1999 for the value of these options granted below fair value based on the difference between the estimated fair value of $0.35 per share and the exercise price of $0.15 per share. The officer exercised the options in February 1999 and subsequently resigned from the Company in September 1999. Prior to his resignation, the officer sold the shares to third parties. The Company maintains that consideration in exchange for such options was not complete and is currently seeking cancellation of a portion of the shares. Upon exercise of the options, the Company charged $240,000 as compensation expense in 1999 for the exercise price of $0.15 per share not remitted to the Company.

         On February 18, 2000, the board of directors and stockholders adopted the 2000 Incentive Stock Plan (the "2000 Plan"), which authorizes the granting of options to key employees, directors, and/or consultants to purchase 10,000,000 shares of unissued common stock. On February 18, 2000, the board of directors approved an aggregate of 4,550,000 shares of the Company's common stock to three officers for $0.1875 per share. Of such, 2,850,000 shares were purchased. The balance of 1,700,000 shares were not acquired by two officers. The purchase price was determined by the board of directors based on the fair value of the Company's common stock on the date of grant. No additional shares have been issued in connection with the 2000 Plan. In connection with the purchase of the 2,850,000 shares, a promissory note totaling $534,375, bearing interest at six (6) percent per annum and due in 2009 was issued to the Company. Principal is payable in one lump sum in February, 2009.

         On June 26, 2000, the Company issued 1,062,500 shares of restricted common stock to the two officers which did not acquire shares (see preceding paragraph) for $0.01 per share or $10,625. At the time the shares were issued, the fair value of the Company's common stock was approximately $0.34 per share, based on market quotations. Additional

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 5. STOCKHOLDERS' DEFICIT (continued)

         Incentive Stock Plans (continued)
         ---------------------

         compensation expenses in connection with these purchases was $350,625, and was charged to operations during 2000.

No options, or shares related to previously issued options, were issued or exercised during 2001.

NOTE 6. PROVISION FOR INCOME TAXES

         The Company's deferred tax assets consist of the following:

                                                     2001            2000
                                                 -------------   -------------
            Net operating loss carryforward      $ 10,000,000    $  8,700,000
                                                 =============   =============

            Calculated deferred tax benefit      $  4,000,000    $  3,480,000
            Valuation allowance                    (4,000,000)     (3,480,000)
                                                 -------------   -------------
                Deferred tax asset               $          -    $          -
                                                 =============   =============

         Provision for income tax benefits were as follows:

                                                     2001            2000
                                                 -------------   -------------
            Tax benefit, calculated at
             statutory rate                      $   (480,000)   $ (1,500,000)
            Valuation allowance                       480,000       1,500,000
                                                 -------------   -------------
                                                 $          -    $          -
                                                 =============   =============

         As a result of changes in ownership, the Company's use of net operating loss carryforwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 20 and 5 years for federal and state tax purposes, respectively.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 7. RELATED PARTY TRANSACTIONS

         From time to time, the Company borrows funds from shareholders and other related parties to fund working capital requirements. During 2001, the Company borrowed a total of $341,543 and at December 31, 2001, had an unpaid balance of $95,279. In connection with these borrowings from related parties, the Company paid a total of $320,810, of which $272,264 was paid with the issuance of restricted common stock at $0.04 per share.

NOTE 8. SUBSEQUENT EVENTS

         Debt financing
         --------------

         In February, 2002, the Company received the proceeds of a $1,000,000 bridge loan offering to fund working capital requirements. The Company also initiated a private placement debt offering at that time. In April, 2002, the Company received the proceeds from the $5,000,000 debt offering. The funds from the debt offering retired the $1,000,000 bridge loan in full. The debt offering is a five year loan with cumulative simple interest at 10.0% per annum with principal and interest due five years from the date of the promissory note. Also, upon execution of each promissory note, the Company will issue 150,000 shares for each $25,000 unit, for a total of 30,000,000 shares of common stock.

         The additional financing supports management's assertion that the Company has sufficient liquidity to meet its capital requirements for the next year, offsetting the history of losses and the working capital deficit as of December 31, 2001.

         Employment agreements
         ---------------------

         Effective January 2, 2002, the Company entered into employment agreements with its five key executives: chief executive officer, president, chief financial officer, general counsel and vice president of product development. The terms of the agreements are essentially the same except for position, compensation and number of shares subject to repurchase by the Company. The agreements have a five year term and include base salaries and stock compensation that vest over the five year period.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 8. SUBSEQUENT EVENTS (continued)

         Employment agreements
         ---------------------

         The agreements commit the Company to salaries totaling $828,000 for each of the five years. The agreements also commit the Company to issue 17,440,646 shares of common stock to the officers, vesting over the sixty month term of the agreement, which many be repurchased by the Company on a pro rated basis. The officers agreed to defer any salary until the bridge loan (see debt financing above) was funded and agreed to take a reduced salary until the $5,000,000 financing was funded.

         Stock issuances
         ---------------

         In January 2002, the Company issued 28,232,473 shares of its restricted common stock at $0.04 per share to officers and employees of the Company for expenses, payroll and loans incurred in 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed accountants without disagreement in January 2002, following is content of 8-K filed February 1, 2002:

            (a)        Previous Independent Accountants

            (i) On January 22, 2002, the Registrant dismissed its certifying accountants, McKennon, Wilson & Morgan (MWM).

            (ii) The reports of MWM on the Registrant's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for the years ended December 31, 2000 and 1999 included a paragraph expressing substantial doubt as to the Registrant's ability to continue as a going concern.

            (iii) The Registrant's audit committee and Board of Directors participated in and approved the decision to change independent accountants.

            (iv) During the Registrant's two most recent fiscal years and through the date of this report, there have been no disagreements with MWM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MWM, would have caused MWM to make reference thereto in MWM's reports on the financial statements.

            (v) During the two most recent fiscal years and through the date of this report, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (vi) The Registrant has requested that MWM furnish it with a letter addressed to the Securities and Exchange Commission stating whether MWM agrees with the above statements. A copy of such letter, dated January 24, 2002 is attached as Exhibit 16.1.

            (b)        New Independent Accountants

            (i) On January 22, 2002, the Registrant engaged Hurley & Company as its new independent accountants. During the two most recent fiscal years and through the date of this report, the Registrant has not consulted with Hurley & Company on items which (1) are described in Regulation S-K Item 304(a)(2)(i) or (2) concerned the subject matter of a disagreement or reportable event with the former accountants (as described in Regulation S-K Item 304(a)(2)(ii)).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors include the following:

Cody C. Ashwell, 31
Mr. Ashwell has served as the Company's Chairman and CEO since September 4, 2001 and is the largest single investor in the Company. He was the managing partner of Ashwell, Marshall & Associates, a venture capital and consulting firm and a senior principal of a private financial services firm for the eight previous years.

Gary A. Lillian, 45
Mr. Lillian is the Company's President and COO in charge of its overall commercial strategy including identification of target market segments and development of key industry alliances. Prior to working with the Company, he served in senior executive marketing positions for consumer-oriented companies such as PepsiCo (Pizza Hut and Frito-Lay International), Ford Motor Company, Pennzoil-Quaker State, and The Clorox Company. He has also founded start-up ventures including a beverage company and a packaged food company.

Stephen F. Corey, 46
Mr. Corey is the founder and Vice President of Product Development. For the last nine years he has performed scientific research for the Company on coffee and coffee processing systems including molecular structure, extraction processes, blend creation, product receptivity, and statistical analysis. He is responsible for ongoing research and development and supervision of manufacturing processes.

Richard A. Gartrell, 53
Mr. Gartrell has been the Company's Chief Financial Officer since September of 2001 and provided outside consulting for the Company for approximately one and half years prior to that. Mr. Gartrell is a CPA with over twenty-eight years of accounting experience. Mr. Gartrell was formerly an accountant with Arthur Andersen where he worked in both tax and audit and is qualified as an expert witness in forensic accounting. He holds a B.S. in accounting from Colorado State University.

William E. Marshall, 31
Mr. Marshall serves as General Counsel and as corporate secretary. Prior to becoming General Counsel in January of 2002 he served as Chief Administrative Officer for the Company from September of 2001 to January 2002. Prior to joining the Company, he was a partner in Ashwell, Marshall & Associates, a venture capital and consulting firm specializing in financial and management solutions for developmental-stage companies. He earned a B.A. in English from the University of California at Santa Barbara and a juris doctorate from the University of California at Los Angeles School of Law. He is a member of the California State Bar.

Neither of our directors serves as a director of any other reporting company. There are no family relationships among our directors or executive officers. None of our directors received compensation for services rendered as a director.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to the Company's Chief Executive Officer and Vice of Product Development as of the end of the 2001 fiscal year. No other officers or directors received an annual salary or bonus exceeding $100,000.

                                          Summary Compensation Table

--------------- ------------ ------------ ------------ ------------- ----------------------------------------------------------
                                                                                      Long Term Compensation
--------------- ------------ --------------------------------------- -------------------------------- ------------ ------------
                                      Annual Compensation                        Awards                 Payouts
--------------- ------------ ------------ ------------ ------------- ------------------ ------------- ------------ ------------
                    (b)          (c)          (d)          (e)              (f)             (g)           (h)          (i)
--------------- ------------ ------------ ------------ ------------- ------------------ ------------- ------------ ------------
                                                          Other                          Securities                    All
    Name &                                                Annual        Restricted       Underlying                   Other
  Principal                  Salary ($)    Bonus ($)     Compensa          Stock          Options/       LTIP        Compen-
   Position        Year                                    tion          Award(s)         SARs(#)      Payouts($)   sation($)
--------------- ------------ ------------ ------------ ------------- ------------------ ------------- ------------ ------------
    CEO &          2001         None         None          None          Note (3)           None         None       Note (4)
  Director,
 Cody Ashwell
--------------- ------------ ------------ ------------ ------------- ------------------ ------------- ------------ ------------
 Former CEO &      2001        $26,188       None          None           425,000           None         None         None
    former         2000        $46,600       None          None          Note (2)           None         None         None
  Director,        1999        $28,287       None          None            None             None         None         None
 Kurt Toneys
--------------- ------------ ------------ ------------ ------------- ------------------ ------------- ------------ ------------
    SVP &          2001        $41,850       None          None       Note (1) below.       None         None         None
  Director,        2000        $32,338       None          None            None             None         None         None
Stephen Corey      1999        $ 9,904       None          None            None             None         None         None
--------------- ------------ ------------ ------------ ------------- ------------------ ------------- ------------ ------------

Note (1) Stephen Corey received 2,121,654 shares of common stock in September 2001 as payment for past salaries and benefits accrued but unpaid in the amount of $84,866.

Note (2) Kurt Toneys purchased 2,850,000 share of common stock in February 2000 for $0.185 per share with two ten year promissory notes totaling $534,375 carrying interest at 6% per annum.

Note (3) Cody Ashwell received 2,842,975 shares of common stock in September 2001as payment for expenses paid on behalf of the Company in the amount of $113,719 in lieu of cash reimbursement.

Note (4) The Company had accrued liability to Mr. Ashwell as of December 31, 2001 of approximately $106,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial owners of more then five percent of the Company's 54,423,852 share of Common Stock outstanding as of December 31, 2001:

           (1)                             (2)                                (3)                             (4)
                           Name and Address of Beneficial            Amount and Nature of
     Title of Class                       owner                         Beneficial Owner               Percent of Class
      Common Stock             Cody Ashwell, San Diego , CA                9,334,000                        17.15%
      Common Stock             Stephen Corey, La Jolla, CA                 4,460,000                         8.19%
      Common Stock              Kurt Toneys, La Jolla, CA                  3,275,000                         6.02%

The following table sets forth as of December 31, 2001, information with respect to the shares of Common Stock beneficially ownership of Directors and Executive Officers of the Company:

           (1)                             (2)                                (3)                             (4)
                           Name and Address of Beneficial            Amount and Nature of
     Title of Class                      owner                          Beneficial Owner               Percent of Class
      Common Stock             Cody Ashwell, San Diego , CA                9,334,000                        17.15%
      Common Stock             Stephen Corey, La Jolla, CA                 4,460,000                         8.19%
      Common Stock              Kurt Toneys, La Jolla, CA                  3,275,000                         6.02%

    All Officers and
  Directors as a group
 (excluding Kurt Toneys,
       former CEO)
                                                                          16,401,000                        30.14%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 18, 2000, Mr. Kurt Toneys, then director and executive officer, purchased 2,850,000 shares of our Common Stock for $0.1875 per share by executing two promissory notes totaling $534,375, bearing interest at six percent per annum and due in February 2009. Mr. Toneys left the Company in August 2001 and the Company is in discussions with Mr. Toneys to current default of the promissory notes and convert certain portion of the shares to warrants.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (3)(i)   Articles of Incorporation with amendments (1)

         (3)(ii)  By - laws (1)

         (10)     Material Contracts:
                  Executive Employment Contracts attached:

                     (10.1) Cody Ashwell, Chief Executive Officer
                     (10.2) Gary Lillian, President
                     (10.3) Richard Gartrell, Chief Financial Officer
                     (10.4) William Marshall, General Counsel
                     (10.5) Stephen Corey, Vice President of Product Development

         (11) Statement re earnings per share - included in this 10-KSB's and 10-QSB's below in financial statements

         (13) Annual and quarterly reports - included reference to prior filings as follows:

               a.       8-K/A - Year 1999 filed 4/24/2000
               b.       10-KSB - Year 1999 filed 5/30/2000
               c. 10-QSB - Quarterly Report for period end 3/31/2000 filed 5/31/2000
               d. 10-QSB - Quarterly Report for period end 6/30/2000 filed 8//14/2000
               e. 10-QSB - Quarterly Report for period end 9/30/200 filed 11/20/2000
               f.       10-KSB - Year 1999 & 2000 filed 5/21/2001
               g. 10-QSB - Quarterly Report for period end 3/31/2001 filed 5/21/2001
               h. 10-QSB/A - Amended Quarterly Report for 3/31/2001 filed 6/22/2001
               i. 10-QSB - Quarterly Report for period end 6/30/2001 filed 8/14/2001
               j. 10-QSB - Quarterly Report for period end 9/30/2001 filed 11/14/2001

         (16)     Letter on change in certifying accountant (2)

------------

(1) Incorporated by reference to the amendment to the Registrant's current report on Form 8K/A filed with the Commission on April 24, 2000.

(2) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Commission on February 1, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned in the City of San Diego, California, on April 15, 2002.

                                   La Jolla Fresh Squeezed Coffee Co., Inc., a Washington corporation

                                   By:      /s/ Cody C. Ashwell
                                            ------------------------------------
                                            Cody C. Ashwell
                                   Its:     Chairman and Chief Executive Officer