Form 10QSB
period 2002-03-31
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2002-05-16
CIK 1092302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
March 31, 2002                                                   0-26897
--------------

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.

             STATE                                        91-1359136
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

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

               Class                             Outstanding at April 30, 2002
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         140,932,972 shares

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.

                                                                     Page Number
                                                                     -----------
PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements                                    3

                  Condensed Consolidated Balance Sheet                    3

                  Condensed Consolidated Statements of Operations         4

                  Condensed Consolidated Statements of Cash Flows         5

                  Notes to Condensed Consolidated Financial Statements    6

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

PART II.          Other Information                                       10

SIGNATURE PAGE                                                            11

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (UNAUDITED)

                                     ASSETS
                                                                  March 31, 2002
                                                                  --------------
Current Assets
     Cash                                                         $     360,539
     Trade receivables - net                                             30,982
     Inventory                                                           29,338
                                                                  --------------
                   Total current assets                                 420,859

Property and equipment, net                                             182,255
                                                                  --------------
Total Assets                                                      $     603,114
                                                                  ==============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable                                             $     338,126
     Accrued payroll and related benefits                                75,510
     Other accrued expenses                                              82,882
     Other current liabilities                                           38,000
     Short term bridge loan                                           1,000,000
                                                                  --------------
                   Total current liabilities                          1,534,518

Due to related party                                                        206
                                                                  --------------
                   Total liabilities                                  1,534,724
                                                                  --------------

Commitments and contingencies                                                --

Stockholder's deficit
     Common stock, $0.001 par value; 150,000,000
          shares authorized; 111,032,971 issued and
          outstanding                                                   111,033
     Additional paid-in capital                                      13,263,760
     Accumulated Deficit                                            (12,555,933)
     Stock issued to officers & employees subject to
          repurchase                                                   (706,095)
     Notes receivable from officer and former officer                (1,044,375)
                                                                  --------------
                   Total stockholder's deficit                         (931,610)
                                                                  --------------
                                                                  $     603,114
                                                                  ==============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Three Months Ended March 31, 2002 and 2001
                                             (UNAUDITED)

                                                               Three months ended March 31
                                                                  2002              2001
                                                             --------------   --------------
Net sales                                                    $      69,732    $       7,677

Cost of sales                                                       52,133            8,517
                                                             --------------   --------------
    Gross profit                                                    17,599             (840)

Operating expenses:
    Research & development                                         114,712           59,722
    Selling & marketing                                            258,101           95,556
    General & administrative                                       200,745           83,612
                                                             --------------   --------------
        Total operating expenses                                   573,558          238,890
                                                             --------------   --------------
        Loss from operations                                      (555,959)        (239,730)
                                                             --------------   --------------
Other expenses:
    Expenses recognized from the sale of stock
        at less than fair market value                                  --           57,499
    Expenses related to issuance of common stock for notes       1,175,000               --
    Interest Expense                                                18,450              798
    Other expense, net                                             (39,708)              --
                                                             --------------   --------------
        Total other expenses                                     1,153,742           58,297
                                                             --------------   --------------
        Net loss                                             $  (1,709,701)   $    (298,027)
                                                             ==============   ==============
                Basic and diluted loss per share             $       (0.02)   $       (0.01)
                                                             ==============   ==============
Basic & diluted weighted average common shares outstanding     104,379,291       36,827,712
                                                             ==============   ==============

                        The accompanying notes are an integral part of these
                                  consolidated financial statements

                                                  4

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         For the Three Months Ended March 31, 2002 and 2001
                                             (UNAUDITED)

                                                             Three months ended March 31,
                                                                 2002           2001
                                                             ------------   ------------

Cash flows from operating activities:
    Net loss                                                 $(1,709,701)   $  (298,027)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
    Depreciation                                                  12,000         10,655

    Value of stock options issued below fair value                    --             --
    Expense recognized from sale of stock                             --             --
       at less than fair value                                        --         57,499
    Issuance of common stock for services & notes rendered     1,165,483         94,500
    Issuance of common stock for accrued liabilities             882,416             --
    Expiration of repurchase of executives & employees            34,931
    Changes in operating assets and liabilities:
       Trade receivables                                         (26,336)        (1,544)
       Inventories                                               (22,113)            --
       Accounts payable                                            7,100        (51,008)
       Accrued expenses                                            4,343             --
       Accrued payroll & related benefits                       (851,797)        11,146
       Other current liabilities                                 (30,000)        (1,800)
                                                             ------------   ------------
           Net cash used in operating activities                (533,674)      (178,579)
                                                             ------------   ------------
Cash flows from investing activities:
    Purchases of property & equipment                            (93,514)            --
                                                             ------------   ------------

Cash flows from financing activities:
    Increase (decrease) in due to related parties                (27,273)          (200)
    Issuance of stock for cash                                        --        178,745
    Bridge loan payable                                        1,000,000
    Stock Subscription Cash                                       15,000
                                                             ------------   ------------
           Net cash provided by financing activities             987,727        178,545
                                                             ------------   ------------

       Net increase (decrease) in cash                           360,539            (34)
       Cash at beginning of period                                    --             34
                                                             ------------   ------------
       Cash at end of period                                 $   360,539    $        --
                                                             ============   ============

                        The accompanying notes are an integral part of these
                                  consolidated financial statements

                                                  5

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 2002 and the results of operations and of cash flows for the three month periods ended March 31, 2002 and 2001.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 -  STOCKHOLDERS' DEFICIT - STOCK ISSUANCES

In January 2002, the Company issued 23,082,473 shares of common stock at $0.04 per share to officers and employees for accrued liabilities for past salaries and expenses in the amount of $923,299. Of this amount $40,883 was recorded as an expense in 1st quarter 2002, the remaining $885,416 was recorded as an expense in 2001.

In January 2002, the Company issued 18,525,646 shares of common stock at $0.04 per share to officers and employees in accordance with employment agreements. Per agreement the shares are subject to repurchase by the Company at par value of $.001. The repurchase right expires pro rata over sixty (60) months or upon happening of certain events. The Company recorded the issuance in the stockholder equity and is amortizing the $741,026 into expense based on the sixty month term of the employment contracts. The Company recorded $35,331 as an expense in the 1st quarter of 2002.

In February 2002, the Company issued 15,000,000 shares of common stock at $0.075 per share in connection with the funding of a $1,000,000 bridge loan. The Company recorded an expense of $1,125,000 as a result of the issuance of these shares.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Effective January 3, 2002, the Company entered into five year employment agreements with its CEO, President, CFO, General Counsel and Vice President. The term of the agreements include the payment of salaries, and basic corporate benefits. According to the terms of the contracts the Company is obligated to pay salaries to the five executive of:

                              2002     $828,000
                              2003     $828,000
                              2004     $828,000
                              2005     $828,000
                              2006     $828,000

The Company has no other material contracts or leases at this time

NOTE 4 - BRIDGE LOAN

In February 2002, the Company in return for $1,000,000 for its short term working capital needs issued promissory notes totaling $1,000,000 and 15,000,000 Rule 144 restricted shares of common stock. The promissory notes carry interest at 6% per annum and are due February 7, 2003. The restricted shares were issued at $0.075 per share (see Note 2 above). The short term working capital loan was repaid with proceeds from $5,000,000 in long term promissory notes funded in April 2002. The long term promissory notes carry simple cumulative interest at 10% with principal and interest due in a balloon payment in April 2007.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Item 2. Managements' Discussion and Analysis of Results of Operations and Financial Condition

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity and capital resources. This analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the annual report on Form 10-KSB.

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

OVERVIEW

La Jolla Fresh Squeezed Coffee Co., Inc., is a manufacturer of cold-brewed liquid coffee bag in box concentrate for use in food service and a coffee extract for use as an ingredient in non-alcoholic cold coffee beverages and coffee flavored products.

From August 13, 1993 (Inception) to December 31, 2001, the Company's activities have primarily been related to raising capital and research and development of its products. The Company moved into commercial production beginning in January 2002.

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

METHOD OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the historical assets and liabilities, and the related historical operations of Stephen's Coffee Co., Inc. for all periods presented. The operations of La Jolla Fresh Squeezed Coffee Co., Inc. and Sorisole Acquisition Corp. have been included in operations from the dates of acquisition.

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001.

During the quarter ended March 31, 2002, the Company's gross revenues increased from the same quarter of the previous year, $69,732 versus $7,677 an increase of 800%. The Company moved from a development stage company into commercial sales in the 1st quarter 2002. The Company anticipates continued revenue growth the remainder of 2002.

Operating expenses increased from $238,890 to $573,558, representing an increase of $334,668 or 140%. The increase is attributed to additional salaries and wages for officers and employees of $100,617, added marketing and promotion costs of $199,384, increase in insurance expense of $19,363 and increase in legal expenses of $10,670.

Other expenses increased by $1,153,742 from $58,297 to $1,095,445 during the three months ended March 31, 2002. The increase in other expenses is due to expenses related issuance of stock related to funding a $1,000,000 Bridge loan of $1,175,000 offset by settlement of debt for less then face amount of $33,108 and the reduction in expense recognized from the sale of stock at less than fair market value of $57,499.

For the current quarter, the Company had a loss of $1,709,701 or $0.02 per 104,379,291 weighted average number of shares outstanding, as compared to a loss of $298,027 or $0.01 per share, based on 36,827,712 weighted average number of shares outstanding, in the same quarter of the previous year. The increase in loss was primarily due to increase in expenses of $1,070,983 for issuance at stock, increase in marketing and promotion expenses of $199,384, and increase in salaries and wages of $110,617, offset by settlement of debt for less then face amount of $33,108 and the reduction in expense recognized from the sale of stock at less than fair market value of $57,499.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2002, the Company had cash or cash equivalents of $360,539 and current assets of $420,859 and total assets of $603,114. This is a substantial increase in each of the category of assets over the prior year quarter end.

As of March 31, 2002, the Company had current liabilities totaling $1,534,724. A significant portion of these liabilities are attributable to a $1,000,000 one-year bridge loan obtained in February 2002. The bridge loan was paid through the a five-year investor loan funded in April 2002. Interest and principal on the five-year investor loan is due and payable in a balloon payment on the fifth anniversary of the investor loan or April 2007.

The Company continues to operate at a deficit and as of March 31 2002, had an accumulated deficit of $12,555,933. Shareholder's deficit as of March 31 2002, was $931,610. For the three months ended March 31, 2002, the Company had negative cash flows from operating activities of $555,959. This includes expenditures for consulting, payroll, contract labor, marketing and promotion and general and administrative expenses, of which $12,000 was attributable to depreciation.

Investing activities during the three months ended March 31, 2002 was comprised of purchases of property and equipment of $93,514. During the three months ended March 31, 2002, proceeds of $1,000,000 were received from bridge loan investors.

The Company has moved from a developmental stage company to commercial sales in January 2002. Management anticipates sales to increase significantly over the next three quarters and looks to reach operating cash flow breakeven prior to year end. Management anticipates the net proceeds from the five-year loan will provide sufficient capital to complete its five year business plan.

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

                                  LA JOLLA FRESH SQUEEZED COFFEE CO., INC

Date:  April 15, 2002                    /s/ Cody Ashwell
     -----------------------             -----------------------
                                         Cody Ashwell
                                         Chairman and
                                         Chief Executive Officer

Date:  April 15, 2002                    /s/ RICHARD GARTRELL
     --------------------------          -----------------------
                                         Richard Gartrell
                                         Chief Financial Officer