Form 10QSB
period 2002-06-30
LA JOLLA FRESH SQUEEZED COFFEE CO INC
filed 2002-08-15
CIK 1092302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
June 30, 2002                                                    0-26897
-------------                                              -------------------

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.

      State of Washington                                 91-1359136
          (STATE)                           (IRS Employer Identification Number)

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

Yes   X      No
    ------      ------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

               Class                             Outstanding at July 31, 2002
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         139,333,972 shares

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.

                                                                     Page Number
                                                                     -----------
PART I.           Financial Information                                   3

        ITEM 1.   Financial Statements                                    3

                  Consolidated Balance Sheet                              3

                  Consolidated Statements of Operations

                  and Comprehensive Loss                                  4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

        ITEM 2.   Management's Discussion and Analysis of Financial       7
                  Condition and Results of Operations

PART II.          Other Information                                       11

CERTIFICATION OF STATEMENT                                                12

SIGNATURE PAGE                                                            12

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS
                                                                      June 30,
                                                                       2002
                                                                   -------------
                                     ASSETS
Current assets:
     Cash                                                          $  2,442,233
         Trade receivables                                               99,738
         Inventory                                                      203,015
         Other current assets                                           152,150
                                                                   -------------
         Total current assets                                         2,897,136

Property and equipment, net                                             295,638
Intangible assets, net                                                  478,055
                                                                   -------------
Total Assets                                                       $  3,670,829
                                                                   =============

                      LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                              $    405,144
     Accrued payroll and related benefits                                32,618
     Other accrued expenses                                              46,202
     Other current liabilities                                           35,808
                                                                   -------------
         Total current liabilities                                      519,772

Note payable with accrued interest of $111,111                        5,111,111
                                                                   -------------
         Total liabilities                                            5,630,883

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 150,000,000
     shares authorized; 139,773,972 issued and outstanding              139,774
   Additional paid-in capital                                        18,816,969
   Deficit accumulated                                              (18,978,241)
   Treasury stock 2,951,000 shares                                     (582,823)
   Stock issued to officers & employees subject to forfeiture          (845,733)
   Notes receivable from officer                                       (510,000)
                                                                   -------------
         Total stockholders' deficit                                 (1,960,054)
                                                                   -------------
                                                                   $  3,670,829
                                                                   =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             (UNAUDITED)

                                       For quarter ending            For the six months ending
                                             June 30,                         June 30,
                                -------------------------------   -------------------------------
                                     2002             2001              2002            2001
                                --------------   --------------   --------------   --------------
Net sales                       $     133,250    $      34,645    $     202,982    $      42,322

Cost of sales                        (128,959)         (72,514)        (181,092)         (81,031)
                                --------------   --------------   --------------   --------------
  Gross loss                            4,291          (37,869)          21,890          (38,709)

Operating expenses:
 Research and development            (237,216)         (96,691)        (495,317)        (156,413)
 Selling and marketing               (275,693)        (154,705)        (390,405)        (250,261)
 General and administrative          (688,296)        (135,368)        (889,041)        (218,980)
                                --------------   --------------   --------------   --------------
  Total operating expenses         (1,201,205)        (386,764)      (1,774,763)        (625,654)
                                --------------   --------------   --------------   --------------
  Loss from operations             (1,196,914)        (424,633)      (1,752,873)        (664,363)
                                --------------   --------------   --------------   --------------

Other income (expenses):
 Interest income                       21,606               --           21,606               --
 Expenses recognized from
   the sale of stock at less
   than fair market value                  --          (70,327)              --         (127,826)
 Expenses related to issuance
   Stock for notes                 (5,100,000)              --       (6,275,000)              --
 Interest expense                    (122,921)         (17,486)        (141,371)         (18,284)
 Other expense, net                   (24,079)          (9,954)         (15,629)          (9,954)
                                --------------   --------------   --------------   --------------
  Total other expenses             (5,225,394)         (97,767)      (6,379,136)        (156,064)
                                --------------   --------------   --------------   --------------
  Net loss                      $  (6,422,308)   $    (522,400)   $  (8,132,009)   $    (820,427)
                                ==============   ==============   ==============   ==============

Basic and diluted
loss per share                  $       (0.05)   $       (0.01)   $       (0.07)   $       (0.02)
                                ==============   ==============   ==============   ==============

Basic and diluted
 weighted average common
 shares outstanding               137,056,390       40,141,153      120,146,600       38,493,185
                                ==============   ==============   ==============   ==============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                 4

                              LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (UNAUDITED)

                                                                      For the six months ending
                                                                              June 30,
                                                                    ---------------------------
                                                                        2002           2001
                                                                    ------------   ------------

Cash flows from operating activities:
   Net loss                                                         $(8,132,009)   $  (820,427)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                                          32,996         21,500

   Expense recognized from sale of stock at less than fair value             --        127,826
   Issuance of common stock for services rendered & notes             6,291,000        180,981
   Issuance of warrants to former officer                               234,450
   Shares returned to treasury by former officer - net of debt
     cancellation                                                       (48,448)
   Issuance of common stock for interest expense                             --         17,312
   Issuance of common stock for accrued liabilities                     923,299             --
   Expiration of stock repurchase right of executives & employees        76,793             --

   Changes in operating assets and liabilities:
     Trade receivables                                                  (95,292)        (1,456)
     Inventories                                                       (195,790)            --
     Other current assets                                                (2,150)            --
     Accounts payable                                                   122,336         55,936
     Accrued expenses                                                    37,945        (36,812)
     Accrued payroll and related benefits                              (977,781)       132,033
     Other current liabilities                                          (68,000)        (7,800)
                                                                    ------------   ------------

       Net cash used in operating activities                         (1,800,651)      (365,226)
                                                                    ------------   ------------
Cash flows from investing activities-
   Purchases of property and equipment                                 (227,893)       (29,048)
                                                                    ------------   ------------
Cash flows from financing activities:
   Increase (decrease) in due to related parties                        (27,279)        17,300
   Issuance of stock for cash                                                --        377,245
   Five-year & bridge loan payable - net                              4,850,000             --
   Accrued interest on five-year loan payable                           111,111             --
   Loan fee - net of amortization                                      (478,056)            --
   Stock subscription cash                                               15,000             --
                                                                    ------------   ------------

       Net cash provided by financing activities                      4,470,777        394,545
                                                                    ------------   ------------

   Net increase (decrease) in cash                                    2,442,233            271
   Cash at beginning of period                                               --             34
                                                                    ------------   ------------
   Cash at end of period                                            $ 2,442,233    $       305
                                                                    ============   ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                  5

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2002 and the results of operations and of cash flows for the six-month periods ended June 30, 2002 and 2001.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - Stockholders' Deficit - Stock and Warrant Issuances

In April 2002, the Company issued 30,000,000 shares of restricted common stock at $0.17 per share to investors who advanced a $5,000,000 five-year loan to the Company. In connection with these issuances, the Company recorded a non-cash expense of $5,100,000. The five-year note requires no payments of interest or principal until maturity in April 2007. Interest is accrued at 10% per annum.

In June 2002, the Company issued 67,000 shares of restricted common stock at $0.14 per share as payment for services rendered by a third party vendor. In connection with the issuance, the Company recorded a non-cash expense of $10,000.

In June 2002, the Company issued 400,000 shares of restricted common stock at $0.14 per share to an officer and sales employee in accordance with their employment agreements. In connection with the issuances, the company recorded a non-cash expense of $56,000.

In June 2002, the Company issued 1,325,000 shares of common stock at $0.14 per share to an officer and sales employee in accordance with their employment agreements. Per agreement the shares are subject to forfeiture by the Company at par value of $.001. The repurchase right expires in accordance with the terms of their employment agreements. The Company recorded the issuance in the stockholder equity and is amortizing the $185,500 into expense based on the sixty-month term of the employment contracts. The Company recorded $3,092 as an non-cash expense in the 2nd quarter of 2002.

In June 2002, the Company entered into a settlement agreement with its former chief executive officer, the agreement provided for the former officer to return 2,951,000 shares of common stock to treasury in return for $35,000 cash, cancellation of his note to the Company in the amount of $534,375 and the issuance of a three-year warrant to purchase 3,013,500 shares of restricted common stock at $0.1875 per share. In connection with the settlement the Company recorded a non-cash expense of $234,450. The expense was calculated using the Black Scholes Model with a risk-free rate of 5%, a volatility factor of 50% and a market value of $0.1975 (average price for month of June). In addition, the Company recorded net non-cash income from the return of the shares to its treasury of $48,448 (2,951,000 shares at the $.1975 offset by cancellation expense of the $534,375 in debt).

NOTE 3 - Five-Year Loan Payable

In April 2002, the Company in return for $5,000,000 for its working capital needs issued promissory notes totaling $5,000,000 and 30,000,000 Rule 144 restricted shares of common stock. The promissory notes accrue interest at 10% per annum and are due April 11, 2007. The restricted shares were issued at $0.17 per share (see Note 2 above). Approximately $1,000,000 of the proceeds from $5,000,000 in long-term promissory notes were used to payoff the $1,000,000 bridge loan received in February 2002. The terms of long term promissory notes require no payments of principal or interest until April 11, 2007.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of La Jolla Fresh Squeezed Coffee Co., Inc. (the "Company"). The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission ("SEC"). These statements use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements, which address operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales, or statements expressing general optimism about future operating results are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

The following are some of the factors that could cause actual results to differ materially from our forward-looking statements:

         o The impact of rapid or persistent fluctuations in the price of coffee beans;
         o    Fluctuations in the supply of coffee beans;
         o General economic conditions and conditions which affect the market for coffee or in consumption levels;
         o The effects of competition from other coffee manufacturers and other beverage alternatives;
         o Failure of third parties providing coffee roasting, equipment, and/or equipment service to perform adequately;
         o    Event of a food born illness related to the Company's products;
              and
         o    Failure to increase production capacities adequately.

You are strongly encouraged to consider these factors when evaluating forward-looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

OVERVIEW

La Jolla Fresh Squeezed Coffee Co., Inc., is a technology-based manufacturer of coffee concentrates, extracts and beverages for the foodservice and ingredient markets. La Jolla Fresh Squeezed Coffee Co., Inc., soon to be Javo Beverage Company, Inc., is the first company to produce a liquid coffee concentrate for the foodservice industry using cold brewing technology, resulting in coffee that tastes great and is as easy and cost-effective to prepare and serve as a fountain drink.

RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

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

QUARTER ENDED June 30, 2002 COMPARED TO QUARTER ENDED June 30, 2001.

During the quarter ended June 30, 2002, the Company's gross revenues increased from the same quarter of the previous year, $133,250 versus $34,645 an increase of 285%. The Company anticipates continued revenue growth the remainder of 2002. In contemplation of this growth, the Company is moving into a larger facility in September 2002.

Operating expenses increased from $386,764 to $1,201,205, representing an increase of $814,441 or 211%. The increase is primarily due to the Company moving from the development stage into commercialization.

Research and development costs increased by approximately $140,000 primarily due to $115,000 in expenses related to hiring a third party consultant and an additional $25,000 in expenses for raw materials and related labor for testing.

Sales and marketing expenses increased by approximately $120,000 due to primarily to hiring costs for new sales personnel of $30,000 and $90,000 for payments per contract with third party chain sales organization.

General and administrative costs increased by approximately $553,000, primarily due to the net non-cash expense in connection with a settlement with the former chief executive officer of $186,000, an increase in salaries and wages for executives of $120,000, moving expenses for executives of $117,000, increase in legal and accounting fees of $28,000, increase in general expenses for setup and staffing the warehouse, quality control and quality assurance departments of $50,000, an increase of $35,000 in expenses for added employee related costs, telephone service and supplies and a non-cash expense of $17,000 for issuance of stock for an officer and two employees.

Other expenses increased by $5,225,394 from $97,767 to $5,127,627 during the three months ended June 30, 2002. The increase in other expenses is primarily due to the $5,100,000 non-cash expense charge for issuing 30,000,000 shares of restricted common stock in connection with the $5,000,000 five year loan received during the 2nd quarter 2002.

For the current quarter, the Company had a loss of $6,422,308 or $0.05 per 137,056,390 weighted average number of shares outstanding, as compared to a loss of $522,400 or $0.01 per share, based on 40,141,153 weighted average number of shares outstanding, in the same quarter of the previous year. The increase in loss was primarily due to non-cash expense of $5,100,000 for issuance of restricted common stock in connection with the $5,000,000 five year loan received during the 2nd quarter 2002, the increase of $120,000 costs related to additional marketing and sales efforts, the payment of additional $140,000 expenses for science services and the addition $553,000 expense for added executives and employees and expenses related costs in the commercialization of the Company's products.

SIX MONTHS ENDED June 30, 2002 COMPARED TO SIX MONTHS ENDED June 30, 2001.

During the six months ended June 30, 2002, LJCC gross revenues increased
380% from the same period of the previous year or $202,982 versus $42,322. The increased revenues and related cost of goods were the result of commercialization of its bag-in-box (BIB) and ingredient products. The Company believes it sales revenues will increase in the third and fourth quarter of 2002. In contemplation of this growth, the Company is moving into a larger facility in September 2002.

Operating expenses increased from $625,654 to $1,774,763, an increase of $1,149,109 or 184%. The increase in operating expenses is primarily due to the Company moving from a development stage Company with limited liquidity to a commercial Company building the administrative and sales systems, personnel and infrastructure for its anticipated growth.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

Research and development costs increased by approximately $339,000 primarily due to $150,000 in expenses related to hiring a third party food science consultant and an additional $150,000 in expenses for raw materials and related labor and other costs for testing and new product development.

Sales and marketing expenses increased by approximately $140,000 due to primarily to hiring and compensation costs for new sales personnel of $50,000 and $90,000 for one time payments per contract with third party chain sales organization.

General and administrative costs increased by approximately $670,000, primarily due to the net non-cash expense in connection with a settlement with the former chief executive officer of $186,000, an increase in salaries and wages for executives of $180,000, moving expenses for executives of $117,000, increase in legal and accounting fees of $38,000, increase in general expenses for setup and staffing the warehouse and quality control and quality assurance departments of $50,000, an increase of $80,000 expenses for added employee related costs, telephone service and supplies and a non-cash expense of $17,000 for issuance of stock for an officer and two employees.

For the current six months, the Company had a loss $8,132,009 or $0.07 per 120,146,600 weighted average number of shares outstanding, as compared to a loss of $820,472 or $0.02 per share, based on 38,493,185 weighted average number of shares outstanding, in the same period the previous year. The increased loss of $7,311,537 is primarily due to the $6,275,000 non-cash expense taken into expense for the issuance of 45,000,000 shares of restricted common stock in connection with the short term bridge loan and the five-year $5,000,000 capital loan funded in the first half of 2002 and additional expenses incurred for added employee, employee moving costs, employment fees, increased operating expense for supplies, insurance and legal fees and settlement of termination with former chief executive officer.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2002, the Company had cash or cash equivalents of $2,442,000 and current assets of $2,897,136 and total assets of $3,670,829. All asset amounts represent a significant increase over the prior year amounts. As of June 30, 2002, the Company had current liabilities totaling $519,772.

The Company continues to operate at a deficit and as of June 30, 2002, had an accumulated deficit of $18,978,241. Shareholder's deficit as of June 30, 2002, was $1,960,054. For the six months ended June 30, 2002, the Company had negative cash flows from operating activities of $1,800,651. This includes expenditures for consulting, payroll, contract labor, marketing and promotion and general and administrative expenses.

Investing activities during the six months ended June 30, 2002 was comprised of purchases of property and equipment of $227,893. During the six months ended June 30, 2002, proceeds of $5,000,000 were received from a five year balloon payment loan. Approximately $1,010,000 of the loan proceeds were used to repay interest and principal of the bridge loan received in February 2002.

Management believe its current assets provides the necessary liquidity and capital to fund current growth plan.

Other than as described above, there are no known trends, events, or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. The primary source of liquidity in the future sales of its products. There are no known trends, events, or uncertainties reasonably expected to have a material impact on the revenues or income from continuing operations of the Company. Any income or loss generated will be from continuing operations.

                    LA JOLLA FRESH SQUEEZED COFFEE CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

ADDITIONAL RISK FACTORS

In addition to the other information contained herein, and the information contained in the Company's annual report on Form 10-KSB, the following factors should be considered carefully in evaluating the Company and its business.

VOLATILITY OF STOCK PRICE

The Company's common stock price has experienced and is likely to experience significant price and volume fluctuation in the future. Such fluctuations could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as the ability to generate sales and the limited number of freely traded shares of common stock and market conditions for bulletin board stocks, as well as other factors could cause the price of the Company's common stock to fluctuate significantly.

     PART II.

OTHER INFORMATION

ITEM 1.        Legal Proceedings
               Previously reported.

ITEM 2.        Changes in Securities
               None

ITEM 3.        Defaults Upon Senior Securities
               None

ITEM 4.        Submission of Matters to Vote of Security Holders

               In July 2002, the Company had a proxy statement sent, in connection with the annual shareholder meeting set for August 15, 2002, asking shareholders of record as of June 21, 2002 to vote on the following:

                        1)       to approve a change of its state of
                                 incorporation from Washington to Delaware, via the adoption of an Agreement and Plan of Merger pursuant which the Corporation merger into Javo Beverage Company, Inc., a wholly-owned subsidiary of the Company with the surviving corporation being Javo Beverage Co., Inc. and

                        2) to elect Cody C. Ashwell, William E. Marshall and Stephen F. Corey to its Board of Directors.

               See the Preliminary Proxy Statement filing on June 10, 2002 and the Definitive Proxy Statement filing on June 21, 2002 for further details.

ITEM 5.        Other Information

               New Facility Lease: On August 12, 2002, La Jolla Fresh Squeezed Coffee Co., Inc. entered into a seven year lease for a new office and production plant. The building leased will house production, warehouse, research and development and the Company headquarters. Following is the base rent obligations over the term of the lease:

                        2002     $   40,484
                        2003     $  222,662
                        2004     $  242,904
                        2005     $  242,904
                        2006     $  242,904
                        2007     $  182,178
                                 -----------
                                 $1,659,844
                                 ===========

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibit

                       Exhibit 10.1  Facility Lease dated August 12, 2002
                                     ------------------------------------

               (b)     Reports on Form 8-K
                       None

                           CERTIFICATION OF STATEMENT

We, Cody Ashwell, CEO, and Richard A. Gartrell, CFO of La Jolla Fresh Squeezed Coffee Co., Inc., certify, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1) the Quarterly Report on Form 10QSB of the Company for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities 1934 Act of 1934 (15 U.S.C. 78m or 780(d)); and

         2) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated August 14, 2002

                                            /s/ Cody C. Ashwell
                                            Cody C. Ashwell
                                            CEO

                                            /s/ Richard A. Gartrell
                                            Richard A. Gartrell
                                            CFO

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       LA JOLLA FRESH SQUEEZED COFFEE CO., INC

Date:  8/14/02                                    /s/ Cody C.Ashwell
     -----------------------                      ---------------
                                                  Cody C.Ashwell
                                                  Chairman and
                                                  Chief Executive Officer

Date:  8/14/02                                    /s/ RICHARD GARTRELL
     --------------------------                   --------------------
                                                  Richard A. Gartrell
                                                  Chief Financial Officer