Form 10QSB
period 2002-09-30
JAVO BEVERAGE CO INC
filed 2002-11-15
CIK 1092302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number
September 30, 2002                                                0-26897
------------------                                          -------------------

                    JAVO BEVERAGE COMPANY, INC.

      State of Delaware                                    48-1264292
         (STATE)                            (IRS Employer Identification Number)

                                     ADDRESS
                              1311 Specialty Drive
                                Vista, CA. 92083

                                 (760-560-5286)
              (Registrant's telephone number, including area code)

                       La Jolla Fresh Squeezed Coffee Co., Inc.
                          9060 Activity Road, Suite A
                             San Diego, CA  92126
             (Former name, former address and former fiscal year, if
                           changed since last report).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ------      ------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

               Class                             Outstanding at November 1, 2002
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         139,621,434 shares

                    JAVO BEVERAGE COMPANY, INC.

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

                           JAVO BEVERAGE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS
                                                                   September 30,
                                                                       2002
                                                                   -------------
                                     ASSETS
Current assets:
     Cash                                                          $  1,204,781
         Trade receivables                                              141,439
         Inventory                                                      372,180
         Other current assets                                           106,069
                                                                   -------------
         Total current assets                                         1,824,469

Property and equipment, net                                             568,885
Intangible assets, net                                                  453,054
                                                                   -------------
Total Assets                                                       $  2,846,409
                                                                   =============

                      LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                              $    471,176
     Accrued payroll and related benefits                                27,937
     Other accrued expenses                                              12,500
     Other current liabilities                                           30,810
                                                                   -------------
         Total current liabilities                                      542,423

Note payable with accrued interest of $236,111                        5,236,111
                                                                   -------------
         Total liabilities                                            5,778,534

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 150,000,000
     shares authorized; 139,458,934 issued and outstanding              139,459
   Additional paid-in capital                                        18,830,984
   Deficit accumulated                                              (19,898,540)
   Treasury stock 3,312,600 shares                                     (708,914)
   Stock issued to officers & employees subject to forfeiture          (785,114)
   Notes receivable from officer                                       (510,000)
                                                                   -------------
         Total stockholders' deficit                                 (2,932,125)
                                                                   -------------
                                                                   $  2,846,409
                                                                   =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                   JAVO BEVERAGE COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             (UNAUDITED)

                                      For quarter ending            For the nine months ending
                                         September 30,                         September 30,
                                -------------------------------   -------------------------------
                                     2002             2001              2002            2001
                                --------------   --------------   --------------   --------------
Net sales                       $     298,293    $      56,929    $     501,275    $      99,251

Cost of sales                        (254,617)         (42,069)        (435,709)        (123,100)
                                --------------   --------------   --------------   --------------
  Gross loss                           43,676           14,860           65,566          (23,849)

Operating expenses:
 Research and development            (237,289)         (50,282)        (732,606)        (206,695)
 Selling and marketing               (288,983)         (80,450)        (679,388)        (330,711)
 General and administrative          (288,224)         (70,392)      (1,177,264)        (289,372)
                                --------------   --------------   --------------   --------------
  Total operating expenses           (814,496)        (201,124)      (2,589,258)        (826,778)
                                --------------   --------------   --------------   --------------
  Loss from operations               (770,820)        (186,264)      (2,523,692)        (850,627)
                                --------------   --------------   --------------   --------------

Other income (expenses):
 Interest income                        8,249               --           29,855               --
 Expenses recognized from
   the sale of stock at less
   than fair market value                  --           (2,501)              --         (130,327)
 Expenses related to issuance
   Stock for notes                         --              --        (6,275,000)              --
 Interest expense                    (125,248)             (63)        (266,619)         (18,347)
 Other expense, net                   (32,480)         (15,000)         (16,851)         (24,954)
                                --------------   --------------   --------------   --------------
  Total other expenses               (149,479)         (17,564)      (6,528,615)       (173,628)
                                --------------   --------------   --------------   --------------
  Net loss                      $    (920,299)   $    (203,828)   $  (9,052,307)  $  (1,024,255)
                                ==============   ==============   ==============   ==============

Basic and diluted
loss per share                  $       (0.01)   $       (0.01)   $       (0.07)   $       (0.03)
                                ==============   ==============   ==============   ==============

Basic and diluted
 weighted average common
 shares outstanding               136,944,755       40,330,712      126,723,332       39,591,667
                                ==============   ==============   ==============   ==============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                 4

                                    JAVO BEVERAGE COMPANY, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (UNAUDITED)

                                                                    For the nine months ending
                                                                           September 30,
                                                                    ---------------------------
                                                                        2002           2001
                                                                    ------------   ------------

Cash flows from operating activities:
   Net loss                                                         $(9,052,308)   $(1,024,255)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                                          59,360         32,250

   Expense recognized from sale of stock at less than fair value             --        130,326
   Issuance of common stock for services rendered & notes             6,305,150        137,094
   Issuance of warrants to former officer                               234,450
   Shares returned to treasury by former officer - net of debt
     cancellation                                                       (30,989)
   Shares returned to treasury by terminated employee                  (144,000)
   Issuance of common stock for interest expense                             --         17,312
   Issuance of common stock for accrued liabilities                     923,299             --
   Expiration of stock repurchase right of executives & employees       137,412             --

   Changes in operating assets and liabilities:
     Trade receivables                                                 (136,993)          (143)
     Inventories                                                       (364,954)        (5,166)
     Other current assets                                              (106,069)        47,742
     Accounts payable                                                   188,369
     Accrued expenses                                                      (757)       267,131
     Accrued payroll and related benefits                              (982,462)        89,170
     Other current liabilities                                          (68,000)         9,783
                                                                    ------------   ------------

       Net cash used in operating activities                         (3,038,492)      (298,756)
                                                                    ------------   ------------
Cash flows from investing activities-
   Purchases of property and equipment                                 (527,504)       (44,786)
                                                                    ------------   ------------
Cash flows from financing activities:
   Increase (decrease) in due to related parties                        (27,278)       (74,546)
   Issuance of stock for cash                                                --        418,246
   Five-year & bridge loan payable - net                              5,000,000             --
   Accrued interest on five-year loan payable                           236,111             --
   Loan fee - net of amortization                                      (453,056)            --
   Stock subscription cash                                               15,000             --
                                                                    ------------   ------------

       Net cash provided by financing activities                      4,770,777        343,700
                                                                    ------------   ------------

   Net increase (decrease) in cash                                    1,204,781            158
   Cash at beginning of period                                               --             34
                                                                    ------------   ------------
   Cash at end of period                                            $ 1,204,781    $       192
                                                                    ============   ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                  5

                            JAVO BEVERAGE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2002 and the results of operations and of cash flows for the nine-month periods ended September 30, 2002 and 2001.

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

In June 2002, the Company issued 1,325,000 shares of common stock at $0.14 per share to an officer and sales employee in accordance with their employment agreements. Per agreement the shares are subject to forfeiture to the Company at par value of $.001. The repurchase right expires in accordance with the terms of their employment agreements. The Company recorded the issuance in the stockholder equity and is amortizing the $185,500 into expense based on the sixty-month term of the employment contracts. The Company recorded $3,092 as an non-cash expense in the 2nd quarter of 2002.

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

In September 2002, the Company agreed to modify the June 2002 settlement agreement with its former CEO by reducing the three warrant from 3,013,500 to 2,925,100 and issuing 88,400 share of restricted stock to third parties designated by the former CEO. The net charge for the issuance of the warrant was reduced by $17,459, a pro- portinate reduction of the charge in June 2002.

In July 2002, the Company issued 5,000 shares to a new employee in accordance with an employment agreement. The Company recorded a non-cash expense of $850 in connection with the issuance in third quarter of 2002. The shares are subject to forfeiture to the Company in accordance with the terms of the agreement.

In August 2002, the Company terminated an employee and in accordance with their employment agreement the Company paid $450 to the employee and 450,000 shares of its common stock was returned to the treasury. The Company recognized a gain of $143,550 on the transaction or $0.32 per share less cash paid.

In September 2002, the Company issued 41,562 share of restricted common stock for payment of employment services rendered by a third party. The Company recorded a non-cash expense of $13,300 in connection with the issuance in the third quarter of 2002.

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

                          JAVO BEVERAGE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 2002
                                   (UNAUDITED)

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Javo Beverage Company, Inc.(the "Company"). The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission ("SEC"). These statements use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements, which address operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales, or statements expressing general optimism about future operating results are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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

OVERVIEW

On August 21, 2002 La Jolla Fresh Squeezed Coffee Co., Inc. officially mergered Into its wholly owned subsidiary Javo Beverage Company, Inc. and began officially doing business as Javo Beverage Company, Inc. The merger had been approved by the shareholders at the annual shareholder meeting.

Javo Beverage Company, Inc. La Jolla Fresh Squeezed Coffee Co., Inc. is a technology-based manufacturer of coffee concentrates, extracts and beverages for the foodservice and ingredient markets. Javo Beverage Company, Inc. is the first company to produce a liquid coffee concentrate for the foodservice industry using cold brewing technology, resulting in coffee that tastes great and is as easy and cost-effective to prepare and serve as a fountain drink.

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

                          JAVO BEVERAGE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 2002
                                   (UNAUDITED)

METHOD OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts have been eliminated in consolidation. The accompanying consolidated financial statements reflect the historical assets and liabilities, and the related historical operations of Javo Beverage Company, Inc. and its predecessors.

QUARTER ENDED September 30, 2002 COMPARED TO QUARTER ENDED September 30, 2001.

During the quarter ended September 30, 2002, the Company's gross revenues increased from $56,929 in third quarter 2001 to $298,293 in the third quarter 2001. The increase of $241,364 is a 424% quarter to quarter. The Company anticipates continued revenue growth the remainder of 2002. In contemplation of this growth, the Company is moving into a larger facility in September 2002.

Operating expenses increased from $201,124 in third quarter 2001 to $814,496 in the third quarter 2002. The increase of $613,372 is a 305% quarter to quarter. The increase is primarily due to the Company moving from the development stage into commercialization with related increases in staffing expenses, increases in sales and marketing efforts and increases product and process development expenses.

Research and development costs increased by approximately $187,007 primarily due to $37,500 in expenses related to hiring a third party consultant and an additional $150,000 in expenses for raw materials and related labor for testing, process improvements, product development and improvements.

Sales and marketing expenses increased by approximately $208,533 due to primarily to hiring costs for new sales personnel of $39,300, increased salaries and benefits of $50,000, additional marketing and trade show costs of $60,000, increased sample and sales test costs $15,000 and increased sales travel and entertainment costs of $35,000, and increased payments per contract with third party chain sales organization of $10,000.

General and administrative costs increased by approximately $217,832, primarily due an increase in salaries and wages for executives and staff of $201,000, and an increase legal and accounting fees of $20,000.

Other expenses increased by $131,918 from $17,564 to $149,489 during the three months ended September 30, 2002 over three months ended September 30, 2001. The increase in other expenses is primarily due to the $125,000 accrued interest on the $5,000,000 five year note funded in April of 2002.

For the current quarter, the Company had a loss of $920,299 or $0.01 per 136,944,755 weighted average number of shares outstanding, as compared to a loss of $203,626 or $0.01 per share, based on 40,330,712 weighted average number of shares outstanding, in the same quarter of the previous year. The increase in loss of $716,673 was primarily due $125,000 interest expense on its $5,000,000 five year loan received during the 2nd quarter 2002, the increase of $187,000 costs related to additional marketing and sales efforts, the payment of additional $208,000 expenses for research & development related to new products, and process development and the addition $217,000 in expenses for added executives and employees and expenses related costs in the commercialization of the Company's products.

NINE MONTHS ENDED September 30, 2002 COMPARED TO NINE MONTHS ENDED September 30, 2001.

During the nine months ended September 30, 2002, Javo's gross revenues increased 405% from the same period of the previous year or $501,275 versus $99,251. The increased revenues and related cost of goods were the result of commercialization of its bag-in-box (BIB) and ingredient products. The Company believes it sales revenues will increase in the fourth quarter of 2002.

Operating expenses increased from $862,778 to $2,589,258, an increase of $1,762,480 or 184%. The increase in operating expenses is primarily due to the Company moving from a development stage Company with limited liquidity to a commercial Company building the administrative and sales systems, personnel and infrastructure for its anticipated growth.

                          JAVO BEVERAGE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (UNAUDITED)

Research and development costs increased by approximately $525,911 primarily due to $180,000 in expenses related to hiring a third party food science consultant and an additional $335,000 in expenses for raw materials and related labor and other costs for testing, process changes and new product development.

Sales and marketing expenses increased by approximately $348,677 due to primarily to hiring and compensation costs for new sales personnel of $80,000, trade show and marketing costs of $50,000 and $200,000 for one time payments per contract with third party chain sales organization.

General and administrative costs increased by approximately $887,892, primarily due to the net non-cash expense in connection with a settlement with the former chief executive officer of $186,000, an increase in salaries and wages for executives and staff of $458,000, moving expenses for executives of $119,000, increase in legal and accounting fees of $59,000, and an increase of $65,000 expenses for added employee related costs, telephone service and supplies.

For the current nine months, the Company had a loss $9,052,308 or $0.07 per 126,723,332 weighted average number of shares outstanding, as compared to a loss of $1,024,225 or $0.03 per share, based on 38,591,667 weighted average number of shares outstanding, in the same period the previous year. The increased loss of $8,028,053 is primarily due to the $6,275,000 non-cash expense taken into expense for the issuance of 45,000,000 shares of restricted common stock in connection with the short term bridge loan and the five-year $5,000,000 capital loan funded in the first half of 2002,accrued interest expense on the five-year loan of 236,000 and additional expenses incurred for added employee, employee moving costs, employment fees, increased operating expense for supplies, insurance and legal fees and settlement of termination with former chief executive officer.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2002, the Company had cash or cash equivalents of $1,204,781 and current assets of $1,824,469 and total assets of $2,846,409. All asset amounts represent a significant increase over the prior year amounts. As of September 30, 2002, the Company had current liabilities totaling $542,442.

The Company continues to operate at a deficit and as of September 30, 2002, had an accumulated deficit of $19,898,540. Shareholder's deficit as of September 30, 2002, was $2,932,125. For the nine months ended September 30, 2002, the Company had negative cash flows from operating activities of $3,038,492. This includes expenditures for consulting, payroll, contract labor, marketing and promotion and general and administrative expenses.

Investing activities during the nine months ended September 30, 2002 was comprised of purchases of property and equipment of $527,504. During the nine months ended September 30, 2002, proceeds of $5,000,000 were received from a five-year balloon payment loan. Approximately $1,010,000 of the loan proceeds were used to repay interest and principal of the bridge loan received in February 2002.

Management believe its current assets provides the necessary liquidity and capital to fund current growth plan, however, it is currently evaluating its the capital needs for current possibilities of an accelerated growth plan.

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

                           JAVO BEVERAGE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)

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

ITEM 1.        Legal Proceedings
               Previously reported.

ITEM 2.        Changes in Securities
               None

ITEM 3.        Defaults Upon Senior Securities
               None

ITEM 4.        Submission of Matters to Vote of Security Holders

At the August 2002 annual shareholder, by vote the shareholders approved the merger of La Jolla Fresh Squeezed Coffee Co., Inc., a Washington state corporation into its wholly owned subsidiary Javo Beverage Company, Inc., a Delaware corporation. At the same annual Shareholder meeting, the shareholders elected Cody C. Ashwell, William E. Marshall and Stephen F. Corey to the board of directors of the Company.

ITEM 5.        Other Information
               None

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibit
                       None

               (b)     Reports on Form 8-K

                       See Form 8-K filed August 19, 2002.

                           CERTIFICATION OF STATEMENT

We, Cody Ashwell, CEO, and Richard A. Gartrell, CFO of La Jolla Fresh Squeezed Coffee Co., Inc., certify, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1) the Quarterly Report on Form 10QSB of the Company for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities 1934 Act of 1934 (15 U.S.C. 78m or 780(d)); and

         2) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated November 14, 2002

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

                                       JAVO BEVERAGE COMPANY, INC.

Date:  11/14/02                                    /s/ Cody C.Ashwell
     -----------------------                      ---------------
                                                  Cody C.Ashwell
                                                  Chairman and
                                                  Chief Executive Officer

Date:  11/14/02                                    /s/ RICHARD A. GARTRELL
     --------------------------                   --------------------
                                                  Richard A. Gartrell
                                                  Chief Financial Officer