Form 10KSB
period 2002-12-31
JAVO BEVERAGE CO INC
filed 2003-04-17
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               ___________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended:


                                DECEMBER 31, 2002


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-26897


                           JAVO BEVERAGE COMPANY, INC.
                 (Name of small business issuer in its charter)


                 DELAWARE                                       48-1264292
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                              1311 SPECIALTY DRIVE
                             VISTA, CALIFORNIA 92083
          (Address of principal executive offices, including zip code)

                                 (760) 560-5286
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                      COMMON STOCK, WITH PAR VALUE: $.001,
    SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE $.001 PER SHARE,
          AND RIGHTS TO PURCHASE SHARES SERIES A JUNIOR PARTICIPATING
                   PREFERRED STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $605,655.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2003 was $28,474,000 based on the $0.20 per share price at which the stock was sold of as of March 15, 2002.

     The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 142,371,434 as of March 28, 2003.

     Transitional Small Business Disclosure Format:   Yes [  ]   No [X]

                                     PART I

ITEM 1.  BUSINESS

Javo(TM)Beverage Company, Inc. (the "Company" or "Javo") was originally incorporated in Washington as North West Converters, Inc. on February 9, 1987. In June of 1999, the Company changed its name to La Jolla Fresh Squeezed Coffee(TM)Co., Inc. and its Board of Directors ratified the acquisition of the assets of Stephen's Coffee, Inc. and the merger with Stephen's Coffee Holding, Inc. On February 22, 2000, the Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to Sorisole pursuant to Rule 12g-3 and subject to the reporting requirements of the Securities & Exchange Commission. On August 21, 2002, the Company reincorporated from Washington state to the state of Delaware and simultaneously changed its name to Javo Beverage Company, Inc.

The Company is a technology-based manufacturer and marketer of coffee concentrates and extracts for the foodservice, flavor and ingredient industries. Javo offers to foodservice operators such as restaurants, hotels, and hospitals, a line of coffee concentrates. The concentrates are sold in a bag-in-box ("BIB") packaging format for use in liquid coffee dispensers and in bottles for quick preparation of large quantities of coffee without the need for a dispenser. These products allow foodservice operators to consistently serve coffee on-demand with fresh-brewed flavor and aromatics without the operational difficulties and waste associated with batch brewing coffee on-site in traditional fashion. Javo's high-grade coffee extracts are marketed to food processors as a means of bringing genuine coffee flavor to their consumer food products.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

This report on Form 10-KSB contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All of the non-historical information herein is forward-looking. The forward-looking statements included herein and elsewhere in this filing are based on, among other items, current assumptions that the Company will reach a point at which it will be able to meet its operating cash and debt service requirements with internally generated funds, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the coffee and ingredients industries will not change in a manner that materially and adversely affects the Company's current or future operations, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse changes affecting the Company's operations or business. Related or other factors that could cause results to vary materially from current expectations are discussed below in this
Part 1, Item 1 entitled "Risk Factors" and elsewhere in this report on Form 10-KSB. Assumptions relating to forward-looking statements involve judgments about matters that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. The Company does not undertake to update any forward-looking statements made herein, and shall do so only as and when the Company determines to do so. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers are cautioned against giving undue weight to forward-looking statements and are asked to consider all of the factors referred to herein, in subsequent filings by the Company with the Securities and Exchange Commission or elsewhere.

PRODUCTS

Javo formulates, manufactures and sells coffee concentrates and extracts. The Company's mission is to take away the operational pain associated with serving consistently great tasting coffee for foodservice operators. In the ingredient market, our mission is to capture the opportunity that lies in the growing popularity of coffee-flavored foods and beverages by offering a superior coffee flavorant to food processors. To date, a majority of the Company's sales have derived from ingredient extract business much of which has focused on a few large food processor customers. Since the second quarter of last year, the Company has been aggressively establishing a platform for coffee concentrate sales and plans for this to ultimately represent a higher portion of its overall sales.

In foodservice, Javo offers three different coffee blends:

         o FRENCH ROAST. French Roast is Javo's premium product and its blend incorporates the highest quality of coffee beans within Javo's product line. The darker roast of this product and its bean selection bring out richer, smoother notes akin to specialty coffees. French Roast regular and decaf are offered in gallon and 1/2 gallon bag-in-box for use in liquid coffee dispensing equipment and as a handmix in 32 ounce plastic bottles designed to instantly prepare up to five gallons of finished coffee.

         o COLOMBIAN. Javo's Colombian Blend is a product targeting the center of foodservice coffee consumption and taste preferences. Javo anticipates this product to eventually comprise the majority of its foodservice sales. Javo's Colombian regular and decaf are offered in gallon and 1/2 gallon bag-in-box and 32 oz. handmix formats

         o DOUBLE ROAST. Double Roast is Javo's value-oriented blend for operators with greater price sensitivity. Double Roast regular and decaf are offered in gallon and1/2gallon bag-in-box and 32 oz. handmix formats.

In ingredient extracts, Javo generally custom blends an extract for each application. These products are produced at lower concentration levels and are shipped in bulk containers to the food processor customer.

Javo also develops and offers finished and lightly concentrated coffee beverages such as lattes and granita or frozen beverages that are manufactured by third party co-packers.

SALES AND MARKETING

End-use customers in the roughly $8.9 billion food service market are primarily operators that currently use traditional on-site brewing methods to prepare coffee in restaurants, hotels, offices, stadiums and other venues. To access these users, the Company has begun over the past year to establish a network of broad-line foodservice distributors and specialty beverage firms. These distribution partners deliver our products to the operators and, in many cases, provide them with the necessary dispensing equipment and regular equipment maintenance and service. The costs relating to providing and maintaining the equipment are passed on to the customer in the form of up-charges on product they purchase similar to most equipment-based beverage programs. Sales are generated by Javo salespeople who work with distributors to generate leads and gain accounts. The Company also promotes and markets its products at trade shows and in trade journals. In order to protect market position and margin structure in the long term, the Company has developed a retail brand name and merchandising package that it will make available to its end users to promote their coffee service.

In the Company's second market, industrial ingredients, the end users are a growing list of food processors desiring to develop coffee-flavored foods and beverages. To compete effectively in this market, management believes it must provide a great tasting coffee extract with superior blending and pasteurization characteristics at an acceptable price as compared to other powder and liquid extracts in the market. The Company intends to gain new ingredient business primarily through its recently formalized relationship with WILD Flavors, Inc., a large, well-established flavor house.

RAW MATERIALS

Javo's main raw material is green coffee, which it acquires from various parts of the world through the coffee spot market and coffee brokers. The availability, price, and quality of coffee beans fluctuates throughout the year based on weather, supply and other factors typically associated with global agricultural commodities. The varieties of beans that the Company uses generally tend to be readily available as compared to coffee beans in general. The Company, where possible, also identifies equivalent varieties that can act as a substitute in the event of the unavailability of a particular variety. Nevertheless, the Company is dependent upon consistent access to green coffee to maintain its operations.

ROASTING AND GRINDING

Javo has a primary vendor that performs the majority of its roasting and grinding of coffee beans. The roaster is housed in Javo's facility and operates as a separate but closely linked business. Javo's roasting and grinding needs comprise the great majority of this primary roaster's business. By allowing the roaster to operate within Javo's facility, Javo is able to exploit the extra space it currently has in its facility and achieve lower pricing on roasting and grinding services. Javo also cultivates alternative roasters to provide redundancy in the event of a failure of its primary vendor.

SALES CHANNELS AND ORGANIZATION

The Company is building its sales organization to carry its value proposition to two key channels within the foodservice market: national accounts (such as fast food and convenience stores) and independent operators. The Company has recently entered into agreements with a large global ingredient house to exclusively represent the Company's products in the food ingredients industry, and with the largest US broadline distributor to distribute the Company's products through its national system of distribution. Separately, the Company has also announced that it has secured a national service agreement for its foodservice customers from the industry's leading vendor.

COMPETITIVE POSITIONING

Coffee is a large, highly competitive, and, for its size, fragmented market. The Company's foodservice bag-in-box and handmix products compete both against providers of roast and ground coffee for traditional on-site brewing and other providers of coffee concentrates. Versus roasted and ground coffee, Javo's products offer operational convenience, little or no waste, and perfect flavor consistency. There is a price premium for coffee concentrates, including Javo's, over roast and ground coffee. However, when considering upon an operator's traditional brewing costs for factors such as waste, pilferage, and preparation labor, all of which are dramatically reduced or eliminated when using coffee concentrates, use of Javo's concentrates often saves the operator money. Added to this are the less tangible costs of traditional onsite brewing such as those resulting from serving bitter or stale coffee that has sat on a burner too long or making customers wait for coffee to be brewed.

In the liquid coffee concentrate and soluble markets, there are a few key participants with which Javo currently competes. The Company's largest direct competitor is Douwe Egberts Coffee Systems, a division of Sara Lee Corporation. Douwe Egberts ("DE") is large-scale coffee company based in the Netherlands. In the United States, DE offers a line of coffee concentrates sold in conjunction with proprietary DE dispensers both directly and through third party distributors. DE's concentrates are transported from Europe and distributed in a frozen state. The end-user, such as a restaurant operator, must thaw the product prior to use. DE's competitive strength lies in its size, financial strength and long established experience in coffee. Javo products compete favorably with DE products in terms of price, cost of associated dispensing equipment, BIB ease of use (non-frozen vs. frozen), and management believes, taste. Other participants in the liquid coffee market include Vitality, a U.S.-based foodservice beverage company focused primarily in juices that also offers a frozen coffee product used in a proprietary dispenser. Based in Tampa, Florida, Vitality's coffee concentrates enjoy a strong market position in the cruise line industry. Xcafe is a coffee roaster and extractor based in Portland, Maine. A relatively small company compared to DE and Vitality, Xcafe offers a liquid, shelf-stable coffee concentrate and also markets coffee extracts to the ingredient industry. Like Javo, Xcafe offers a bag-in-box product that is compatible with various dispensers manufactured by third parties such as Bunn, Kway, and Grindmaster.

Liquid concentrates and soluble coffees currently represent a very small percentage of overall coffee sales in the United States. While the Company does compete directly against other coffee concentrate providers such as those described above, much of its target market consists of current users of traditional roasted, ground coffee that would be converted to Javo's on-demand system.

INTELLECTUAL PROPERTY

The Company currently relies on trade secret protection using both contractual and physical measures as its means of protecting the proprietary processes and information it has developed and compiled over the last approximately ten years. The Company has not sought patent protection, given that it would require a detailed disclosure of the proprietary methods being patented. Monitoring infringement of such a patent would be difficult and the potential for competitors to engineer around such a patent without infringing might be significant. Nevertheless, trade secret protection has its disadvantages as a form of intellectual property protection relying on internal steps taken to keep proprietary information confidential. In commercializing its processes, the Company must disclose certain aspects of its trade secrets to outside parties who agree to be bound by confidentiality agreements. If such an agreement is materially violated, the Company could incur significant expense and what management believes is one of its competitive advantages could be compromised. Over the past two years, the Company has substantially completed the decade-long research and development of its extraction methods and will continue to refine its process to improve product stability, quality, and yield.

The Company is also in the process of registering its trademark with the United States Patent and Trademark Office.

EMPLOYEES

As of March 31, 2003, the Company employs 22 full-time employees. The Company also uses outside consultants and other independent contractors from time to time.

GOVERNMENT REGULATION

Javo's facility and operations are subject to various laws and regulations relating to health and safety and environmental issues. The roasting operations of our co-located primary roaster, upon which we rely for most of our roasting and grinding needs, are subject to various air quality and environmental laws. While the Company believes that its and its primary roaster's operations are compliant with these laws, a finding of non-compliance could potentially interfere with or even halt our operations.

RISK FACTORS

THE COMPANY MAY NOT BE ABLE TO RETAIN OR HIRE KEY PERSONNEL.

To operate successfully and manage our potential future growth, the Company must attract and retain qualified managerial, sales, and other personnel. We face competition for and cannot assure that we will be able to attract and retain such qualified personnel. If Javo loses its key personnel or is unable to hire and retain additional qualified personnel in the future, its business, financial condition and operating results could be adversely affected.

THE COMPANY HAS NOT PAID DIVIDENDS TO ITS SHAREHOLDERS IN THE PAST, AND DOES NOT ANTICIPATE PAYING DIVIDENDS TO ITS SHAREHOLDERS IN THE FORESEEABLE FUTURE.

The Company has not declared or paid cash dividends on its Common Stock. The Company presently intends to retain all future earnings, if any, to fund the operation of its business, and therefore the Company does not anticipate paying dividends on Common Stock in the foreseeable future.

THE COMPANY HAS NEAR-TERM CAPITAL NEEDS AND MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING NECESSARY TO ENABLE IT TO CONTINUE TO EXECUTE ITS BUSINESS PLAN.

Presently, the Company has a relatively fixed amount of liquid assets with which to pay its expenses. The Company does not have sufficient liquid assets to implement management's business plan. There can be no assurance that additional capital will be available to the Company, or if available, on favorable terms. If adequate funds are not available, the Company may be required to curtail operations or to obtain funds by entering into collaboration agreements on unfavorable terms.

THE COMPANY HAS A LIMITED OPERATING HISTORY.

The Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must be considered speculative considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically the risk inherent in the development of specialty coffee products such as liquid coffee concentrates. Over the course of 2002, the Company has begun its transition from a largely research and development based operation into a manufacturing company. There can be no assurance that unanticipated problems will not occur which would result in material delays in future product commercialization or that our efforts will result in successful product and service commercialization. There can be no assurance that the Company will be able to achieve profitable operations.

THE COMPANY DEPENDS ON ACCESS TO COMMODITY GOODS AND SERVICES AT COMPETITIVE PRICES.

As the Company grows, it must be able to obtain at competitive prices substantial amounts of certain green coffee beans and manage roasting and grinding costs. The Company's coffee bean and roasting and grinding costs make up a large component of its overall cost of goods sold. Commodity agricultural goods such as coffee can and do experience significant fluctuations in availability and prices which could in turn cause significant interruptions in the manufacturing output and sales of the Company.

THE COMPANY IS IN A VERY COMPETITIVE INDUSTRY.

Competition to provide coffee products is intense and Javo expects the competition to increase. The Company competes directly with other companies that have developed and are in the process of developing products that will be competitive with the products developed and offered by Javo. There can be no assurance that other products, which are functionally equivalent or similar to Javo products, have not been developed or are not in development. We expect that there are companies or businesses that may have developed or are developing such products. There are other companies and businesses that have the expertise to do so and significant success in the marketplace could encourage them to develop and market products directly competitive with those developed and marketed by Javo. As a result of the size and breadth of certain of Javo's competitor's, such competitors have been and will be able to establish managed accounts by which they seek to gain a disproportionate share of users for their products. Such managed accounts can present significant competitive barriers to Javo.

THE COMPANY RELIES ON A RELATIVELY NEW AND PROPRIETARY EXTRACTION PROCESS.

Over roughly the past decade, the Company has developed what management believes is a new and novel method of extracting roasted, ground coffee into a liquid concentrate. The Company also believes that it derives a competitive advantage vis a vis other liquid concentrate manufacturers from the quality of concentrate that this process produces. The Company currently relies on trade secret protection to prevent others from using this process. Trade secret protection is only as effective as the Company's ability to keep the essential and material aspects of its process secret using contractual and physical measures. There is no guarantee that the Company's efforts in this regard can and will prevent a competitor from obtaining the Company's secrets or from independently developing the same or similar process. The Company may seek patent protection for certain aspects of its processes upon achieving greater financial strength, but there are no guarantees that any aspect of the process is patentable.

TRADING VOLUME IN THE COMPANY'S SECURITIES IS LIMITED AND SPORADIC.

The Company's Common Stock is traded on the Over the Counter Bulletin Board under the trading symbol "JAVO." While there currently exists a limited and sporadic public trading market for the Company's securities, the price paid for the Company's Common Stock on the Over the Counter market and the amount of stock traded are volatile. There can be no assurance that these markets will improve in the future.

FORWARD LOOKING STATEMENTS

Some statements and information contained in this Annual Report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should," or "anticipates," or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under "Risk Factors."

ITEM 2.  PROPERTY

Javo's facilities, including its principal executive offices are located in Vista, California in San Diego County. The Company entered into a seven-year lease of an approximately 38,000 square foot building on June 30, 2002. In September and October of 2002, following the completion of tenant improvements, the Company relocated from its Miramar facility in San Diego to the new Vista facility. The new facility houses Javo's entire operation as well as those of its principal roaster.

ITEM 3.  LEGAL PROCEEDINGS

In the fall of 2002, the Company relocated to a new facility in Vista, California. The Company hired a food technology consultant to design and implement certain production room infrastructure improvements. Portions of the resulting work proved faulty and of poor design and the Company asked that certain parts of the work be redone. The consultant declined to take responsibility and demanded a final payment of approximately $8,000. Pending resolution of the problem, the Company withheld that final payment to the consultant. On February 26, 2003, the consultant filed suit in California Superior Court in San Diego County for, among other things, breach of contract, money due on account, and unjust enrichment claiming damages in the amount of $17,950.32. The Company believes that the claim is without merit and intends to defend against this claim.

While there can be no assurance that an adverse determination of this matter could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of this matter will have a material adverse effect upon the Company's financial position and annual results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of stockholders during the final quarter of fiscal year 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "JAVO." The reported highest and lowest prices for the Common Stock for each quarter as reported by the NASDAQ OTC Bulletin Board are shown below for fiscal years 2001 and 2002 and the first quarter of 2003. These quotations represent prices between dealers and do not include retail markup, markdown or commission nor do they represent actual transactions.

                                                       HIGH               LOW

2001
         First Quarter                               $0.2656            $0.0469
         Second Quarter                              $0.1800            $0.0469
         Third Quarter                               $0.1200            $0.0400
         Fourth Quarter                              $0.0900            $0.0500

2002
         First Quarter                               $0.3600            $0.0800
         Second Quarter                              $0.3350            $0.1400
         Third Quarter                               $0.5100            $0.2600
         Fourth Quarter                              $0.4700            $0.2500

2003
         First Quarter                               $0.2950            $0.1500


SHAREHOLDERS

As of December 31, 2002, the Company had approximately 600 holders of record of our Common Stock and 139,321,434 shares of Common Stock outstanding.

DIVIDENDS

The Company has not declared a dividend during the past two fiscal years, nor since the end of the last fiscal year.

SALES AND ISSUANCES OF UNREGISTERED SECURITIES

From November 1998 through March 1999, the Company issued 1,000,000 shares of its Common Stock to thirty-one individuals for $350,000 or $0.35 per share. The offering was exempt from registration pursuant to Regulation D of the Securities Act of 1933.

From April 1999 through November 1999, the Company agreed to issue 921,998 shares of its Common Stock to twelve individuals in return for $576,800 or $0.65 per share. The offering was exempt from registration pursuant to Regulation D of the Securities Act of 1933.

From December 1999 through June 2001, the Company issued 9,938,981 shares of its Common Stock to forty-three individuals in return for $1,021,175 or an average of $0.10 per share. The offering was exempt from registration pursuant to Regulation D of the Securities Act of 1933.

From September 2001 through December 2001, the Company issued 3,736,250 shares of its Common Stock to nine individuals in return for $149,450 or $0.04 per share. In addition to the shares, the nine individuals received one-year warrants for the purchase of 1,868,125 at $0.20 per share, which expired on or before December 31, 2002. The offering was exempt from registration pursuant to Regulation D of the Securities Act of 1933.

From February through March 2002, the Company issued 15,000,000 shares at $0.075 per share in connection with the private placement offering for a $1,000,000 bridge loan, which was funded in February 2002. The Company recorded expenses in connection with the issuances of $1,125,000. From April through June 2002, as the second phase of the offering, the Company issued 30,000,000 shares at $0.17 per share in connection with a second phase of this private placement offering for a $5,000,000 loan, which was funded in April 2002. The two-phase offering was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

Pursuant to a Private Placement Memorandum dated February 28, 2003, the Company plans to issue a total of 36,000,000 shares of Common Stock in connection with a $6,000,000 private placement. The 36,000,000 shares comprising the equity portion of the offering has been contributed to the Company's stock treasury by members of executive management of the Company. The Company is relying on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

SUBSIDIARY ACQUISITION

In February 2000 the Company entered into an agreement to acquire all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to it pursuant to Rule 12g-3 and subject to the reporting requirements of the Securities & Exchange Commission. On June 16, 2000 in connection with the acquisition, the Company issued 3,500,000 shares of its Common Stock. The issuance was exempt from registration.

2002 EXECUTIVE ISSUANCE

In February 2000, the Company agreed to issue 3,912,500 shares of its Common Stock to three employees in return for four ten-year promissory notes totaling $545,000 carrying interest at six percent per annum. The Company recorded expenses totaling $870,750 in connection with the issuance. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. See Item 12 herein for further details.

In January 2002, the Company issued 17,975,646 shares at $0.04 per share to key employees and executives based on employment with the Company. The shares issued were subject to forfeiture according to related employment agreements. The Company recorded expenses in connection with the issuances of $719,026. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The majority of these shares were recently returned to the Company stock treasury in March and April of 2003 as part of a total contribution to treasury by the five members of the Company's management of 36,000,000 shares of Common Stock.

STOCK ISSUANCES FOR DISPUTE SETTLEMENTS

From September through December 2001, the Company issued 520,000 shares of its Common Stock to seven individuals in negotiated settlement of disputes. The Company recorded expenses for the issuances of $20,800 or $0.04 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK ISSUANCES FOR THIRD PARTY SERVICES

From April through December of 2001, the Company agreed to issue 3,465,910 shares of its Common Stock to twenty individuals and/or companies for services provided to the Company. The Company recorded expenses for the issuances of $200,144. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In June 2002, the Company issued 67,000 shares at $0.14 per share for consulting services rendered. The Company recorded expenses for the issuance of $10,000. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2002, the Company issued 41,561 shares at $0.32 per share in payment for consulting services. The Company recorded expenses for the issuance of $13,300. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK ISSUANCES TO EMPLOYEES FOR SERVICES

From February through June 2001, the Company agreed to issue 1,012,000 shares of its Common Stock to three of its employees for past services. The Company recorded an expense for the issuances of $85,425. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In addition, one of the above employees in March 2001 purchased 62,500 shares of stock for $5,000 cash. The issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In June 2002, the Company issued 600,000 shares at $0.14 per share to employees in connection with their employment. A significant portion of the shares issued are subject to forfeiture according to terms of their employment. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In July 2002, the Company issued 5,000 shares at $0.17 per share to an employee in connection with their employment. A significant portion of the shares issued are subject to forfeiture according to terms of their employment. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK ISSUANCES TO EXECUTIVES FOR CONTRIBUTION OF EXPENSES AND CASH

In September 2001, three executives converted amounts owed to them for past services, Company expenses paid by them individually and cash advances to the Company to 6,571,604 shares of its Common Stock. The Company offset its accrued liabilities and loans payable by $262,864. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2002, the Company issued 23,907,473 shares at $0.04 per share to key employees and executives as payment of amounts owed by the Company for expenses and past services. The majority of these shares were returned to the Company stock treasury in March and April of 2003 as part of a total return to treasury by the five members of the Company's management of 36,000,000 shares of Common Stock.

WARRANTS EXERCISED

In April 2000, the Company issued 402,000 shares of its Common Stock to seven individuals in exercise of warrants issued in 1998. The exercise prices of $0.015 per share represented a total of $6,030 in exercise cash. The issuance was exempt from registration.

In December 2002, the Company issued 12,500 shares for $2,500 in connection with the exercise of a warrant held at $0.20 per share. The issuance was exempt from registration.

In December 2002, The Company issued 150,000 shares for $12,750 in connection with the exercise of warrants held at $0.085 per share. The issuance was exempt from registration.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.

For years Ended December 31, 2002 and 2001

REVENUES

The revenues in 2002 increased to $605,655 from $148,528 received in 2001. The increase of $457,127 or 307.8% in sales is primarily due to sales of its coffee extract to a food processor for use as a flavorant in a frozen beverage product. The Company anticipates continued growth in sales not only of its ingredient extracts but also of its foodservice bag-in-box and handmix products in 2003.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $964,836 in 2002 compared to $313,259 in 2001, an increase of $651,577 or 208%. The significant increase was due to the cost of development of coffee formulations, the hiring of consultants and additional labor and raw materials relating to testing, process improvements, and product development.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for 2002 were $1,061,988 compared to $787,524 in 2001. The increase of $274,464 or 34.9% is primarily attributed to hiring additional sales and market directors, increased use of coffee samples and increased expenses for trade shows. The Company anticipates these expenses will increase in the coming months as we open additional markets and continue to increase the sales and support staff.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for 2002 were $2,088,372 in 2002 compared to $893,633 in 2001. The increase of $1,194,739 or 133.7% is primarily due to an increase in a variety of expenses including additional employee and executive salaries and overhead, purchase of Director and Officers liability insurance, increased occupancy cost for new 38,000 square foot office and manufacturing facility, and charges to expense for issuance of Common Stock for future employee and executive expenses.

OTHER EXPENSES

Other expenses were $1,872,528 in 2002 compared to net other income of $28,931 in 2001. The increase in net other expense of $1,901,459 is primarily attributable to one time non-cash charges totaling $1,125,000 in connection with the issuance of stock to the investors who funded the bridge loan of $1,000,000. In addition the Company incurred or accrued interest expense and amortization of issuance discount on the loans of $789,795. The other expenses were offset primarily by interest income of $42,267 received, an increase of $10,602 over 2001 interest income.

NET LOSS

The net loss for the Company for 2002 was ($6,017,642) compared to ($2,010,021) in 2001, an increase of ($4,007,621) or 199.4%. The increase was primarily due to non-cash expenses related to issuance of stock in connection with its debt of $1,498,333, the non-cash expenses related to issuing stock to hire and retain executives and key employees of $1,764,300, and additional cash expenses for staffing and warehousing the sales, quality assurance/quality control, warehouse departments and executives of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flow from operations each year since inception. Through December 31, 2002, it had incurred an accumulated deficit of $19.6 million and had consumed cash from operations and financing in excess of $8.4 million. It had financed operations since inception through capital contributions from our founder, related-party loans and private placements of our Common Stock. The Company is in the process raising $6,000,000 through a private placement of units of debt with Common Stock. The proceeds of the $6,000,000 private offering are planned to be used to purchase dispensers, for capital improvements, expand sales and marketing efforts, and provide working capital. The Company has raised $525,000 through the private offering through April 11, 2003. In connection with the raise, the Company anticipates issuing 36,000,000 share of Common Stock. Key executives contributed the 36,000,000 shares of Common Stock in March and April 2003 so that the private offering would not increase the number of outstanding shares of Common Stock.

In December 2001 and January 2002, the Company developed a two-phase private placement of debt with an equity component, and began engaging its key employees and executives through employment agreements and converting its growing liability to its key employees and executives for accrued compensation and expenses into Common Stock. In January 2002, the Company agreed to issue 22.2 million shares of its Common Stock at $0.04 to its five key executives for all past services, company expenses and cash advances to the Company. In addition, the Company entered into five-year employment agreements with its five key executives, which sets initial compensation levels and provides an additional
17.44 million shares subject to potential right of repurchase by the Company. The five highest ranking executives recently contributed 36,000,000 shares of Common Stock to the Company's stock treasury to facilitate the current $6,000,000 private placement offering.

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

On April 10, 2002, the Company closed a five-year loan for $5,000,000, phase two contemplated by the private placement. No payments are due on the phase two loan until April 2007. Phase two of the private placement resulted in repayment of the $1,000,000 one-year bridge loan netting the Company $4,000,000 before selling expense. In connection with the phase two debt offering, the Company agreed to issue an additional 30,000,000 shares of its Common Stock. The Company used the proceeds of the offering to commercialize its products, to build out its 38,000 square foot facility in Vista, California, to increase it production capacity, to hire additional personnel in sales, quality assurance/quality control, accounting, and to fund operating deficits.

The Company anticipates being successful in raising the $6,000,000 in its current private debt offering. However, there are no assurances that the Company will successfully raise the $6,000,000 or the funds necessary to maintain current operations.

See `Risk Factors' in Item 1 of this Report which are incorporated by reference into this Item 6 in their entirety.

ITEM 7.  FINANCIAL STATEMENTS


                           JAVO BEVERAGE COMPANY, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                               F-2

FINANCIAL STATEMENTS

         Balance Sheet                                                     F-3

         Statements of Operations                                          F-4

         Statements of Stockholders' Deficit                               F-5

         Statements of Cash Flows                                          F-9

         Notes of Financial Statements                                    F-10

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Javo Beverage Company, Inc.

We have audited the accompanying balance sheet of Javo Beverage Company, Inc. (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javo Beverage Company, Inc. as of December 31, 2002 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit at December 31, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                                Hurley & Company

Granada Hills, California
March 26, 2003

                                JAVO BEVERAGE COMPANY, INC.
                                       BALANCE SHEET
                                     DECEMBER 31, 2002

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                  $    724,003
  Accounts receivable, net of allowance for doubtful accounts of $12,072           61,728
  Employee advances                                                                13,557
  Inventory, net of reserve for obsolescence of $50,000                           150,000
  Prepaid expenses                                                                  5,127
                                                                             -------------
     Total current assets                                                         954,415

PROPERTY AND EQUIPMENT, NET                                                       609,288

OTHER ASSETS
  Deposits                                                                         52,837
  Loan fee, net of accumulated amortization of $71,944                            428,056
                                                                             -------------
     Total other assets                                                           480,893
                                                                             -------------
     Total assets                                                            $  2,044,596
                                                                             =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                      $    361,210
  Accrued payroll and related benefits                                             31,929
  Other current liabilities                                                        24,809
                                                                             -------------
     Total current liabilities                                                    417,948
                                                                             -------------

Long-term debt                                                                  5,000,000
Discount on long-term debt                                                     (2,046,667)
Other long-term debt                                                              300,000
                                                                             -------------
     Net long-term debt                                                         3,253,333

Accrued long-term interest payable                                                368,056

Commitments and contingencies                                                          --
                                                                             -------------
     Total liabilities                                                          4,039,337
                                                                             -------------

STOCKHOLDERS' DEFICIT:

Common stock, $0.001 par value, 150,000,000 shares authorized,
    139,321,434 shares issued and outstanding                                     139,321
Additional paid in capital                                                     14,935,258
Warrants outstanding                                                              304,364
Stock subscription receivable - officer                                          (510,000)
Accumulated deficit                                                           (16,863,684)
                                                                             -------------
     Total stockholders' deficit                                               (1,994,741)
                                                                             -------------
     Total liabilities and stockholders' deficit                             $  2,044,596
                                                                             =============

        The accompanying notes are an integral part of these financial statements.

                                      JAVO BEVERAGE COMPANY, INC.
                                       STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                          2002               2001
                                                                     --------------     --------------
Net sales                                                            $     605,655      $     148,528

Cost of sales                                                              635,573            193,064
                                                                     --------------     --------------
     Gross loss                                                            (29,918)           (44,536)

Operating expenses:
  Research and development                                                 964,836            313,259
  Selling and marketing                                                  1,061,988            787,524
  General and administrative                                             2,088,372            893,633
                                                                     --------------     --------------

     Total operating expenses                                            4,115,196          1,994,416
                                                                     --------------     --------------

     Loss from operations                                               (4,145,114)        (2,038,952)
                                                                     --------------     --------------

Other income (expenses):
  Loan fee                                                              (1,125,000)                --
  Interest expense                                                        (789,795)                --
  Interest income                                                           42,267             28,931
                                                                     --------------     --------------

     Total other income (expense)                                       (1,872,528)            28,931
                                                                     --------------     --------------

     Net loss                                                        $  (6,017,642)     $  (2,010,021)
                                                                     ==============     ==============

Basic and diluted loss per share                                     $       (0.05)     $       (0.05)
                                                                     ==============     ==============

Weighted average number of shares outstanding, basic and diluted       130,553,290         42,866,170
                                                                     ==============     ==============

              The accompanying notes are an integral part of these financial statements.

                                                     JAVO BEVERAGE COMPANY, INC.
                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   Additional
                                                Common Stock         Paid-in    Accumulated     Warrants   Subscription
                                            Shares        Amount     Capital      Deficit     Outstanding   Receivable      Total
Balances at January 1, 2001               35,381,002  $    35,381  $ 9,440,072  $(8,836,021)  $       --  $(1,055,000)  $  (415,568)

Stock issued during 2001 in a private
 placement at $0.04 per share              3,086,250        3,086      120,364           --           --           --       123,450

Stock issued in during 2001 in a
 private placement at $0.05 per share        490,909          491       24,509           --           --           --        25,000

Stock issued during 2001 in a private
 placement at $0.07 per share              1,400,002        1,400      103,600           --           --           --       105,000

Stock issued during 2001 in a private
 placement at $0.08 per share              1,047,499        1,047       77,953           --           --           --        79,000

Stock issued during 2001 in a private
 placement at $0.10 per share              1,600,000        1,600      158,400           --           --           --       160,000

Stock issued during 2001 in a private
 placement at $0.15 per share                111,634          112       16,633           --           --           --        16,745

Stock issued during 2001 in a private
 placement at $0.19 per share                  5,263            5          995           --           --           --         1,000

Stock issued during 2001 at $0.01 per
 share for consulting services
 rendered, including expense recognized
 for issuance of stock at less than fair
 value of $0.06 per share                  1,350,000        1,350       83,025           --           --           --        84,375

Stock issued during 2001 at $0.02 per
 share for consulting services rendered,
 including expense recognized for issuance
 of stock at less than fair value of $0.05
 per share                                   312,500          313       16,236           --           --           --        16,549

                             The accompanying notes are an integral part of these financial statements.

                                                     JAVO BEVERAGE COMPANY, INC.
                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                     Additional
                                                 Common Stock          Paid-in    Accumulated     Warrants   Subscription
                                              Shares        Amount     Capital      Deficit     Outstanding   Receivable     Total
Stock issued during 2001 at $0.04 per
 share for consulting services
 rendered, including expense recognized
 for issuance of stock at less than
 fair value of $0.06 per share                235,767     $    236     $ 13,044     $     --     $     --     $     --      $ 13,280

Stock issued during 2001 at $0.05 per
 share for consulting services
 rendered, including expense recognized
 for issuance of stock at less than
 fair value of $0.07 per share                271,455          271       18,731           --           --           --        19,002

Stock issued March 2001 at $0.08 per
 share (fair value) for consulting
 services                                     450,000          450       35,550           --           --           --        36,000

Stock issued during 2001 at $0.10 per
 share for consulting services
 rendered, including expense recognized
 for issuance of stock at less than
 fair value of $0.13 per share                401,810          402       53,079           --           --           --        53,481

Stock issued in January 2001 at $0.17
 per share for consulting services
 rendered, including expense recognized
 for issuance of stock at less
 than fair value of $0.25 per share            70,000           70       17,430           --           --           --        17,500

Stock issued February 2001 at $0.14 per
 share (fair value) for prior accrued
 consulting services                           25,000           25        3,525           --           --           --         3,550

Stock issued March 2001 at $0.08 per
 share (fair value) for prior accrued
 consulting services                          200,000          200       15,800           --           --           --        16,000

Shares issued in December 2001 in
 private placement at $0.04 per share
 under subscription agreement                 375,000          375       14,625           --           --      (15,000)           --

                    The accompanying notes are an integral part of these financial statements.

                                                     JAVO BEVERAGE COMPANY, INC.
                                           STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                     Additional
                                                   Common Stock        Paid-in   Accumulated    Warrants    Subscription
                                                Shares      Amount     Capital       Deficit    Outstanding   Receivable     Total
Shares issued in June 2001 at $0.09 per
 share (fair value) in satisfaction of debt       192,357  $   192  $     13,273   $         --   $   --  $        --   $    13,465

Shares issued in September 2001 at $0.04
 per share (fair value) to officers and
 related parties for funds advanced to
 pay expenses                                   6,821,606    6,822       266,042             --       --           --       272,864

Shares issued in November 2001 at $0.04 per
 share (fair value) in satisfaction of debt        60,000       60         2,340             --       --           --         2,400

Shares issued in January 2001 at $0.13 per
 share (fair value) in satisfaction of debt        75,800       76         9,778             --       --           --         9,854

Shares issued in December 2001 at $0.03 per
 share in settlement of lawsuit, including
 expense recognized for issuance of stock at
 less than fair value of $0.06 per share          360,000      360        22,140             --       --           --        22,500

Shares issued in November 2001 at $0.04
 (fair value) in settlement of lawsuit            100,000      100         3,900             --       --           --         4,000

Cancellation of subscription note from
 former Officers                                       --       --            --             --       --       10,625        10,625

Net loss                                               --       --            --     (2,010,021)      --           --    (2,010,021)
                                               -----------  -------   -----------   ------------   ------  -----------   -----------
Balances at December 31, 2001                  54,423,854   54,424    10,531,044    (10,846,042)      --   (1,059,375)   (1,319,949)

Shares issued to employees in January
 2002 at $0.04 per share (fair value)
 for expenses                                  23,907,473   23,907       936,516             --       --           --       960,423

Shares issued to employees in January
 2002 at $0.04 per share (fair value)
 per employment agreements                     17,975,646   17,976       701,051             --       --           --       719,027

Shares issued for correction                        1,000        1            (1)            --       --           --            --

                             The accompanying notes are an integral part of these financial statements.

                                                     JAVO BEVERAGE COMPANY, INC.
                                           STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
                                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   Additional
                                                 Common Stock        Paid-in      Accumulated     Warrants   Subscription
                                              Shares      Amount     Capital        Deficit     Outstanding   Receivable    Total
Shares issued at $0.075 per share in
 connection with loan payable              15,000,000   $  15,000   $  1,110,000   $         --   $     --  $      --   $ 1,125,000

Receipt of stock subscription cash                 --          --             --             --         --     15,000        15,000

Shares issued at $0.08 per share in
 connection with loan payable              30,000,000      30,000      2,370,000             --         --         --     2,400,000

Shares issued for services at $0.14
 per share                                     67,000          67          9,933             --         --         --        10,000

Shares issued to employees at $0.14
 per share                                    600,000         600         83,400             --         --         --        84,000

Shares cancelled per agreement with
  former executive                         (2,862,600)     (2,863)      (531,512)            --         --    534,375            --

Warrants issued at a strike price of
 $0.1875 per agreement with former
 executive                                         --          --       (304,364)            --    304,364         --            --

Shares issued at $0.17 per share to
 employees per employment agreements            5,000           5            845             --         --         --           850

Shares issued in August 2002 at $0.32
 per share for services                        41,561          42         13,258             --         --         --        13,300


Warrants exercised at $0.20 per share          12,500          12          2,488             --         --         --         2,500

Warrants exercised at $0.085 per share        150,000         150         12,600             --         --         --        12,750

Net loss                                           --          --             --     (6,017,642)        --         --    (6,017,642)
                                          ------------  ----------  -------------  -------------  --------- ----------  ------------
Balance at December 31, 2002              139,321,434   $ 139,321   $ 14,935,258   $(16,863,684)  $304,364  $(510,000)  $(1,994,741)
                                          ============  ==========  =============  =============  ========= ==========  ============

                             The accompanying notes are an integral part of these financial statements.

                                          JAVO BEVERAGE COMPANY, INC.
                                            STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                      2002             2001
Cash flows from operating activities:
  Net loss                                                                        $(6,017,642)     $(2,010,021)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     523,235           37,345
    Issuance of common stock for services                                              23,300          310,645
    Issuance of common stock for compensation                                         803,877               --
    Issuance of common stock for loan fee                                           1,125,000
    Issuance of common stock to related parties for expenses paid                     960,423          272,264
    Interest expense paid with issuance of stock                                           --            1,311
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (70,840)          (1,419)
      Inventory                                                                      (142,775)          (7,225)
      Other assets                                                                    (57,964)              --
      Accounts payable and accrued expenses                                          (529,974)         583,792
      Accrued payroll and related benefits                                           (373,658)         353,347
      Accrued interest payable                                                        368,056               --
      Other current liabilities                                                       (15,500)         (25,300)
                                                                                  ------------     ------------
      Net cash used in operating activities                                        (3,404,462)        (485,261)

Cash flows from investing activities:
  Purchases of property and equipment                                                (606,505)         (45,701)
                                                                                  ------------     ------------
      Net cash used in investing activities                                          (606,505)         (45,701)

Cash flows from financing activities:
  Proceeds from related party loans                                                        --           69,279
  Proceeds from long-term debt                                                      2,900,000               --
  Loan fee                                                                           (500,000)              --
  Payments on related party loans                                                     (95,280)         (48,546)
  Payment received on stock subscription                                               15,000               --
  Issuance of stock for cash                                                        2,415,250          510,195
                                                                                  ------------     ------------

      Net cash provided by financing activities                                     4,734,970          530,928

      Net change in cash and cash equivalents                                         724,003              (34)

      Cash and cash equivalents at beginning of period                                     --               34
                                                                                  ------------     ------------

      Cash and cash equivalents at end of period                                  $   724,003      $        --
                                                                                  ============     ============

Non cash financing activities:
      Stock issued in satisfaction of debt                                                 --      $    15,000
      Stock subscription note cancelled                                                    --          (10,625)
      Stock issued for subscription                                                        --           15,000

Supplemental cash flow information:
      Cash paid for interest                                                      $    68,156      $     1,424
      Cash paid for income taxes                                                        4,000               --

                   The accompanying notes are an integral part of these financial statements.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1.  NATURE OF OPERATIONS

Organization
------------

Javo Beverage Company, Inc., formerly La Jolla Fresh Squeezed Coffee Company, Inc., (the "Company") was incorporated in the state of Delaware on June 21, 2002. In 2002, the Company merged with La Jolla Fresh Squeezed Coffee Company, Inc. ("LJCC"). LJCC was incorporated in the state of Washington on February 9, 1987. In 1998, the LJCC acquired the net assets of Stephen's Coffee Company, Inc. ("SCC"). SCC was incorporated in the state of California on August 13, 1993. SCC was the operating company responsible for the development of manufacturing methods and products for distribution. Effective November 1, 1998, SCC was acquired for 1,142,500 shares of common stock representing approximately 9% of the outstanding voting stock of LJCC in exchange for the common stock of SCC. The LJCC's sales during 2001 were primarily of a promotional nature as it tried to find its niche in the marketplace. From August 13, 1993 to December 31, 2001, the Company was a development stage enterprise. After the merger of LJCC into the Company, the Company exited the development stage as it began to generate significant revenues.

Nature of Operations
--------------------

The Company is a technology-based manufacturer and marketer of coffee concentrates, beverages and extracts for the food service and ingredient markets. Its manufacturing plant and administrative offices are in Vista, California, in the North San Diego County area. Many of the Company's customers are in the Southern California area; however, the Company sells to customers throughout the United States.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Concentration of Credit Risk
----------------------------

The Company purchases certain products from four suppliers, which accounted for approximately 65% and 87% of total purchases in 2002 and 2001, respectively. Management does not believe that the loss of these suppliers could have a severe impact on the result of operations.

Revenue Recognition
-------------------

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs
-----------------

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $81,980 and $61,882 for the years ended December 31, 2002 and 2001, respectively.

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

Loss Per Share
--------------

Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, warrants and other convertible securities. The Company did not have any potentially dilutive common stock equivalents as of December 31, 2002.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

Inventory
---------

Inventories consist principally of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
----------------------

Property and equipment are depreciated over their estimated useful lives using the straight-line method over three to seven years. Additions are capitalized. The cost of maintenance and repairs is charged to expense as incurred.

Fourth quarter adjustments
--------------------------

The Company made adjustments during the fourth quarter 2002 to better reflect the matching of costs and benefits of the issuance of stock and debt. The net effect of these adjustments was to reduce the Company's net loss by approximately $4 million.

Reclassifications
-----------------

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

NOTE 3.  BASIS OF PRESENTATION

During the two years ended December 31, 2002 and 2001, the Company had recurring losses while trying to find its niche in the retail coffee market. The Company exited the development stage at the end of 2001, but still has not developed sufficient revenues to cover its operating expenses. The Company has working capital of over $500,000, but a stockholder deficit of almost $2,000,000 and losses from operations the last two years have been significant. As a result, unless the Company is able to obtain additional financing and develop profitable operations, there is substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans to become profitable involve expanding its sales force to further introduce its products across the country. The Company has also begun another private debt offering in order to raise funds to continue operations while it attempts to generate revenues (see Note 12 below). The Company has recently entered into agreements with a large global ingredient house to exclusively represent the Company's products in the food ingredients industry, and with one of the largest U.S. broadline distributors to distribute the Company's products through its national system of distribution. Separately, the Company has secured a national service agreement for its foodservice customers with one of the industry's largest vendors.

It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate if it is to continue operations and meet its commitments.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4.  MAJOR CUSTOMERS

During the years ended December 31, 2002, the Company had sales to a major customer, Yocream, which accounted for 86% of sales During 2001, it had sales to two major customers; Key Essentials, which accounted for 39% of sales, and Yocream, which accounted for 40% of the Company's sales.

NOTE 5.  INVENTORY

Inventory at December 31, 2002 consists of the following:

                  Raw materials                                  $ 119,612
                  Finished goods                                    80,388
                                                                 ----------
                                                                   200,000
                  Reserve for obsolescence                         (50,000)
                                                                 ----------
                                                                 $ 150,000
                                                                 ==========

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002:

                  Productions equipment                          $ 618,463
                  Office equipment                                  43,253
                  Leasehold improvements                            72,548
                                                                 ----------

                  Total cost                                       734,264

                  Less accumulated depreciation                   (124,976)
                                                                 ----------

                                                                 $ 609,288
                                                                 ==========

During the years ended December 31, 2002 and 2001, depreciation expense totaled $97,958 and $37,345, respectively.

NOTE 7.  INTANGIBLE ASSETS

The Company recorded loan fees of $500,000 during 2002, which was a 10% commission paid in connection with its $5 million private placement debt offering (see Note 8 below). These fees are being amortized over the five-year life of the loans. Amortization expense as of December 31, 2002 was $71,944, and the estimated amortization expense for the next five fiscal years is as follows:

                  Year ending December 31, 2003                  $ 100,000
                  Year ending December 31, 2004                    100,000
                  Year ending December 31, 2005                    100,000
                  Year ending December 31, 2006                    100,000
                  Year ending December 31, 2007                     28,056
                                                                 ----------

                                                                 $ 428,056
                                                                 ==========

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8.  LONG-TERM DEBT

On February 8, 2002, the Company issued $1,000,000 in notes payable to private investors as a bridge loan until funding for its $5,000,000 private placement debt offering was completed on April 11, 2002. In connection with the bridge loan, the Company paid 6% interest (totaling $10,192) and issued 15,000,000 shares of restricted common stock, valued at $1,125,000, to the note holders. These note holders were also given a 5% discount on their notes payable, totaling $50,000, which the Company recorded as interest expense.

On April 11, 2002, the Company issued $5,000,000 in promissory notes bearing 10% interest per year, which mature on April 11, 2007. The proceeds of this funding paid off the Bridge Loan discussed above and provided the Company with working capital to begin operations.

In connection with these promissory notes, the Company issued 30,000,000 shares of its restricted common stock and paid a 10% commission totaling $500,000 (see
Note 7 above) to the persons responsible for finding the note holders. As per APBO No. 14, the Company determined that the note holders had bought the 30,000,000 shares of restricted common stock for $2,400,000 and had paid $2,600,000 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $2,400,000 debt discount was recognized on the $5,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This makes the effective interest rate on the notes approximately 25.8% over the life of the debt. At December 31, 2002, $353,333 in interest expense was amortized and $368,056 in interest expense (at the 10% coupon rate) was accrued on the notes.

On December 31, 2002, a $300,000 promissory note was issued bearing 10% interest and maturing on December 31, 2007. In connection with this note, the Company will issue 1,800,000 shares of its common stock in 2003.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Leases
------

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. Total rent expense for all operating leases for the years ended December 31, 2002 and 2001 amounted to approximately $139,835 and $87,000, respectively.

The Company's future annual minimum lease payments as of December 31, 2002 are as follows:

                                  YEARS ENDING

                  2003                                $   244,725
                  2004                                    252,066
                  2005                                    259,632
                  2006                                    267,420
                  2007                                    275,445
                  2008                                    283,704
                  2009                                    267,320
                                                      ------------
                                                      $ 1,850,312
                                                      ============

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements
---------------------

In December 2001, the Company entered into two agreements for consultants to develop and implement a national sales effort for the Company's products targeted at multi-unit retail operators. The agreements called for the Company to pay the consultants a total of $300,000 over six months for overhead and expenses. The agreements also called for the consultants to receive warrants, upon the execution of the agreements, entitling them to purchase 500,000 shares each of the Company's restricted common stock at $0.085 per share. The Company recorded $250,000 in selling and marketing costs related to these agreements during 2002. Of these warrants, 150,000 were exercised during 2002 and no additional warrants were issued. These agreements were canceled by the Company in late 2002 and revised agreements were negotiated in 2003.

Litigation
----------

In November 2001, two shareholders of the Company filed a claim against the Company alleging that the Company failed to authorize the removal of a restrictive legend on their stock certificates in a timely manner, preventing the sale of the shares at a then higher trading price resulting in alleged damages of approximately $30,000. The Company settled this claim for $8,000 in July, 2002.

In connection with the Company's 2002 relocation to a new facility in Vista, California, the Company engaged a consultant to design and implement certain production room improvements. Certain portions of the improvements proved faulty and the Company subsequently withheld the consultant's final payment of approximately $8,000 while asking for the work to be redone. The consultant declined to take responsibility for the work and filed suit against the Company for breach of contract, money due on account and unjust enrichment totaling $17,950. Management believes this claim to be without merit and intends to vigorously defend against it. Counsel has not offered an opinion on this case.

Common Stock Issuances
----------------------

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

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 10. STOCK TRANSACTIONS

In June, 2001, the Company issued an additional 192,357 shares of restricted common stock at $0.04 per share to a related party for the late issuance of the original 94,643 shares issued in connection with the satisfaction of a debt.

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

During 2002, the Company issued 42,488,119 shares of restricted common stock at prices ranging from $0.04 to $0.17 per share to employees for expenses incurred on behalf of the Company and in conjunction with employment agreements entered into during 2002. The shares issued in connection with the employment agreements are subject to repurchase by the Company over a five-year period from the date of the employment agreements at par value. As of December 31, 2002, the Company had the right to repurchase 14,717,517 of the 18,655,646 shares issued to employees, and had repurchased 450,000 shares during the year.

In February, 2002, the Company issued 15,000,000 shares of restricted common stock at $0.075 per share in connection with a bridge loan from private investors (see Note 8 above).

In April, 2002, the Company issued 30,000,000 shares of restricted common stock at $0.08 per share in connection with promissory notes held by private investors (see Note 8 above).

During 2002, the Company issued 109,561 shares of restricted common stock at prices ranging from $0.14 to $0.32 per share for services rendered during 2002.

In June, 2002, a former executive of the Company returned 2,862,600 shares of restricted common stock for 2,925,100 warrants at $0.1875 (expiring in June, 2005) and canceling a subscription note receivable of $534,375. Using the Black Scholes method of calculating fair value, the warrants were recorded at a value of $304,364.

In October, 2002, 162,500 warrants were exercised for 162,500 shares of restricted common stock at prices ranging from $0.085 to $0.20 for aggregate proceeds of $15,250.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 10. STOCK TRANSACTIONS (CONTINUED)

Incentive Stock Plans
---------------------

In 1999, the Board of Directors adopted the 1999 Incentive Stock Option Plan (the "Plan"), which authorizes the granting of options to key employees, directors, and/or consultants to purchase 10,000,000 shares of unissued common stock. During 1999, options to purchase 3,400,000 and 1,600,000 shares of the Company's common stock were granted to two officers, respectively, and immediately exercised at $0.15 per share. Options to purchase 3,400,000 shares were exercised for employment services rendered. The Company recorded compensation expense during 1999 of $680,000 for the value of these options granted below fair value based on the difference between the estimated fair value of $0.35 and the exercise price of $0.15 per share. In connection with the exercise of options to purchase 3,400,000 shares, a promissory note bearing interest at six (6) percent, per annum and due in 2009 was issued to the Company. No payments have been received on the note.

On February 18, 2000, the board of directors and stockholders adopted the 2000 Incentive Stock Plan (the "2000 Plan"), which authorizes the granting of options to key employees, directors, and/or consultants to purchase 10,000,000 shares of unissued common stock. On February 18, 2000, the board of directors approved an aggregate of 4,550,000 shares of the Company's common stock to three officers for $0.1875 per share. None of the approved shares were purchased.

No options, or shares related to previously issued options, were issued or exercised during 2001.

NOTE 11. PROVISION FOR INCOME TAXES

         The Company's deferred tax assets consist of the following:

                                                                     2002              2001
         Net operating loss carryforward                        $ 17,000,000      $ 10,000,000
                                                                =============     =============

         Calculated deferred tax benefit                        $  6,400,000      $  4,000,000
         Valuation allowance                                      (6,400,000)       (4,000,000)
                                                                -------------     -------------

         Deferred tax asset                                     $         --      $         --
                                                                =============     =============

         Provision for income tax benefits were as follows:

         Tax benefit, calculated at statutory rate              $ (2,400,000)     $   (480,000)
         Increase in valuation allowance                           2,400,000           480,000
                                                                -------------     -------------

                                                                $         --      $         --
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

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 12. SUBSEQUENT EVENTS

In March and April, 2003, certain key employees of the Company returned 36 million shares of restricted common stock to enable the Company to fulfill the terms of a $6,000,000 private placement debt offering. As of April 11, 2003, 21 units (totaling $525,000) had been purchased.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CODY C. ASHWELL, 32
-------------------

Cody C. Ashwell, 32, is the Chairman and Chief Executive Officer of Javo Beverage Company. Mr. Ashwell has served as the Company's CEO and Chairman since September 4, 2001, acted as a consultant to the Company prior to that, and has held a major stake in the Company since 1998. Prior to joining Javo, Mr. Ashwell was managing partner of Ashwell, Marshall & Associates, a financial services and consulting firm specializing in financial and management solutions for small-cap companies. Prior to this, he was the founder and principal of a successful financial and insurance services firm, which was later sold to the Allstate Insurance Corporation.

GARY LILLIAN, 46
----------------

Gary A. Lillian is Javo Beverage Company's President, responsible for the company's commercial strategy and the development of key industry alliances. Prior to becoming Javo's President in January of 2002, Mr. Lillian held executive level sales and marketing positions at consumer products companies including PepsiCo, Ford Motor Company, Pennzoil-Quaker State and The Clorox Company. In those positions, Lillian directed multimillion-dollar marketing and turn-around efforts with highly profitable results. He also founded start-up companies, including a beverage company and a packaged food company, which was later sold to Nestle. Lillian earned a bachelor's and a master's degree in business administration from Northwestern University.

STEPHEN F. COREY, 47
--------------------

Stephen F. Corey is the founder of Javo Beverage Company. Mr. Corey serves as a director for the Company and currently holds the position of senior vice president responsible for research and development and supervision of Javo's product development programs. Mr. Corey served as the Company's corporate secretary until March 26, 2002. Mr. Corey performed years of scientific research on coffee varieties and coffee processing systems, extraction processes, blend creation, equipment design, and product stabilization to create Javo's proprietary brewing technology. His experience has allowed him to tailor the company's products to have broad commercial appeal. Corey studied chemistry, physics and engineering at the College of Idaho.

RICHARD A. GARTRELL, 54
-----------------------

Richard A. Gartrell has served as Javo's chief financial officer since the fall of 2001 and acted as a consultant to the Company for 2 years prior to that. A certified public accountant with more than 28 years of accounting experience, Mr. Gartrell has acted successfully in the position of chief financial officer at several mid-cap companies, most recently, AMX Resorts, Inc. Mr. Gartrell is qualified as an expert witness in forensic accounting and holds a bachelor of science degree in accounting from Colorado State University.

WILLIAM E. MARSHALL, 32
-----------------------

William E. Marshall is Javo Beverage Company's Executive Vice President and General Counsel and, since March, 2002, the Company's corporate secretary. Prior to becoming general counsel in January of 2002, Mr. Marshall served as the Company's Chief Administrative Officer. Mr. Marshall became an Executive Vice President on September 3, 2002. Prior to joining Javo Beverage Company in the summer of 2001, he was a partner in Ashwell, Marshall & Associates, a financial services and consulting firm specializing in small-cap companies A member of the California State Bar, Marshall earned his juris doctor from the University of California at Los Angeles. He completed his undergraduate studies at the University of California at Santa Barbara.

None of our directors serves as a director of any other reporting company. There are no family relationships among our directors or executive officers. None of our directors has received compensation for services rendered as a director.

Javo's board of directors has determined that it does not have an audit committee financial expert serving on its audit committee. Javo has not added an audit committee financial expert to its board as yet, although it has looked for candidates.

Javo has not adopted a formal, written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Javo has not done so due to time constraints of its management team.


ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to the Company's officers as of the end of the 2002 fiscal year. No other officers or directors received an annual salary or bonus exceeding $100,000.

                                         Summary Compensation Table
____________   _________   _________   _________   _________   _____________   _________   _________   _________

                                                                              Long Term Compensation
____________   _________   _________   _________   _________   _____________   _________   _________   _________

                                  Annual Compensation                      Awards                Payouts
____________   _________   _________   _________   _________   _____________   _________   _________   _________

                  (b)         (c)         (d)         (e)           (f)           (g)         (h)         (i)
____________   _________   _________   _________   _________   _____________   _________   _________   _________

                                                    Other                     Securities                 All
   Name &                                           Annual      Restricted    Underlying               Other
  Principal                Salary ($)  Bonus ($)   Compensa       Stock        Options/      LTIP      Compen-
  Position        Year                               tion        Award(s)      SARs(#)    Payouts($)  sation($)
____________   _________   _________   ________   _________   _____________   _________   _________   _________
    CEO &         2002      182,500
 Director,        2001      None         None       None         Note (3)        None       None       Note (4)
Cody Ashwell
____________   _________   _________   _________   _________   _____________   _________   _________   _________

  President       2002      144,000      None       None         Note (4)        None       None       Note (4)
Gary Lillian
____________   _________   _________   _________   _________   _____________   _________   _________   _________

     CFO          2002      144,000      None       None         Note (5)        None       None       Note (4)
Rich Gartrell
____________   _________   _________   _________   _________   _____________   _________   _________   _________

   EVP &          2002     $126,000      None       None         Note (6)        None       None       None
 Director,
William Marshall
____________   _________   _________   _________   _________   _____________   _________   _________   _________

   SVP &          2002     $156,200      None       None         None            None        None      None
  Director        2001     $ 41,850      None       None         Note (1)        None        None      None
Stephen Corey     2000     $ 32,338      None       None         None            None        None      None
                  1999     $  9,904      None       None         None            None        None      None
____________   _________   _________   _________   _________   _____________   _________   _________   _________

Former CEO &      2001     $ 26,188      None       None         425,000         None        None      None
   former         2000     $ 46,600      None       None         Note (2)        None        None      None
  Director,       1999     $ 28,287      None       None         None            None        None      None
 Kurt Toneys
___________   _________   _________   _________   _________   _____________   _________   _________   _________

Note (1) Stephen Corey received 2,121,654 shares of restricted Common Stock in
         September 2001 as payment for past salaries and benefits accrued but unpaid in the amount of $84,866. In addition, in January 2002 Mr. Corey was issued 3,040,646 shares of restricted Common Stock subject to forfeiture in accordance with the terms of his five-year employment agreement. In March and April 2003, Mr. Corey returned a total of 5,500,000 shares of restricted Common Stock to the Company treasury. The shares returned to treasury included all the above-mentioned shares.

Note (2) Kurt Toneys purchased 2,850,000 shares of Common Stock in February
         2000 for $0.185 per share with two ten year promissory notes totaling $534,375 carrying interest at 6% per annum. In 2002, the Company agreed with Mr. Toneys to have him return to the Company 2,862,600 shares of restricted Common Stock in return for issuance of warrants for purchase 3,013,000 shares of Common Stock at $0.1875 and the cancellation of the promissory notes totaling $534,375.

Note (3) Cody Ashwell received 2,842,975 shares of restricted Common Stock in September 2001 as payment for expenses paid on behalf of the Company in the amount of $113,719 in lieu of cash reimbursement. In January 2002, Mr. Ashwell was issued 5,000,000 of restricted Common Stock subject to forfeiture in accordance with the terms of his five-year employment agreement. Also in January 2002, Mr. Ashwell was issued 11,689,448 shares of restricted Common Stock in payment of amount owed him by the Company for expenses and past services. In March 2003, Mr. Ashwell returned a total of 13,500,000 shares of the above-mentioned restricted Common Stock to the Company treasury.

Note (4) In January 2002, Mr. Lillian was issued 4,900,000 of restricted
         Common Stock subject to forfeiture in accordance with the terms of his five-year employment agreement. Also in January 2002, Mr. Lillian was issued 2,600,000 shares of restricted Common Stock in payment of amount owed him by the Company for expenses and past services. In March 2003, Mr. Lillian returned a total of 6,500,000 shares of the above mentioned restricted Common Stock to the Company treasury.

Note (5) In January 2002, Mr. Gartrell was issued 3,500,000 of restricted
         Common Stock subject to forfeiture in accordance with the terms of his five-year employment agreement. Also in January 2002, Mr. Gartrell was issued 3,000,000 shares of restricted Common Stock in payment of amount owed him by the Company for expense and services. In March 2003, Mr. Gartrell returned a total of 5,500,000 shares of the above-mentioned restricted Common Stock to the Company treasury.

Note (6) William Marshall received 1,606,975 shares of restricted Common
         Stock in September 2001 as repayment for expenses paid on behalf of the Company in the amount of $64,279 in lieu of cash reimbursement. In January 2002, Mr. Marshal was issued 1,000,000 of restricted Common Stock subject to forfeiture in accordance with the terms of his five-year employment agreement. Also in January 2002, Mr. Marshall was issued 4,893,025 shares of restricted Common Stock in payment of amount owed him by the Company for loans, expenses and services. In March 2003, Mr. Marshall returned a total of 5,000,000 shares of the above-mentioned restricted Common Stock to the Company treasury.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2002, information concerning ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, each director or executive officer and all officers and directors as a group.

The following table sets forth as of December 31, 2002, information with respect to the shares of Common Stock beneficially ownership of Directors and Executive Officers of the Company:

               (1)                            (2)                                (3)                         (4)
                                Name and Address of Beneficial          Amount and Nature of
         Title of Class                      owner                        Beneficial Owner            Percent of Class
       Common Stock           Cody Ashwell, San Diego, CA                      25,004,027                   17.9%
       Common Stock           Gary Lillian, San Diego, CA                       7,500,000                    5.4%
       Common Stock           Stephen Corey, La Jolla, CA                       7,233,334                    5.2%
       Common Stock           Richard A. Gartrell, Irvine, CA                   7,500,002                    5.4%
       Common Stock            William Marshall, San Diego, CA                  7,500,300                    5.4%
       All Officers and
       Directors as a group                                                    54,737,661                   39.3%

It should be noted that as a group the above shareholders at the end of March and in April of 2003 contributed 36,000,000 shares of Common Stock listed above to the Company to facilitate a current private placement offering. The employment agreements of the contributing members of management are to be amended in light of these contributions. These contributions reduced the ownership of the above individuals to a total of 13.5% of the shares outstanding as of December 31, 2002.

EQUITY COMPENSATION PLAN INFORMATION

                                             NUMBER OF SHARES TO BE      WEIGHTED AVERAGE           NUMBER OF SHARES
                                             ISSUED UPON EXERCISE OF     EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                                             OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS        FUTURE ISSUANCE UNDER
                                             WARRANTS, AND RIGHTS        WARRANTS AND RIGHTS        EQUITY COMPENSATION PLANS
                                                                                                    (1)
Equity compensation plans approved by        0                           --                         0
shareholders
Equity compensation plans not approved by    4,775,100(2)(3)             --                         0
shareholders
Total

(1) Excludes number of shares to be issued upon exercise of outstanding options.
(2) 1,850,000 of these warrants relate to compensation to consultants. Of these, 1,000,000 are reserves for warrants that could potentially be but have not yet been earned and issued pursuant to agreements with the consultants based on consultants' attaining certain performance objectives. The remaining 2,925,100 warrants were issued pursuant to a restructuring and settlement of prior compensation issues with former officer of the Company, Kurt Toneys. See Item 12 herein for further details.
(3) No formal equity compensation plan exists at Javo Beverage Company, Inc. for current or future employees at this time. Javo has in the past, as a part of employee compensation, issued negotiated amounts of Common Stock to certain employees pursuant to employment agreements providing that all or most all of the shares are subject to a right of the Company to cancel the shares. This right of cancellation lapses or expires as to portions of these shares according to a vesting schedule thereby resulting in the issued shares vesting in the employee per the schedule. Other issuances to consultants for services have been made. See Item 5 herein generally for further details regarding these and other compensation-related issuances.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 18, 2000, Mr. Kurt Toneys, then director and executive officer, purchased 2,850,000 shares of our Common Stock for $0.1875 per share by executing two promissory notes totaling $534,375, bearing interest at six percent per annum and due in February 2009. Mr. Toneys left the Company in August 2001. In June of 2002, the Company entered into an agreement with Mr. Toneys settling all matters relating to Mr. Toneys compensation and reimbursements and the promissory notes including interest owed. Mr. Toneys surrendered 1,750,100 of the 2,212,500 shares of Common Stock he held subject to the note and retained 462,400 shares. The Company issued Mr. Toneys 2,925,100 three-year warrants at a strike price equal to his original purchase price of
18.75 cents per share, extinguished the promissory notes, and paid him $35,000 in cash.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The list of exhibits is incorporated herein by reference to the Exhibit Index attached after the signature page hereto.
         (b)      On December 11, 2002, the Company reported on Form 8-K under
                  Item 5 that the Company planned a private placement of securities.


ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation. Since there were no significant deficiencies or material weaknesses identified in the Company's internal controls, the Company did not take any corrective actions.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $16,595 for fiscal year 2001 and $5,000 to date for fiscal years 2002. Additional billing amounts are anticipated for 2002 audit.

AUDIT-RELATED FEES

Other than amounts included as set forth above, there were no other fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

TAX FEES

There were $8,150 fees in total billed and paid in the last two fiscal years for professional services rendered by the Company's tax accountant for tax compliance, tax advice, and tax planning. The tax accountants are independent of the Company auditors.

ALL OTHER FEES

There were no fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Our entire Board acts as the Audit Committee, and has not adopted pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

None of the services described above were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

One hundred percent of the hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year was attributed to work performed by the principal accountant's full-time, permanent employees.

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Cody C. Ashwell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Javo Beverage Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                       /s/ CODY C. ASHWELL
                                                       -------------------------
                                                       Cody C. Ashwell
                                                       Chief Executive Officer
                                                       and Chairman of the Board

Dated: April 15, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard A. Gartrell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Javo Beverage Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ RICHARD A. GARTRELL
                                                     -----------------------
                                                     Richard A. Gartrell
                                                     Chief Financial Officer

Dated: April 15, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, California, on April 15, 2003.


                                                  Javo Beverage Company, Inc.,
                                                  a Delaware corporation

                                                  By:   /s/ Cody C. Ashwell
                                                      -------------------------
                                                           Cody C. Ashwell
 Its: Chairman and Chief Executive Officer

EXHIBIT INDEX

         2.1 Agreement and Plan of Merger between La Jolla Fresh Squeezed Coffee Co., Inc. and Javo Beverage Company, Inc.(1).

         3.1      Certificate of Incorporation (1).

         3.2      Bylaws (1).

         4.1 Shareholder Rights Agreement by and between the Company and Corporate Stock Transfer, Inc. as Rights Agent (1).

         10.1* Executive Employment Contract between the Company and Cody Ashwell (2)

         10.2* Executive Employment Contract between the Company and Gary Lillian (2)

         10.3* Executive Employment Contract between the Company and Richard Gartrell (2)

         10.4* Executive Employment Contract between the Company and William Marshall (2)

         10.5* Executive Employment Contract between the Company and Stephen Corey (2)

         10.6 Net Industrial Lease (Facility Lease) dated August 12, 2002 between the Company and Square One Partners (3)

         11 Statement re earnings per share - included in this 10-KSB's financial statements

         16       Letter on Change in Certifying Accountant (4)

         99.1     Certifications

____________
* Indicates a management compensatory plan or arrangement.

(1) Incorporated by reference to the Registrant's current report on Form 14A filed with the Commission on August 19, 2002.

(2) Incorporated by reference to the Registrant's annual report on Form 10-KSB filed with the Commission on April 16, 2002.

(3) Incorporated by reference to the Registrant's annual report on Form 10-QSB filed with the Commission on August 15, 2002.

(4) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Commission on February 1, 2001.