Form 10QSB
period 2003-03-31
JAVO BEVERAGE CO INC
filed 2003-05-20
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________

                           Commission File No. 0-26897

                           JAVO BEVERAGE COMPANY, INC.

           Delaware                                             48-1359136
           --------                                             ----------
(State or Other Jurisdiction of)                              (IRS Employer
 Incorporation or Organization                            Identification Number)

                                     ADDRESS
                              1311 Specialty Drive
                                Vista, CA. 92126

                                 (760-560-5286)
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

               Class                             Outstanding at April 30, 2003
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         107,431,424 shares

                    JAVO BEVERAGE COMPANY, INC.

                                                                    Page Number
                                                                    -----------
PART I.  Financial Information                                          3

      ITEM 1. Financial Statements                                      3

              Condensed Balance Sheet                                   3

              Condensed Statements of Operations                        4

              Condensed Statements of Cash Flows                        5

              Notes to Condensed Financial Statements                   6

      ITEM 2. Management's Discussion and Analysis of Financial         8
              Condition and Results of Operations

      ITEM 3. Controls and Procedures

PART II.  Other Information                                            11

SIGNATURE PAGE                                                         12

                           JAVO BEVERAGE COMPANY, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
ASSETS
                                                               March 31, 2003
                                                               --------------
Current assets
                  Cash                                                35,351
                  Trade receivables - net                             61,833
                  Inventory                                          135,976
                  Prepaid expenses                                     7,237
                  Employee advances                                   15,074
                                                               --------------
                           Total current assets                      255,471
Property and equipment, net                                          645,490
Deposits                                                              21,292
Intangible assets - net                                              421,639
                                                               --------------
Total Assets                                                       1,343,892
                                                               ===============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
                  Accounts payable                                   179,024
                  Accrued payroll and related benefits                31,224
                  Other current liabilities                           54,199
                                                               --------------
                           Total current liabilities                 264,447
Long-term debt                                                     5,460,000
Discount on long-term debt - net                                  (2,142,018)
Accrued long-term interest payable                                   494,239
                                                               --------------
                           Net long-term debt                      3,812,221
Commitments and contingencies                                             --
                                                               --------------
                           Total liabilities                       4,076,668
Stockholder's deficit
                  Common stock, $0.001 par value;                    109,407
                           150,000,000 shares authorized;
                             109,406,788
                  Additional paid-in capital                      15,492,303
                  Accumulated deficit                            (18,128,850)
                  Warrants outstanding                               304,364
                  Notes receivable from officer                     (510,000)
                                                               ---------------
                           Total stockholder's deficit            (2,732,776)
                                                               ---------------
                                                                   1,343,892
                                                               ===============

              The accompanying notes are an integral part of these
                              financial statements


                                       JAVO BEVERAGE COMPANY, INC.
                                         STATEMENTS OF OPERATIONS
                            For the Three Months Ended March 31, 2003 and 2002
                                               (UNAUDITED)

                                                                        Three months ended March 31,
                                                                        2003                   2002
                                                                    --------------        --------------
Net sales                                                                  70,138               69,732

Cost of sales                                                             (48,615)             (52,133)
                                                                    --------------        --------------
            Gross profit                                                   21,523               17,599

Operating expenses:
            Research & development                                       (106,280)            (114,712)
            Selling & marketing                                          (264,830)            (258,101)
            General & administrative                                     (458,312)            (200,745)
                                                                    --------------        --------------
                        Total operating expenses                         (829,422)            (573,558)
                                                                    --------------        --------------
                        Loss from operations                             (807,899)            (555,959)
                                                                    --------------        --------------
Other expenses:
            Interest income                                                 1,085                   --
            Expenses related to issuance of common
             stock for notes                                             (182,736)          (1,175,000)
            Interest expense                                             (277,913)             (18,450)
            Other expense, net                                              2,298               39,708
                                                                    --------------        --------------
                        Total other expenses                             (457,266)          (1,153,742)
                                                                    --------------        --------------
                        Net loss                                       (1,265,165)          (1,709,701)
                                                                    ==============        ==============
Basic & diluted loss per share                                              (0.01)               (0.02)
                                                                    ==============        ==============
Basic & diluted weighted average
            common shares                                             140,839,467           104,379,291
                                                                    ==============        ==============

                           The accompanying notes are an integral part of these
                                           financial statements

                                                    4


                                       JAVO BEVERAGE COMPANY, INC.
                                    CONDENSED STATEMENTS OF CASH FLOW
                            For the Three Months Ended March 31, 2003 and 2002
                                               (UNAUDITED)

                                                                            Year ended March 31
                                                                         2003                  2002
                                                                    --------------        --------------
Cash flows from operating activities:
            Net loss                                                   (1,265,165)          (1,709,701)
            Adjustments to reconcile net loss
                        to net cash used in operating activities:
            Depreciation and amortization                                 152,545               12,000

            Issuance of common stock for services
                        & notes rendered                                   72,730            1,165,483
            Shares returned to treasury by former
                        executive and employee                                                  34,931
            Issuance of common stock for
                        accrued liabilities                                                    882,416
            Changes in operating assets and
              liabilities:
                        Trade receivables                                    (105)             (26,336)
                        Inventories                                        14,024              (22,113)
                        Prepaid Expenses                                    2,890
                        Other current assets                               25,029                  -
                        Accounts payable                                 (102,224)               7,100
                        Accrued payroll & related benefits                   (705)            (851,797)
                        Accrued interest-five year loans                  126,183                  -
                        Other current liabilities                            (574)             (25,657)
                                                                    --------------        --------------
                        Net cash used in operating
                          activities                                     (975,372)            (533,674)
                                                                    --------------        --------------
Cash flows from investing activities:
            Purchases of property & equipment                             (64,253)             (93,514)
                                                                    --------------        --------------
Cash flows from financing activities:
            Inc.(dec.) in due to related parties                              -                (27,273)
            Five year & bridge loans payable                              160,000            1,000,000
            Stock issued related to five year loan                        190,973
            Stock subscription cash                                           -                 15,000
                                                                    --------------        --------------
                        Net cash provided by financing
                         activities                                       350,973              987,727
                                                                    --------------        --------------

                        Net increase (decrease) in cash                  (688,652)             360,539
                        Cash at beginning of period                       724,003                  -
                                                                    --------------        --------------
                        Cash at end of period                              35,351              360,539
                                                                    ==============        ==============

                           The accompanying notes are an integral part of these
                                           financial statements

                                                    5

                           JAVO BEVERAGE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2003 and the results of operations and of cash flows for the three month periods ended March 31, 2003 and 2002.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - STOCKHOLDERS' DEFICIT - STOCK ISSUANCES AND RETURNS

In January and March 2003, the Company issued 1,800,000 shares of restricted common stock in connection with a five-year investor loan of $300,000 received in December 2002. In connection with the share issuances, the Company recorded an other expense of $139,920 and a debt premium of $124,080. The debt premium is being amortized over 60-month the period of the loan as interest expense. These shares were issued in connection with a $6,000,000 private placement debt offering by the Company.

In January 2003, the Company issued 255,000 shares of restricted common stock to two employees in connection with their employment. Two hundred thousand of the shares issued are subject to forfeiture under the terms of their employment agreements. The Company recorded expenses of $40,800 in connection with these issuances.

In January 2003, the Company issued 250,000 shares of restricted common stock to two warrant holders who exercised warrants at $0.20 per share in December 2002.

In February 2003, the Company issued 100,000 shares of restricted common stock to an employee for services rendered. The Company recorded an expense of $13,000 in connection with the issuance.

In February 2003, the Company issued 21,000 shares of restricted common stock to an employee in connection with their employment. Of the shares 16,000 shares were subject to forfeiture in accordance with the terms of their employment. The Company recorded an expense of $2,730 in connection with the issuance.

In March 2003, the Company issued 100,000 shares of restricted common stock to a vendor as part of a contract for services. The Company recorded an expense of $13,000 in connection with the issuance.

In March 2003, the Company issued 1,080,000 shares of restricted common stock in connection with four five-year investor loans totaling 180,000 received in March 2003. In connection with the share issuances, the Company recorded an other expense of $74,412 and a debt premium of $65,988. The debt premium is being amortized over 60-month period of the loan as interest expense. These shares were issued in connection with a $6,000,000 private placement debt offering by the Company.

In March and April 2003, certain Company executives contributed 36 million shares of the Company restricted Common stock to the Company to enable the Company to enter into a $6,000,000 private placement debt offering. The Company recorded no income or expense related to the return of the stock.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. The Company's future annual minimum lease payments as of December 31, 2002 are as follows:

       YEARS ENDING

          2003              $    244,725
          2004                   252,066
          2005                   259,632
          2006                   267,420
          2007                   275,445
          2008                   283,704
          2009                   267,320
                            -------------
                            $  1,850,312
                            =============

NOTE 8 - LONG-TERM DEBT

The Company currently is in the process of raising $6,000,000 in a private placement debt offering. In connection with this debt offering the Company anticipates issuing a total 36,000,000 restricted shares of its common stock. The debt terms are five-years from the date of advance of funds with interest and principal due in a balloon payment on its five year anniversary. As of March 31, 2003, the Company had received proceeds of $460,000 of the $6,000,000. The promissory notes issued bear 10% simple cumulative interest and mature from December 31, 2007 thru March 31, 2003. In connection with the $460,000 in notes, the Company has or will issue 2,760,000 shares of its common stock in 2003.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Javo Beverage Company, Inc. (the "Company"). The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission ("SEC"). These statements use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements, which address operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales, or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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

OVERVIEW

Javo Beverage Company, Inc., is a manufacturer of liquid coffee bag in box concentrate for use in food service and a coffee extract for use as an ingredient in cold coffee beverages and coffee flavored products.

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

METHOD OF PRESENTATION

The accompanying financial statements include the accounts of the Company.
The accompanying financial statements reflect the historical assets and liabilities, and the related historical operations of Stephen's Coffee Co., Inc. for all periods presented.

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002.

During the quarter ended March 31, 2003, the Company's gross revenues increased from the same quarter of the previous year, $70,138 versus $69,732. The Company anticipates continued revenue growth the remainder of 2003

Operating expenses increased from $573,558 to $829,422, representing an increase of $255,864 or 44.%. The increase is primarily attributed to additional salaries and wages for officers and employees.

Other expenses decreased by $693,476 from $1,153,742 to $457,266 during the three months ended March 31, 2003 over the same quarter in 2003. The decrease was primarily due to a reduction of $992,000 of non-cash expense stock expense related to the issuance of stock in connection with a bridge loan and the increase in interest expense related to its debt of $259,000.

For the current quarter, the Company had a loss of $1,265,165 or ($0.01) per 140,839,467 weighted average number of shares outstanding, as compared to a loss of $1,709,701 or ($0.02) per share, based on 104,379,291 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss was primarily due to decease in expenses of $992,000 for issuance at stock, increase in interest expenses of $259,463, and increase in salaries and wages.

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other management, conducted an evaluation of our disclosure controls and procedures within 90 days prior to the filing date of this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

We did not make any significant changes, nor take any corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to such date of their evaluation. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during the period covered by this Report. We plan to continue our review process, including both internal and external audit examinations, as part of our future evaluation of our disclosure controls and procedures and internal controls.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2003, the Company had cash or cash equivalents of $35,351, current assets of $255,471 and total assets of $1,343,892 versus cash or cash equivalents of $360,539, current assets of $420,858 and total assets of $603,113. The Company increased its investment in inventory and property and equipment by approximately $579,000 as it increased its production capacity.

As of March 31, 2003, the Company had current liabilities totaling $4,076,668 versus $1,534,723 at the end of the prior quarter. Current liabilities decreased from $1,534,723 to 264,447 with the funding of $5,000,000 in five-year loans due in 2007, The $5,000,000 has an offsetting amortizing discount with a balance of $2,142,017. In addition the Company has funded $460,000 of a new series of five-year note which are part of its $6,000,000 private placement debt offering.

The Company continues to operate at a deficit and as of March 31 2003, had an accumulated deficit of ($18,128,850). Shareholder's deficit as of March 31 2003, was $2,732,776. For the three months ended March 31, 2003, the Company had negative cash flows from operating activities of $975,372. This includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion and general and administrative expenses.

Investing activities during the three months ended March 31, 2003 was comprised of purchases of property and equipment of $64,253.

Management anticipates sales to increase significantly over the next three quarters as a result of it entering into a national distribution program with a large broadline distribution, initial orders for a significant ingredient customer and continued effort of its expanding sales force.

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

     PART II.

OTHER INFORMATION

ITEM 1.  Legal Proceedings

         We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, involves claims for damages that would be material to our financial condition. In our most recent Form 10-KSB as filed with the SEC on April 17, 2003, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this report on Form 10-QSB.

ITEM 2.  Changes in Securities

         In January and March 2003, the Company issued 2,880,000 shares of restricted common stock in connection with a five-year investor loans of $480,000 received by the Company. These shares were issued in connection with a $6,000,000 private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

         In January and February 2003, the Company issued 376,000 shares of restricted common stock to three employees in connection with their employment. The issuance was exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933.

         In January 2003, the Company issued 250,000 shares of restricted common stock to two warrant holders who exercised warrants at $0.20 per share in December 2002. The issuance was exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933.

         In March 2003, the Company issued 100,000 shares of restricted common stock to a vendor as part of a contract for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  Defaults Upon Senior Securities
         None

ITEM 4.  Submission of Matters to Vote of Security Holders
         None

ITEM 5.  Other Information
         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibit

                  99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)     Reports on Form 8-K

                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 JAVO BEVERAGE COMPANY, INC.

Date:  May 20, 2003                               /s/ Cody C.Ashwell
     -----------------------                      ------------------------------
                                                  Cody C.Ashwell
                                                  Chairman and
                                                  Chief Executive Officer

Date:  May 20, 2003                               /s/ RICHARD A. GARTRELL
     --------------------------                   ------------------------------
                                                  Richard A. Gartrell
                                                  Chief Financial Officer

CERTIFICATIONS

I, Cody C. Ashwell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Javo Beverage Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, a including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the a registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant 6 changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: May 19, 2003                     /s/ CODY C. ASHWELL
                                        ----------------------------------------
                                        Cody C. Ashwell, Chief Executive Officer

I, Richard A. Gartrell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Javo Beverage Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a 2 material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly 3 present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, a including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the a registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant 6 changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: May 19, 2003                 /s/ RICHARD A. GARTRELL
                                    --------------------------------------------
                                    Richard A. Gartrell, Chief Financial Officer