Form 10QSB
period 2003-06-30
JAVO BEVERAGE CO INC
filed 2003-08-14
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2003

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

                                     ADDRESS
                              1311 Specialty Drive
                                Vista, CA. 92081

                                 (760-560-5286)
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

               Class                             Outstanding at July 31, 2003
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         112,031,424 shares

                           JAVO BEVERAGE COMPANY, INC.

                                                                    Page Number
                                                                    -----------
PART I.  Financial Information                                          3

      ITEM 1. Financial Statements                                      3

              Condensed Balance Sheet                                   3

              Condensed Statements of Operations                        4

              Condensed Statements of Cash Flows                        5

              Notes to Condensed Financial Statements                   6

      ITEM 2. Management's Discussion and Analysis of Financial         8
              Condition and Results of Operations

      ITEM 3. Controls and Procedures

PART II.  Other Information                                            11

SIGNATURE PAGE                                                         12

CERTIFICATIONS                                                         13

EXHIBIT 99                                                             15

                           JAVO BEVERAGE COMPANY, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
ASSETS
                                                               June 30, 2003
                                                               --------------
Current assets
   Cash                                                               89,213
   Trade receivables - net                                            61,527
   Inventory                                                         202,515
   Prepaid expenses                                                    3,335
   Employee advances                                                  14,474
                                                               --------------
      Total current assets                                           371,065
Property and equipment, net                                          696,893
Deposits                                                              21,292
Intangible assets - net                                              471,748
                                                               --------------
Total Assets                                                       1,560,998
                                                               ==============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
    Accounts payable                                                 339,837
    Accrued payroll and related benefits                             146,550
    Other current liabilities                                        244,333
                                                               --------------
       Total current liabilities                                     730,720
Long-term debt                                                     5,992,500
Discount on long-term debt - net                                  (2,315,610)
Accrued long-term interest payable                                   642,925
                                                               --------------
        Net long-term debt                                         4,319,815
Commitments and contingencies                                             --
                                                               --------------
        Total liabilities                                          5,050,535
Stockholder's deficit
   Common stock, $0.001 par value;                                   111,131
    150,000,000 shares authorized; 111,131,434
   Additional paid-in capital                                     16,164,998
   Accumulated deficit                                           (19,560,030)
   Warrants outstanding                                              304,364
   Notes receivable from officer                                    (510,000)
                                                               --------------
        Total stockholder's deficit                               (3,489,537)
                                                               --------------
                                                                   1,560,998
                                                               ==============

              The accompanying notes are an integral part of these
                              financial statements

                                               JAVO BEVERAGE COMPANY, INC.
                                                STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                        Three months ended June 30,         Six months ended June 30,
                                                          2003              2002              2003              2002
                                                     -------------     -------------     -------------     -------------
Net sales                                                 176,816           133,250           246,954           202,982

Cost of sales                                            (122,148)         (128,959)         (170,763)         (181,092)
                                                     -------------     -------------     -------------     -------------
            Gross profit                                   54,668             4,291            76,191            21,890

Operating expenses:
            Research & development                       (104,610)         (237,216)         (195,890)         (495,317)
            Selling & marketing                          (284,496)         (275,693)         (564,326)         (390,405)
            General & administrative                     (483,652)         (688,296)         (941,964)         (889,041)
                                                     -------------     -------------     -------------     -------------
                        Total operating expenses         (872,758)       (1,201,205)       (1,702,179)       (1,774,763)
                                                     -------------     -------------     -------------     -------------
                        Loss from operations             (818,090)       (1,196,914)       (1,625,988)       (1,752,873)
                                                     -------------     -------------     -------------     -------------
Other expenses:
            Interest income                                   126            21,606             1,210            21,606
            Expenses related to issuance of
             common stock for notes                      (285,878)       (5,100,000)         (468,614)       (6,275,000)
            Interest expense                             (327,607)         (122,921)         (605,520)         (141,371)
            Other expense, net                                267           (24,079)            2,565           (15,629)
                                                     -------------     -------------     -------------     -------------
                        Total other expenses             (613,091)       (5,225,394)       (1,070,358)       (6,410,394)
                                                     -------------     -------------     -------------     -------------
                        Net loss                       (1,431,181)       (6,422,308)       (2,696,346)       (8,163,267)
                                                     =============     =============     =============     =============
Basic & diluted loss per share                              (0.01)            (0.05)            (0.02)            (0.07)
                                                     =============     =============     =============     =============
Basic & diluted weighted average
            common shares                             108,677,149       137,056,390       139,954,599       120,146,600
                                                     =============     =============     =============     =============

                                  The accompanying notes are an integral part of these
                                                  financial statements

                                                            4

                                   JAVO BEVERAGE COMPANY, INC.
                                CONDENSED STATEMENTS OF CASH FLOW
                                           (UNAUDITED)

                                                                       Six months ended June 30,
                                                                          2003            2002
                                                                      -----------     -----------
Cash flows from operating activities:
            Net loss                                                  (2,696,346)     (8,132,009)
            Adjustments to reconcile net loss
                        to net cash used in operating activities:
            Depreciation and amortization                                 53,392          32,996

            Issuance of common stock for services
                        & notes rendered                               1,151,500       6,291,000
            Issuance of warrants to former officer                                       234,450
            Shares returned to treasury by former
                        executive and employee                                           (48,448)
            Issuance of common stock for
                        accrued liabilities                                              923,299
            Expiration of repurchase of executives & employees                            76,793
            Changes in operating assets and
              liabilities:
                        Trade receivables                                    201         (95,292)
                        Inventories                                      (52,515)       (195,790)
                        Other current assets                              32,421          (2,150)
                        Accounts payable                                  46,589         122,336
                        Accrued payroll & related benefits               114,621        (977,781)
                        Other current liabilities                         99,062         (30,055)
                                                                      -----------     -----------
                        Net cash used in operating
                          activities                                  (1,251,027)     (1,800,651)
                                                                      -----------     -----------
Cash flows from investing activities:
            Purchases of property & equipment                           (140,996)       (227,893)
                                                                      -----------     -----------
Cash flows from financing activities:
            Inc.(dec.) Inc. due to related parties                       102,500         (27,279)
            Five year & bridge loans payable                             692,500       4,850,000
            Discount on five year loan - Net loan                       (268,943)
            Accrued interest expense on five year notes payable          274,869         111,111
            Loan fee - Net of Amortization                               (43,693)       (478,056)
            Stock subscription cash                                           --          15,000
                                                                      -----------     -----------
                        Net cash provided by financing
                         activities                                      757,233       4,470,776
                                                                      -----------     -----------

                        Net increase (decrease) in cash                 (634,790)      2,442,232
                        Cash at beginning of period                      724,003              --
                                                                      -----------     -----------
                        Cash at end of period                             89,213       2,442,232
                                                                      ===========     ===========

                       The accompanying notes are an integral part of these
                                       financial statements

                                                5

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2003 and the results of operations and of cash flows for the six month periods ended June 30, 2003 and 2002.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - STOCKHOLDERS' DEFICIT - STOCK ISSUANCES AND RETURNS

In March and April 2003, certain Company executives contributed 36 million shares of the Company's restricted Common Stock to the Company to enable the Company to enter into a $6,000,000 private placement debt offering. The Company recorded no income or expense related to the return of the stock.

In April 2003, the Company issued 500,000 shares of the Company's restricted Common Stock to a third party for contract services. The Company recorded an expense of $65,000 in connection with the issuance.

In April 2003, the Company issued 426,000 shares of the Company's restricted Common Stock to investors in connection with its $6,000,000 private debt offering. The Company recorded an expense of $55,380 in connection with the issuance.

In April 2003, the Company issued 4,000 of the Company's restricted Common Stock to an employee in connection with her employment agreement. The Company recorded an expense of $520 in connection with the issuance.

In May 2003, the Company issued 50,000 of the Company's restricted Common Stock to two employees in connection with their employment agreements. The Company recorded an expense of $6,500 in connection with the issuance.

In May 2003, the Company issued 1,074,000 shares of the Company's restricted Common Stock to investors in connection with its $6,000,000 private debt offering. The Company recorded an expense of $139,620 in connection with the issuance.

In June 2003, the Company issued 2,175,000 shares of the Company's restricted Common Stock to investors in connection with its $6,000,000 private debt offering. The Company recorded an expense of $413,250 in connection with the issuance.

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
                            =============

NOTE 8 - LONG-TERM DEBT

The Company currently is in the process of raising $6,000,000 in a private placement debt offering. In connection with this debt offering, the Company anticipates issuing a total 36,000,000 restricted shares of its Common Stock. The debt terms are five years from the date of advance of funds with interest and principal due in a balloon payment on its five year anniversary. As of June 30, 2003, the Company had received proceeds of $992,500 of the $6,000,000. The promissory notes issued bear 10% simple cumulative interest and mature from December 31, 2007 thru June 30, 2008. In connection with the $992,500 in notes, the Company has or will issue 5,955,000 shares of its Common Stock.

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

OVERVIEW

Javo Beverage Company, Inc., is a manufacturer of liquid coffee bag in box concentrate for use in food service and a coffee extract for use as an ingredient in coffee beverages and coffee flavored products.

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

METHOD OF PRESENTATION

The accompanying financial statements include the accounts of the Company and reflect the historical assets and liabilities, and the related historical operations of Stephen's Coffee Co., Inc. for all periods presented.

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002.

During the quarter ended June 30, 2003, the Company's gross revenues increased from the same quarter of the previous year, $176,816 versus $133,250. The Company anticipates continued revenue growth during the remainder of 2003.

Operating expenses decreased from $1,201,205 to $818,090, representing a decrease of $328,447 or 27.3%. The decrease is primarily attributed to a one-time charge for research and development in 2nd quarter 2002 of approximately $120,000 and the reduction in non-cash expense for issuance of stock for services of approximately $200,000 quarter 2002 to quarter 2003.

Other expenses decreased by $4,612,303 from $5,225,394 to $613,091 during the three months ended June 30, 2003 over the same quarter in 2002. The decrease was primarily due to a reduction of $4,814,000 of non-cash expense stock expense related to the issuance of stock in connection with five year loans and the increase in interest expense related to its debt of $205,000.

For the current quarter, the Company had a loss of $1,431,181 or ($0.01) per 108,677,149 weighted average number of shares outstanding, as compared to a loss of $6,422,308 or ($0.05) per share, based on 137,056,390 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss was primarily due to decease in non-cash expense of $5,014,000 for issuance of stock in connection with five year notes and services, and an increase in interest expenses of $205,000.

SIX-MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX-MONTHS ENDED JUNE 30, 2002.

During the six-months ended June 30, 2003, the Company's gross revenues increased from the same quarter of the previous year, $246,954 versus $202,982. The Company anticipates continued revenue growth during the remainder of 2003.

Operating expenses for the six months decreased from $1,774,763 to $1,702,179, representing an decrease of $72,584 or 4.1%. The decrease is primarily attributed to a one time charge for research and development science in 2nd quarter 2002 of approximately $120,000, offset by an increase in salaries and benefits.

Other expenses decreased by $5,340,036 from $6,410,394 to $1,070,358 during the six-months ended June 30, 2003 over the same six-months in 2002. The decrease was primarily due to a reduction of $5,806,387 of non-cash stock expense related to the issuance of stock in connection with five year loans and the increase in interest expense related to its debt of $464,000.

For the first six-months in 2003, the Company had a loss of ($2,696,346) or ($0.02) per 138,954,599 weighted average number of shares outstanding, as compared to a loss of ($8,163,267) or ($0.07) per share, based on 120,146,600 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss of $5,467,000 was primarily due to decrease in non-cash expense of $5,806,000 for issuance of stock in connection with five year notes and services, and an increase in interest expenses of $464,000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2003, the Company had cash or cash equivalents of $89,213, current assets of $371,065 and total assets of $1,560,998 versus cash or cash equivalents of $2,442,233, current assets of $2,897,136 and total assets of $3,670,829.

As of June 30, 2003, the Company had current liabilities totaling $730,720 versus $519,772 at the end of the prior quarter. Long-term notes increased from $5,000,000 in June 2002 to $5,992,500 in June 2003 through the funding of additional five year notes. Accrued interest on the five year notes increased from $111,111 as of June 30, 2002 to $642,925 as of June 30, 2003. The five year note obligations as of June 30, 2003 were offset by a discount recorded of $2,315,610 resulting from the issuance of stock in connection with the funding of five year notes. This discount is being amortized over the term of the five year notes. The Company has funded $992,500 of a new series of five year notes which are part of its $6,000,000 private placement debt offering.

The Company continues to operate at a deficit and as of June 30, 2003, had an accumulated deficit of $19,560,030. Shareholder's deficit as of June 30 2003, was $3,489,537. For the six months ended June 30, 2003, the Company had negative cash flows from operating activities of $1,251,027. This includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion and general and administrative expenses.

Investing activities during the six months ended June 30, 2003 were comprised of purchases of property and equipment of $140,996.

Management anticipates sales to increase significantly over the next three quarters as a result of it entering into a national distribution program with a large broadline distributor, initial orders for a significant ingredient customer, and continued effort of its sales force.

Other than as described above, there are no known trends, events, or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. The primary source of liquidity in the future will be additional financing and sales of its products. There are no material commitments for capital expenditures. There are no known material trends, events, or uncertainties reasonably expected to have a material impact on the revenues or income from continuing operations of the Company. Any income or loss generated will be from continuing operations and there are no known seasonal aspects to the business of the Company.

ADDITIONAL RISK FACTORS

In addition to the other information contained herein and the information contained in the Company's annual report on Form 10-KSB, the following factors should be considered carefully in evaluating the Company and its business.

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

ITEM 2.  Changes in Securities

         In January and March 2003, the Company issued 2,880,000 shares of restricted Common Stock in connection with a five year investor loans of $480,000 received by the Company. These shares were issued in connection with a $6,000,000 private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

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

In April 2003, the Company issued 500,000 shares of the Company's restricted Common Stock to a third party for contract services. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2003, the Company issued 426,000 shares of the Company's restricted Common Stock to investors in connection with its $6,000,000 private debt offering. The offering is exempt from registration pursuant to regulation D of the Securities Act of 1933.

In April 2003, the Company issued 4,000 of the Company's restricted Common Stock to an employee in connection with her employment agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2003, the Company issued 50,000 of the Company's restricted Common Stock to two employees in connection with their employment agreements. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2003, the Company issued 1,074,000 shares of the Company's restricted Common Stock to investors in connection with its $6,000,000 private debt offering. The offering is exempt from registration pursuant to regulation D of the Securities Act of 1933.

In June 2003, the Company issued 2,175,000 shares of the Company's restricted Common Stock to investors in connection with its $6,000,000 private debt offering. The offering is exempt from registration pursuant to regulation D of the Securities Act of 1933.

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

                                                 JAVO BEVERAGE COMPANY, INC.

Date:  August 13, 2003                            /s/ Cody C.Ashwell
       ----------------                           -----------------------------
                                                  Cody C.Ashwell
                                                  Chairman and
                                                  Chief Executive Officer

Date:  August 13, 2003                            /s/ RICHARD A. GARTRELL
       ----------------                           -----------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: August 13, 2003                  /s/ CODY C. ASHWELL
                                        ----------------------------------------
                                        Cody C. Ashwell, Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: August 13, 2003              /s/ RICHARD A. GARTRELL
                                    --------------------------------------------
                                    Richard A. Gartrell, Chief Financial Officer