Form 10QSB
period 2003-09-30
JAVO BEVERAGE CO INC
filed 2003-11-17
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from July 1, 2003 to September 30, 2003

                           Commission File No. 0-26897

                           JAVO BEVERAGE COMPANY, INC.

         Delaware                                             48-1359136
         --------                                             ----------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization                             Identification Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

         Class                                  Outstanding at October 31, 2003
-----------------------------                   --------------------------------
Common Stock, $.001 par value                   113,484,434 shares

                           JAVO BEVERAGE COMPANY, INC.

                                                                     Page Number
                                                                     -----------
PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Condensed Balance Sheet                                   3

                  Condensed Statements of Operations                        4

                  Condensed Statements of Cash Flows                        5

                  Notes to Condensed Financial Statements                   6

         ITEM 2.  Management's Discussion and Analysis of Financial         8
                  Condition and Results of Operations

         ITEM 3.  Controls and Procedures                                   9

PART II. Other Information                                                  11

SIGNATURE PAGE                                                              13

                       Javo Beverage Company, Inc.
                           Balance Sheet as of
                               (Unaudited)

                                                           September 30,
ASSETS                                                         2003

Current Assets
    Cash                                                            4,351
    Trade receivables - net                                        35,540
    Inventory                                                     169,417
    Employee Advances                                              13,874
                                                          ----------------
  Total current assets                                            223,182

Property and equipment, net                                       677,069
Deposits                                                           20,242
Intangible assets - net                                           479,117

                                                          ----------------
Total Assets                                                    1,399,610
                                                          ================


LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
    Accounts payable                                              308,392
    Accrued payroll and related benefits                          213,388
    Other current liabilities                                     270,899
                                                          ----------------
  Total current liabilities                                       792,679

Long-term debt                                                  6,383,000
Discount on long-term debt                                     (2,341,977)
Accrued long-term interest payable                                802,058
                                                          ----------------

    Net long-term debt                                          4,843,081

Commitments and contingencies                                           -

                                                          ----------------
  Total liabilities                                             5,635,760

Stockholder's deficit
    Common stock, $0.001 par value; 150,000,000 shares            113,334
      authorized; 113,334,434 outstanding

    Additional paid-in capital                                 16,029,675
    Accumulated Deficit                                       (20,683,522)
    Warrants outstanding                                          304,364
                                                          ----------------

  Total stockholder's deficit                                  (4,236,149)
                                                          ----------------

                                                          ----------------
                                                                1,399,610
                                                          ================


          The accompanying notes are an integral part of these
                          financial statements


                                      Javo Beverage Company, Inc.
                            Statements of Operations and Comprehensive Loss
                                              (Unaudited)

                                                   Three months ended           Nine months ended
                                                     September 30,                September 30,
                                                   2003          2002          2003           2002
                                              ----------------------------------------------------------
Net sales                                           263,226        298,293        510,181       501,275

Cost of sales                                      (163,153)      (254,617)      (333,916)     (435,709)
                                              ----------------------------------------------------------

  Gross profit                                      100,073         43,676        176,264        65,566

Operating expenses:
  Research & development                           (100,930)      (237,289)      (311,819)     (732,606)
  Selling & marketing                              (238,068)      (288,983)      (787,394)     (679,388)
  General & administrative                         (405,374)      (288,224)    (1,347,338)   (1,177,264)
                                              ----------------------------------------------------------

  Total operating expenses                         (744,372)      (814,496)    (2,446,551)   (2,589,258)
                                              ----------------------------------------------------------

  Loss from operations                             (644,299)      (770,820)    (2,270,287)   (2,523,692)
                                              ----------------------------------------------------------

Other expenses:
  Interest Income                                       133          8,249          1,344        29,855
  Expenses related to issuance of common
   stock for notes                                 (147,994)             -       (616,607)   (6,275,000)
  Interest Expense                                 (331,333)      (125,248)      (936,853)     (266,619)

  Other expense, net                                      -        (32,480)         2,565       (16,851)
                                              ----------------------------------------------------------

  Total other expenses                             (479,193)      (149,479)    (1,549,551)   (6,528,615)
                                              ----------------------------------------------------------

  Net loss                                       (1,123,492)      (920,299)    (3,819,838)   (9,052,307)
                                              ==========================================================

Basic & diluted loss per share                        (0.01)         (0.01)         (0.03)        (0.07)
                                              ==========================================================

Basic & diluted weighted average
  common shares                                 112,014,379    136,944,755    120,401,511   126,723,332
                                              ==========================================================


                         The accompanying notes are an integral part of these
                                         financial statements

                                        4



                             Javo Beverage Company, Inc.
                         Consolidated Statements of Cash Flow
                                     (Unaudited)

                                                          Nine Months ended September
                                                                      30
                                                              2003           2002
                                                         ------------------------------
Cash flows from operating activities:
  Net loss                                                   (3,819,838)   (9,052,308)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
  Depreciation and amortization                                  82,697        59,360

  Issuance of common stock for services
    & notes rendered                                          1,528,430     6,305,150
  Issuance of warrants to former officer                                      234,450
  Shares returned to treasury by former
    executive and employee                                                   (174,989)
  Issuance of common stock for
    accrued liabilities                                                       923,299
  Expiration of repurchase of executives & employees                          137,412
  Changes in operating assets and
    liabilities:
  Trade receivables                                              26,188      (136,993)
  Inventories                                                   (19,417)     (364,954)
  Prepaid Expenses
  Other current assets                                           37,406      (106,069)
  Accounts payable                                                9,144       188,369
  Accrued Expense                                                                (757)
  Accrued payroll & related benefits                            181,459      (982,462)
  Accrued interest-five year loans
  Other current liabilities                                     119,628       (68,000)
                                                         ------------------------------

  Net cash used in operating
    activities                                               (1,854,304)   (3,038,492)
                                                         ------------------------------

Cash flows from investing activities:
  Purchases of property & equipment                            (150,478)     (527,504)
                                                         ------------------------------

Cash flows from financing activities:
  Inc.(dec.) in due to related parties                          114,500       (27,278)
  Five year & bridge loans payable                            1,083,000     5,000,000
  Accrued Interest Expense Five Year Note Payable               434,003       236,111
  Loan Fee and Discount- Net of Amortization                   (346,372)     (453,056)

  Stock Subscription Cash                                             -        15,000
                                                         ------------------------------

  Net cash provided by financing
   activities                                                 1,285,130     4,770,777


  Net increase (decrease) in cash                              (719,652)    1,204,781

  Cash at beginning of period                                   724,003             -
                                                         ------------------------------

  Cash at end of period                                           4,351     1,204,781
                                                         ==============================


                 The accompanying notes are an integral part of these
                                 financial statements


                                        5

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30,2003 and the results of operations and of cash flows for the nine month period ending September 30, 2003 and 2002.

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

In April 2003, the Company issued 500,000 shares of the Company restricted common stock to a third party for contract services. The Company recorded an expense of $65,000 in connection with the issuance.

In April 2003, the Company issued 426,000 shares of the Company restricted common stock to investors in connection with its $6,00,000 private debt offering. The Company recorded an expense of $55,380 in connection with the issuance.

In April 2003, the Company issued 4,000 shares of the Company restricted common stock to employee in connection with their employment agreement. The Company recorded an expense of $520 in connection with the issuance.

In May 2003, the Company issued 50,000 of the Company restricted common stock to two employees in connection with their employment agreement. The Company recorded an expense of $6,500 in connection with the issuance.

In May 2003, the Company issued 1,074,000 shares of the Company restricted common stock to investors in connection with its $6,000,000 private debt offering. The Company recorded an expense of $139,620 in connection with the issuance.

In June 2003, the Company issued 2,175,000 shares of the Company restricted common stock to investors in connection with its $6,000,000 private debt offering. The Company recorded an expense of $413,250 in connection with the issuance.

In July 2003, the Company issued 900,000 shares of the Company restricted common stock to investors in connection with its $6,000,000 private debt offering. The Company recorded an expense of $84,600 in connection with the issuance.

In August 2003, the Company issued 843,000 shares of the Company restricted common stock to investors in connection with its $6,000,000 private debt offering. The Company recorded an expense of $63,394 in connection with the issuance.

In September 2003, the Company issued 500,000 shares of the Company restricted common stock to a third party for contract services. The Company recorded an expense of $70,000 in connection with the issuance.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. The Company's future annual minimum lease payments as of December 31, 2002 are as follows:

         YEAR ENDING

         2003                         244,725
         2004                         252,066
         2005                         259,632
         2006                         267,420
         2007                         275,445
         2008                         283,704
         2009                         267,320
                                    ---------
                                    1,850,312
                                    =========

NOTE 8 - LONG-TERM DEBT

The Company currently is in the process of raising $6,000,000 in a private placement debt offering. In connection with this debt offering, the Company anticipates issuing a total of 36,000,000 restricted shares of its common stock. The debt terms are five-years from the date of advance of funds with interest and principal due in a balloon payment on its five year anniversary. As of September 30, 2003, the Company had received proceeds of $1,383,000 of the $6,000,000. The promissory notes issued bear 10% simple cumulative interest and mature from September 30, 2003 thru December 31, 2007. In connection with the $1,383,000 in notes, the Company has or will issue 8,298,000 shares of its common stock in 2003.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity, and capital resources. This analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the annual report on Form 10-KSB.

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

QUARTER ENDING SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDING SEPTEMBER 30, 2002.

During the quarter ending September 30, 2003, the Company's gross revenues decreased from the same quarter of the previous year, $263,226 versus $298,293. The decrease was the result of certain ingredient customers postponing production run until the fourth quarter.

Operating expenses decreased from $814,496 to $744,372, representing a decrease of $70,124 or 8.6%. The decrease is primarily due to reduction in research and development costs as the company moves into commercial production and sale of its products.

Other expenses increased by $329,714 from $149,479 to $479,193 during the three months ending September 30, 2003 over the same quarter in 2002. The increase was primarily due to the non-cash expense for issuance of stock in connection with its $6,000,000 private offering of $146,000, and increases in accrued interest expense of $57,000 and the non-cash amortization of a discount of $118,000 related to its long-term notes.

For the current quarter, the Company had a loss of $1,123,492 or ($0.01) per 112,014,379 weighted average number of shares outstanding, as compared to a loss of $920,299 or ($0.01) per share, based on 136,944,755 weighted average number of shares outstanding, in the same quarter of the previous year. The increase in loss was primarily due the increase in other expenses of $329,714 offset by an increase in gross profit from sales of $56,397 and reductions in operating expenses of $70,124.

NINE-MONTHS ENDING SEPTEMBER 30, 2003 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2002.

During the nine-months ending September 30, 2003, the Company's gross revenues increased from the same quarter of the previous year, $510,181 versus $501,275. The increase is primarily due to an increase in foodservice sales for the same period last year.

Operating expenses for the nine months decreased from $2,589,258 to $2,446,551, representing a decrease of $142,707 or 5.5%. The decrease is primarily attributed to the decrease in research and development expenses of $420,000 as the company moved to commercial sales which offset an additional employee and one time employment expenses in sales and marketing of $108,000 and increased occupancy expenses for our 39,000 square foot office and manufacturing facility of $100,000.

Other expenses decreased by $4,979,064 from $6,528,615 to $1,549,551 during the nine-months ending September 30, 2003 over the same nine-months in 2002. The decrease is primarily due to a reduction in net non-cash expense for the issuance of stock in connection with the Company's capital raises of $5,659,000 offset by an increase in accrued interest expense and amortization of non-cash, not discount related to it, long-term notes totaling $670,000.

For the nine-months in 2003, the Company had a loss of ($3,819,838) or ($0.01) per 120,401,511 weighted average number of shares outstanding, as compared to a loss of ($9,052,307) or ($0.07) per share, based on 126,723,332 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss of $5,232,469 is primarily due to reduction in net non-cash expense recorded for issuance of stock related to the Company's capital raises in 2003 along with improved gross profit on sales and reduced operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2003, the Company had cash or cash equivalents of $4,351, current assets of $223,182 and total assets of $1,399,610 versus cash or cash equivalents of $1,204,781, current assets of $1,824,469 and total assets of $2,846,409.

As of September 30, 2003, the Company had current liabilities totaling $792,679 versus $542,423 at the end of the prior quarter. Long-term notes, including interest accrued, increased from $5,236,111 in September 2002 to $7,185,058 in September 2003 through the funding of additional five year notes. Accrued interest on the five year notes increased from $236,111 as of September 30, 2002 to $802,058 as of September 30, 2003. The five-year note obligations as of September 30, 2003 were offset by a discount recorded of $2,341,977 resulting from the issuance of stock in connection with the funding of five-year notes. This discount is being amortized over the term of the five year notes. The Company has funded $1,383,000 of a new series of five-year notes which are part of its $6,000,000 private placement debt offering.

Subsequent to September 30, 2003, the Company has received an additional $1,950,000 as part of its $6,000,000 private placement debt offering and anticipated receiving the remaining $3,000,000 of the $6,000,000 private placement debt offering prior to its December 31, 2003 year end.

The Company continues to operate at a deficit and as of September 30 2003, had an accumulated deficit of $20,683,522. Shareholder's deficit as of September 30 2003, was $4,236,149. For the nine months ending September 30, 2003, the Company had negative cash flows from operating activities of $1,854,304. This includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses.

Investing activities during the nine months ending September 30, 2003 was comprised of purchases of property and equipment of $150,478.

Management anticipates sales to increase significantly in 2004 as a result of sales through its agreement with a large international ingredient company to exclusively sell Javo extracts as its coffee ingredient, the national launch of the Wolfgang Puck coffee-flavored bottled beverage line with Javo extract as its coffee flavorant, the further expansion of sales to current ingredient customers, the Company's concentrated efforts to sell its foodservice products in the Southwest, and in fourth quarter, launch of its coffee-flavored iced latte products under the brand, Javo Ice.

Other than as described above, there are no known trends, events, or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. The primary source of liquidity in the future will be additional financing and sales of its products. There are no material commitments for capital expenditures. There are no known trends, events, or uncertainties reasonably expected to have a material impact on the revenues or income from continuing operations of the Company. Any income or loss generated will be from continuing operations and there are no materially seasonal aspects to the business of the Company.

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

ITEM 2.  Changes in Securities

         In January and March 2003, the Company issued 2,880,000 shares of restricted common stock in connection with five-year investor loans of $480,000 received by the Company. These shares were issued in connection with a $6,000,000 private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

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

         In April 2003, the Company issued 500,000 shares of the Company restricted common stock to a third party for contract services. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In April 2003, the Company issued 426,000 shares of the Company restricted common stock to investors in connection with its $6,00,000 private debt offering. The offering is exempt from registration pursuant to regulation D of the Securities Act of 1933.

         In April 2003, the Company issued 4,000 of the Company restricted common stock to employee in connection with their employment agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In May 2003, the Company issued 50,000 of the Company restricted common stock to two employees in connection with their employment agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In May 2003, the Company issued 1,074,000 shares of the Company restricted common stock to investors in connection with its $6,00,000 private debt offering. The offering is exempt from registration pursuant to regulation D of the Securities Act of 1933.

         In June 2003, the Company issued 2,175,000 shares of the Company restricted common stock to investors in connection with its $6,00,000 private debt offering. The offering is exempt from registration pursuant to regulation D of the Securities Act of 1933.

         In July 2003, the Company issued 900,000 shares of the Company restricted common stock to investors in connection with its $6,00,000 private debt offering. The offering is exempt from registration pursuant to regulation D of the Securities Act of 1933.

         In August 2003, the Company issued 843,000 shares of the Company restricted common stock to investors in connection with its $6,00,000 private debt offering. The offering is exempt from registration pursuant to regulation D of the Securities Act of 1933.

         In September 2003, the Company issued 500,000 shares of the Company restricted common stock to a third party for contract services. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                                            JAVO BEVERAGE COMPANY, INC.

Date:    October 31, 2003                   /s/ Cody C. Ashwell
         -----------------------            ---------------------------
                                            Cody C.Ashwell
                                            Chairman and Chief Executive Officer

Date:    October 31, 2003                   /s/ RICHARD A. GARTRELL
         --------------------------         ---------------------------
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

DATED:   October 31, 2003                            /s/ CODY C. ASHWELL
                                    ----------------------------------------
                                    Cody C. Ashwell, Chief Executive Officer

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

DATED:   October 31, 2003                            /s/ RICHARD A. GARTRELL
                                    --------------------------------------------
                                    Richard A. Gartrell, Chief Financial Officer