Form 10KSB
period 2003-12-31
JAVO BEVERAGE CO INC
filed 2004-04-14
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               -------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended:

                                DECEMBER 31, 2003

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

                              1311 SPECIALTY DRIVE
                             VISTA, CALIFORNIA 92081
          (Address of principal executive offices, including zip code)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $661,594.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2004 was $48,129,536 based on the $0.50 per share price at which the stock was sold of as of March 22, 2004.

     The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 141,046,434 as of March 22, 2004.

     Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                                     PART I

ITEM 1.  BUSINESS

Javo(R) Beverage Company, Inc. (the "Company" or "Javo") was originally incorporated in Washington as North West Converters, Inc. on February 9, 1987. In June of 1999, the Company changed its name to La Jolla Fresh Squeezed Coffee(TM)Co., Inc. and its Board of Directors ratified the acquisition of the assets of Stephen's Coffee, Inc. and the merger with Stephen's Coffee Holding, Inc. On February 22, 2000, the Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to Sorisole pursuant to Rule 12g-3 of the Securities Exchange Act of 1934 and subject to the reporting requirements of the Securities & Exchange Commission. On August 21, 2002, the Company reincorporated from Washington State to the state of Delaware and simultaneously changed its name to Javo Beverage Company, Inc.

Javo(R) Beverage Company is a manufacturer of coffee concentrates, extracts and beverages serving the foodservice, food and beverage manufacturing, and retail industries. For foodservice operators, Javo combines great tasting specialty coffees and coffee-flavored beverages with the added convenience and efficiency of dispenser based systems. Javo supplies customized coffee beverage formulations, extracts and flavors to food and beverage processors and retailers looking for authentic and robust coffee flavor for their packaged foods and ready-to-drink beverages.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
-----------------------------------------------------------------------------

This report on Form 10-KSB contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All of the non-historical information herein is forward-looking. The forward-looking statements included herein and elsewhere in this filing are based on, among other items, current assumptions that the Company will reach a point at which it will be able to meet its operating cash and debt service requirements with internally generated funds, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the coffee and ingredient industries will not change in a manner that materially and adversely affects the Company's current or future operations, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse changes affecting the Company's operations or business. Related or other factors that could cause results to vary materially from current expectations are discussed below in this
Part 1, Item 1 entitled "Risk Factors" and elsewhere in this report on Form 10-KSB. Assumptions relating to forward-looking statements involve judgments about matters that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. The Company does not undertake to update any forward-looking statements made herein, and shall do so only as and when the Company determines to do so. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers are cautioned against giving undue weight to forward-looking statements and are asked to consider all of the factors referred to herein, in subsequent filings by the Company with the Securities and Exchange Commission or elsewhere.

PRODUCTS

Javo has developed significant expertise in the formulation and extraction of coffee and coffee flavored beverages that has uniquely positioned the Company to service the growing demand for coffee flavored products. The Company has developed and commercialized proprietary technologies for brewing coffee concentrates and extracts, and formulating coffee flavored beverages that enable it to fulfill its mission of removing the operational barriers to serving popular specialty coffee and coffee beverages in nearly any type of venue.

To address the needs of high volume food service operators like: hospitals, casinos, hotels, sports parks, universities, military bases and caterers who are challenged to serve a consistent, high quality cup of coffee in the volumes that their business require, Javo offers a varietyof coffee concentrates that are conveniently served from dispensing equipment (similar to juice and soda machines) or hand mixed from bottles. The Javo(R) brand coffee concentrates arrive to the operator in refrigerated bag-in-box packages ready for loading into coffee concentrate dispensers that prepare hot coffee on demand.

For these same food service operators looking for ways to offer increasingly popular specialty iced coffee and coffee flavored beverages, Javo offers a line of coffee beverages capable of being dispensed from an existing asset base of traditional juice equipment. These products are offered in packages fitting a range of dispensing formats and available in 2-3 gallon case sizes. To service non-dispensing operating systems, Javo offers convenient coffee based mixes in shelf stable packages. Operators may easily combine these products with water, milk and ice to serve specialty coffee drinks without the requirement of expensive espresso equipment.

Javo participates directly with independent and chain specialty coffee locations with products that take the most difficult steps out of the preparation of iced and blended coffee flavored beverages. Available in shelf stable, non-refrigerated 32 oz. packaging, Javo's unsweetened espresso and ice blended coffee drink mixes simplify and speed the preparation of these complex drinks at specialty coffee shops, kiosks and bars.

Finally, Javo enables quality minded food and beverage processors to better align their product portfolios to reflect the growing importance of coffee flavors and ready to drink coffee flavored beverages. Javo supplies bulk coffee extracts and increasingly entire flavor systems, product formulation and production services for it customers' retail and food service products, like ready to drink lattes, meal replacement drinks, ice creams, yogurts and energy bars.

SALES ORGANIZATION

The Company is currently expanding its sales force to communicate its strong value propositions within its primary sales channels. The direct customer for Javo's dispensed and hand mix coffee products are broadline (SYSCO and US Foodservice) and specialty coffee distributors. Javo employs a direct sales force to service and add to its distributor customer base and to make direct operator calls in its covered markets. Additionally, for some specialty markets the Company utilizes brand partners to sell its coffee program under a co-branded or private label program.

Javo's dispensed coffee flavored beverages were developed to work as an alternative, high-margin coffee beverage in existing juice dispensing equipment. As such, the Company's direct customers are the companies that supply primarily juice concentrates plus own and service this type of equipment. The Company employs a distributor sales representative to leverage the considerable sales forces of large dispensing equipment owners.

Of the more than 16,000 specialty coffee shops in the United States, more than 10,000 are multi-unit operators. Due to its concentrated structure and the strong value proposition of Javo's shelf stable espresso and iced coffee mixes, the Company expects to rapidly become a factor in this food service segment utilizing its own chain accounts sales team to sell specialty coffee shops.

The Company estimates that the industrial market for coffee flavoring systems for food and beverage processors to be in excess of $ 1 billion and growing at a greater than 10% rate due to the proliferation of coffee flavored products in the U.S. and around the world. To sell this wide and in some cases fragmented market, Javo utilizes a combination of direct sales and the sales resources of its flavor house partner: WILD Flavors. As one of the leading flavor companies in the world, WILD has sales and formulation resources available in over 50 countries.

COMPETITION

For its coffee concentrate business, Javo has only a few significant direct competitors in the United States. The largest is Douwe Egberts Coffee Systems, a division of Sara Lee Corporation. While Douwe Egberts has a full range of coffee products in Europe, here the Company offers a line of coffee concentrates sold for use in proprietary dispensers. Manufactured in Europe, the products are frozen and shipped to frozen storage facilities in the United States. Douwe Egberts competitive strength lies in its size, financial strength and long history in the coffee business. Its disadvantages versus Javo typically have to do with flavor, the operational difficulty of thawing prior to use and a common price premium of 10-15% per cup.

Other participants in the dispensed coffee concentrate market include Vitality Foodservice, a U.S.-based beverage company focused primarily on juices, who offers a frozen coffee product used in a proprietary dispenser. Based in Tampa, Florida, Vitality's coffee concentrates enjoy a strong market position in the cruise line industry.

The Company's coffee flavored beverages and drink mixes have a very small number of direct competitors and compete broadly with a variety of syrups and powdered mixes that have traditionally been used to prepare specialty coffee drinks. Nearly all of these indirect competitors offer solutions with relatively poor coffee flavor or elaborate preparation methods that the Company's products eliminate.

Javo has no known large, direct competitors for bulk liquid coffee extracts and flavor systems. The food and beverage industry has typically used soluble (dry instant) coffee to flavor their products, sacrificing flavor. The Company's high quality, flavorful extracts work extremely well in flavoring new consumer products that are attempting to take advantage of unique, refined flavors coming out of the specialty coffee industry.

MARKETING

The Company has registered its trademark, `Javo(R)' as part of it process of building a strong and attractive brand. It has developed and makes available to the operator customers of its coffee and coffee-flavored beverage products a full set of merchandising materials to promote the drinking of its products and increase the strength of its underlying brand.

The Company has also made and will continue to make investments in trade shows, public relations, direct marketing and limited advertising to generate distributor and operator leads for its coffee products.

OPERATIONS

The Company operates a facility in Vista, California. This facility houses all of the Company's operations including its corporate offices and manufacturing infrastructure. At this facility, green coffee is received, roasted and ground, extracted, and finally packaged into the appropriate format.

Javo's concentrates and extracts use a variety of coffees from various parts of the world. Javo purchases the green coffee through coffee brokers and importers. The availability, price, and quality of coffee beans fluctuate throughout the year based on weather, supply and other factors typically associated with global agricultural commodities. The variety of beans that the Company uses generally tend to be readily available as compared to coffee beans in general. The Company, where possible, also identifies equivalent varieties that can act as a substitute in the event of the unavailability of a particular variety. Nevertheless, the Company is dependent upon consistent access to green coffee to maintain its operations.

For roasting, the Company primarily roasts in house, but also purchases roasted beans from outside roasters. The Company also extracts other coffee companies' roasted beans for them.

The Company is in the process of upgrading both its pre- and post-extraction processing infrastructure. This is expected to both significantly improve product quality and expand the Company's manufacturing capacity.

The Vista facility also houses the Company's laboratory where the Company performs product design and formulation work both for its own products and for those of its customers.

INTELLECTUAL PROPERTY

The Company currently relies on trade secret protection using both contractual and physical measures as its means of protecting the proprietary processes and information it has developed and compiled. The Company has not sought patent protection given that it would require a detailed disclosure of the proprietary methods being patented. Monitoring infringement of such a patent would be difficult and the potential for competitors to circumvent such a patent might be significant. Nevertheless, trade secret protection also has its disadvantages as a form of intellectual property protection relying on internal steps taken to keep proprietary information confidential. In commercializing its processes, the Company must disclose certain aspects of its trade secrets to outside parties who agree to be bound by confidentiality agreements. If such an agreement is materially violated, the Company could incur significant expense and what management believes is one of its competitive advantages could be compromised. The Company has substantially completed the development of its extraction methods, but will continue to refine its process to improve product stability, quality, and yield.

The Company has also registered its trademark, "Javo" with the United States Patent and Trademark Office.

EMPLOYEES

As of March 22, 2004, the Company employs 18 full-time employees. The Company also uses outside consultants and other independent contractors from time to time.

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

Presently, the Company has a relatively fixed amount of liquid assets with which to pay its expenses. Management's current business plans rely on growth in future revenue to supplement its liquid assets. There can be no assurance that additional capital, if necessary, will be available to the Company, or if available, on favorable terms. If adequate funds are required and not available, the Company may be required to curtail operations or to obtain funds on unfavorable terms.

THE COMPANY HAS A LIMITED OPERATING HISTORY.

The Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must be considered speculative considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically, the risk inherent in the development of specialty coffee products such as liquid coffee concentrates. Over the course of 2002, the Company began its transition from a largely research and development based operation into a manufacturing company and continues to expand and improve its manufacturing infrastructure. There can be no assurance that unanticipated problems will not occur that would result in material delays in future product commercialization or that our efforts will result in successful product and service commercialization. There can be no assurance that the Company will be able to achieve profitable operations.

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

THE COMPANY IS IN A VERY COMPETITIVE INDUSTRY.

Competition to provide coffee products is intense and Javo expects the competition to increase. The Company competes directly with other companies that have developed and are in the process of developing products that will be competitive with the products developed and offered by Javo. There can be no assurance that other products that are functionally equivalent or similar to Javo products have not been developed or are not in development. We expect that there are companies or businesses that may have developed or are developing such products. There are other companies and businesses that have the expertise to do so and significant success in the marketplace could encourage them to develop and market products directly competitive with those developed and marketed by Javo. As a result of the size and breadth of certain of Javo's competitors, such competitors have been and will be able to establish managed accounts by which they seek to gain a disproportionate share of users for their products. Such managed accounts can present significant competitive barriers to Javo.

THE COMPANY RELIES ON A RELATIVELY NEW AND PROPRIETARY EXTRACTION PROCESS.

Over roughly the past decade, the Company has developed what management believes is a new and novel method of extracting roasted, ground coffee into a liquid concentrate. The Company also believes that it derives a competitive advantage versus other liquid concentrate manufacturers from the quality of concentrate that this process produces. The Company currently relies on trade secret protection to prevent others from using this process. Trade secret protection is only as effective as the Company's ability to keep the essential and material aspects of its process secret using contractual and physical measures. There is no guarantee that the Company's efforts in this regard can or will prevent a competitor from obtaining the Company's secrets or from independently developing the same or similar process. The Company may seek patent protection for certain aspects of its processes upon achieving greater financial strength, but there are no guarantees that any aspect of the process is patentable.

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

ITEM 2.  PROPERTY

Javo's facilities, including its principal executive offices are located in Vista, California in San Diego County. The Company entered into a seven-year lease of an approximately 38,000 square foot building on June 30, 2002. In September and October of 2002, following the completion of tenant improvements, the Company relocated from its Miramar facility in San Diego to a new facility in Vista, California. The Vista facility houses Javo's entire operation as well as those of its principal roaster.

ITEM 3.  LEGAL PROCEEDINGS

At the present time the Company has no outstanding legal proceedings.

From time to time, the Company is involved in various litigation matters arising out of the normal conduct of its business, including litigation relating to commercial transactions, contracts and other matters. In the opinion of management, the final outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of stockholders during the final quarter of fiscal year 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "JAVO." The reported highest and lowest prices for the Common Stock for each quarter as reported by the NASDAQ OTC Bulletin Board are shown below for fiscal years 2002 and 2003 and March 22 of the first quarter of 2004. These quotations represent prices between dealers and do not include retail markup, markdown or commission nor do they represent actual transactions.

                                                 HIGH                   LOW

2002
         First Quarter                         $0.3600                $0.0800
         Second Quarter                        $0.3350                $0.1400
         Third Quarter                         $0.5100                $0.2600
         Fourth Quarter                        $0.4700                $0.2500

2003
          First Quarter                        $0.2800                $0.1600
          Second Quarter                       $0.3600                $0.1500
          Third Quarter                        $0.3200                $0.1800
          Fourth Quarter                       $0.1900                $0.1500

2004
          First Quarter through March 22       $0.5000                $0.1500

SHAREHOLDERS

As of December 31, 2003, the Company had approximately 624 holders of record of our Common Stock and 141,046,434 shares of Common Stock outstanding.

DIVIDENDS

The Company has not declared a dividend during the past two fiscal years, or since the end of the last fiscal year.

SALES AND ISSUANCES OF UNREGISTERED SECURITIES

From December 1999 through June 2001, the Company issued 9,938,981 shares of its Common Stock to forty-three individuals in return for $1,021,175 or an average of $0.10 per share. The Company is relying on the exemption from registration pursuant to Regulation D of the Securities Act of 1933 for these issuances.

From September 2001 through December 2001, the Company issued 3,736,250 shares of its Common Stock to nine individuals in return for $149,450 or $0.04 per share. In addition to the shares, the nine individuals received one-year warrants for the purchase of 1,868,125 at $0.20 per share, which expired on or before December 31, 2002. The Company is relying on the exemption from registration pursuant to Regulation D of the Securities Act of 1933 for these issuances.

From February through March 2002, the Company issued 15,000,000 shares at $0.075 per share in connection with the private placement offering for a $1,000,000 bridge loan, which was funded in February 2002. The Company recorded expenses in connection with the issuances of $1,125,000. From April through June 2002, as the second phase of the offering, the Company issued 30,000,000 shares at $0.17 per share in connection with a second phase of this private placement offering for a $5,000,000 loan, which was funded in April 2002. In connection with the stock issuance for the second phase offering, the Company capitalized and is amortizing into expense over the five years of the debts $2,400,000. The Company is relying on the exemption from registration pursuant to Regulation D of the Securities Act of 1933 for these issuances.

From January through December 2003 pursuant to a Private Placement Memorandum, the Company issued a total of 36,000,000 shares of Common Stock at an average of $0.13 per share in connection with a $6,000,000 private debt placement. The 36,000,000 shares comprising the equity portion of the offering had been contributed to the Company's stock treasury by members of executive management of the Company. In connection with the stock issuance for this debt offering, the Company capitalized a non-cash discount against the debt of $2,880,000 and recorded a non-cash expense for stock issuance of $1,800,000. The Company is relying on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

2002 EXECUTIVE ISSUANCE

In January 2002, the Company issued 17,975,646 shares at $0.04 per share to key employees and executives based on employment with the Company. The shares issued were subject to forfeiture according to related employment agreements. The Company recorded non-cash expenses in connection with the issuances of $719,026. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The majority of these shares were recently returned to the Company stock treasury in March and April of 2003 as part of a total contribution to treasury by the five members of the Company's management of 36,000,000 shares of Common Stock.

STOCK ISSUANCES FOR DISPUTE SETTLEMENTS

From September through December 2001, the Company issued 520,000 shares of its Common Stock to seven individuals in negotiated settlement of disputes. The Company recorded non-cash expenses for the issuances of $20,800 or $0.04 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK ISSUANCES FOR THIRD PARTY SERVICES

From April through December of 2001, the Company agreed to issue 3,465,910 shares of its Common Stock to twenty individuals and/or companies for services provided to the Company. The Company recorded non-cash expenses for the issuances of $200,144. The offering was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In June 2002, the Company issued 67,000 shares at $0.14 per share for consulting services rendered. The Company recorded non-cash expenses for the issuance of $10,000. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2002, the Company issued 41,561 shares at $0.32 per share in payment for consulting services. The Company recorded non-cash expenses for the issuance of $13,300. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2003, the Company issued 100,000 shares of common stock at $0.13 per share to a consulting firm for services. The Company recorded a non-cash expense for the issuances of $13,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2003, the Company issued 500,000 shares of common stock at $0.13 per share to an independent consultant for services. The Company recorded a non-cash expense for the issuances of $65,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In September 2003, the Company issued 500,000 shares of common stock at $0.14 per share to a consulting firm and an individual for services. The Company recorded a non-cash expense for the issuances of $70,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK ISSUANCES TO EMPLOYEES FOR SERVICES

From February through June 2001, the Company agreed to issue 1,012,000 shares of its Common Stock to three of its employees for past services. The Company recorded a non-cash expense for the issuances of $85,425. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In addition, one of the above employees in March 2001 purchased 62,500 shares of stock for $5,000 cash. The issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In June 2002, the Company issued 400,000 shares at $0.14 per share to employees in connection with their employment. A significant portion of the shares issued are subject to forfeiture according to terms of their employment. The Company recorded a non-cash expense for the issuances of $56,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In July 2002, the Company issued 5,000 shares at $0.17 per share to an employee in connection with their employment. A significant portion of the shares issued are subject to forfeiture according to terms of their employment. The Company recorded a non-cash expense for the issuances of $850. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2003, the Company issued 275,000 shares of common stock at $0.16 per share to two employees pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $44,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In February 2003, the Company issued 121,000 shares of common stock at $0.13 per share to two employees pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $15,730. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2003, the Company issued 4,000 shares of common stock at $0.13 per share to an employee pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $520. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2003, the Company issued 50,000 shares of common stock at $0.13 per share to two employees pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $6,500. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2003, the Company cancelled 85,000 shares of common stock previously issued to four employees pursuant to their employment agreements.

In November 2003, the Company issued 215,000 shares of common stock at $0.12 per share to three employees pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $25,800. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In November 2003, the Company cancelled 165,000 shares of common stock previously issued to two employees pursuant to their employment agreements.

In December 2003, the Company cancelled 40,000 shares of common stock previously issued to one employee pursuant to their employment agreement.

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

WARRANTS ISSUED AND EXERCISED

In December 2002, the Company issued 12,500 shares for $2,500 in connection with the exercise of a warrant held at $0.20 per share. The Company is relying on exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2002, the Company issued 150,000 shares for $12,750 in connection with the exercise of warrants held at $0.085 per share. The Company is relying on exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

In January 2003, the Company issued 250,000 shares for $50,000 in connection with the exercise of warrants held at $0.085 per share. The Company is relying on exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

In 2003, the Company issued warrants for the purchase of 62,355 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $10,959 for the issuance of the warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.

For years ended December 31, 2003 and 2002

REVENUES

The revenues in 2003 increased to $661,594 from $605,655 received in 2002. The increase of $55,939 or 9.2% in sales is primarily due to an increase in foodservice sales and due to better results from our sales efforts for Down-the-Street customers. Down-the-Street customers are businesses such as restaurants, hotels, hospitals and health care facilities that are not part of a chain of more then 20 locations. The gains in foodservice sales were offset by a reduction in sales of its ingredient extracts. The Company anticipates substantial growth in sales of its ingredient extracts, its foodservice bag-in-box and hand mix products and its new coffee flavored beverage products in 2004.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $443,043 in 2003 compared to $964,836 in 2002, a decrease of $521,793 or 54.1%. The significant decrease was primarily due to reduced research and development overall costs as the Company concentrated on selling its products and the non-recurring expense for an outside scientific consultation of $159,339.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for 2003 were $1,006,213 compared to $1,061,988 in 2002. The decrease of $55,775 or 5.3% is primarily attributed to the reduction in outside broker commissions of $244,113 incurred in 2002 offset by the increase in in-house sales personnel and related sales expenses in 2003 of $188,338.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for 2003 were $1,822,641 compared to $2,088,372 in 2002. The decrease of $265,731 or 12.7% is primarily due to a decrease in non-cash expense related to issuance of stock in connection with Executives' employment agreements of $789,209, reduced outside legal expenses of $65,801, offset by increased payroll and related costs for staffing finance & accounting of $99,225, a reduction in the allocation of overhead expenses to research and development, an increase in non-cash depreciation expense of $120,771, an increase in non-cash expense for issuing stock for services of $130,756 and overhead due to occupying its Vista 38,000 square foot facility for the entire year 2003 of $209,730.

OTHER INCOME/EXPENSES

Other income/expenses were $3,193,729 in 2003 compared to $1,872,528 in 2002. The increase in other income/expenses of $1,321,201 or 70.6% is primarily attributable to an increase in the non-cash expense for its 2003 debt offering loan fee of $675,000, an increase in interest expense of $607,446 and a decrease in interest income of $37,621.

NET LOSS

The net loss for the Company for 2003 was ($6,251,452) compared to ($6,017,642) in 2002, an increase of ($233,810) or 3.9%. The increase was primarily due to non-cash expenses related to issuance of stock in connection with its debt of $675,000, and an increase in interest expense of $607,446, offset by a decrease in research and development expenses of $521,793, a decrease in sales and marketing expenses of $55,775, a decrease in general and administrative expenses of $276,690 and an increase gross profits of $244,092.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flow from operations each year since inception. Through December 31, 2003, it had incurred an accumulated deficit of $23,115,136 and had consumed cash from operations and financing in excess of $10.8 million. It had financed operations since inception primarily through capital contributions from its founder, related-party loans, private placements of its Common Stock and debt offerings. The Company completed funding a $6,000,000 through a private placement of units of debt with Common Stock in the final quarter 2003. The remaining cash from the net proceeds of the offering of approximately $2,687,000 at December 31, 2003, and the anticipated cash flow from increased sales and gross profits in 2004 should provide adequate capital to fund operations, sales growth and any required capital expenditures through the Company's anticipated cash flow breakeven.

In December, 2001, and January, 2002, the Company developed a two-phase private placement of debt with an equity component, and began engaging its key employees and executives through employment agreements and converting its growing liability to its key employees and executives for accrued compensation and expenses into Common Stock. In January, 2002, the Company agreed to issue 22.2 million shares of its Common Stock at $0.04 to its five key executives for all past services, company expenses and cash advances to the Company. In addition, the Company entered into five-year employment agreements with its five key executives, which sets initial compensation levels and provides an additional
17.44 million shares subject to potential right of repurchase by the Company. The five highest ranking executives recently contributed 36,000,000 shares of Common Stock to the Company's stock treasury to facilitate the recently completed $6,000,000 private placement offering.

On February 8, 2002, the Company closed a one-year bridge loan debt offering for $1,000,000 - phase one of the private placement offering. The bridge loan resulted in net cash to the Company of $950,000. The Company issued 15 million shares of its Common Stock in connection with the bridge loan financing. The funds were used to pay current and past trade payables, to acquire coffee to execute its current sales orders, to acquire production equipment, to engage sales organizations for sale of its coffee concentrates to chain food service stores and to provide operating capital.

On April 11, 2002, the Company closed a series of five-year loans for a total of $5,000,000 - phase two contemplated by the private placement. No payments are due on the phase two loan until April 2007. Phase two of the private placement resulted in repayment of the $1,000,000 one-year bridge loan netting the Company $4,000,000 before selling expense. In connection with the phase two debt offering, the Company agreed to issue an additional 30,000,000 shares of its Common Stock. The Company used the proceeds of the offering to commercialize its products, to build out its 38,000 square foot facility in Vista, California, to increase its production capacity, to hire additional personnel in sales, quality assurance/quality control, accounting, and to fund operating deficits.

During the year 2003 the Company closed a series of five-year loans for a total of $6,000,000 through private placements. The loans were funded in increments through the year 2004 with the bulk in the fourth quarter of 2003. In connection with the debt offering, the Company agreed to issue an additional 36,000,000 shares of its Common Stock. The 36,000,000 shares had been returned to the Company treasury by its five top executives. The Company has and will continue to use the funds from the debt offering to fund additional personnel, sales and marketing costs, improvement to its production facilities and to fund operating deficits.

See `Risk Factors' in Item 1 of this Report which are incorporated by reference into this Item 6 in their entirety.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

                           JAVO BEVERAGE COMPANY, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS

         Balance Sheet                                                       F-2

         Statements of Operations                                            F-3

         Statements of Stockholders' Deficit                                 F-4

         Statements of Cash Flows                                            F-6

         Notes to Financial Statements                                       F-7

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors
Javo Beverage Company, Inc.

We have audited the accompanying balance sheet of Javo Beverage Company, Inc. (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javo Beverage Company, Inc. as of December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.





                                                      Hurley & Company
Granada Hills, California
February 18, 2004

                           JAVO BEVERAGE COMPANY, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                        $  2,687,708
  Accounts receivable, net of allowance for doubtful
    accounts of $2,103                                                   78,670
  Employee advances                                                      16,074
  Inventory, net of reserve for obsolescence of $128,204                125,798
                                                                   -------------

     Total current assets                                             2,908,250

PROPERTY AND EQUIPMENT, NET                                             692,967

OTHER ASSETS
  Deposits                                                              277,548
  Loan fee, net of accumulated amortization of $191,410                 622,140
                                                                   -------------

     Total other assets                                                 899,688
                                                                   -------------

     Total assets                                                  $  4,500,905
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                            $    401,302
  Accrued payroll and related benefits                                    7,587
                                                                   -------------

     Total current liabilities                                          408,889

Long-term debt                                                       11,000,000

Unamortized discount on long-term debt                               (4,294,729)
                                                                   -------------

     Net long-term debt                                               6,705,271

Accrued long-term interest payable                                    1,008,029


Commitments and contingencies                                                --
                                                                   -------------

     Total liabilities                                                8,122,189
                                                                   -------------

STOCKHOLDERS' DEFICIT:

Common stock, $0.001 par value, 150,000,000 shares authorized,
    141,046,434 shares issued and outstanding                           141,046
Additional paid in capital                                           19,352,483
Warrants outstanding                                                    315,323
Stock subscription receivable                                          (315,000)
Accumulated deficit                                                 (23,115,136)
                                                                   -------------

     Total stockholders' deficit                                     (3,621,284)
                                                                   -------------

     Total liabilities and stockholders' deficit                   $  4,500,905
                                                                   =============


   The accompanying notes are an integral part of these financial statements.

                                     JAVO BEVERAGE COMPANY, INC.
                                      STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                           2003                2002
                                                                      --------------      --------------

Net sales                                                             $     661,594       $     605,655

Cost of sales                                                               447,420             635,573
                                                                      --------------      --------------

     Gross loss                                                             214,174             (29,918)

Operating expenses:
  Research and development                                                  443,043             964,836
  Selling and marketing                                                   1,006,213           1,061,988
  General and administrative                                              1,822,641           2,088,372
                                                                      --------------      --------------

     Total operating expenses                                             3,271,897           4,115,196
                                                                      --------------      --------------

     Loss from operations                                                (3,057,723)         (4,145,114)
                                                                      --------------      --------------

Other income (expenses):
  Loan fee                                                               (1,800,000)         (1,125,000)
  Interest expense                                                       (1,397,241)           (789,795)
  Interest income                                                             4,646              42,267

  Loss on disposal of assets                                                 (1,134)                 --
                                                                      --------------      --------------

     Total other income (expense)                                        (3,193,729)         (1,872,528)
                                                                      --------------      --------------

     Net loss                                                         $  (6,251,452)      $  (6,017,642)
                                                                      ==============      ==============

Basic and diluted loss per share                                      $       (0.05)      $       (0.05)
                                                                      ==============      ==============

Weighted average number of shares outstanding, basic and diluted        118,763,068         130,553,290
                                                                      ==============      ==============


             The accompanying notes are an integral part of these financial statements.

                                                F-3

                                          JAVO BEVERAGE COMPANY, INC.
                                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                              Additional
                                                Common Stock                   Paid-in
                                          Shares             Amount            Capital
                                       -------------      -------------      -------------

Balances at January 1, 2002              54,423,854       $     54,424       $ 10,531,044

Shares issued to employees
  in January 2002 at $0.04
  per share (fair value)
  for expenses                           23,907,473             23,907            936,516

Shares issued to employees
  in January 2002 at $0.04
  per share (fair value)
  per employment agreements              17,975,646             17,976            701,051

Shares issued for correction                  1,000                  1                 (1)

Shares issued at $0.075 per
  share in connection with
  loan payable                           15,000,000             15,000          1,110,000

Receipt of stock
  subscription cash                              --                 --                 --

Shares issued at $0.08 per
  share in connection with
  loan payable                           30,000,000             30,000          2,370,000

Shares issued for services
  at $0.14 per share                         67,000                 67              9,933

Shares issued to employees
  at $0.14 per share                        600,000                600             83,400

Shares cancelled per
  agreement with former
  executive                              (2,862,600)            (2,863)          (531,512)

Warrants issued at a strike
  price of $0.1875 per
  agreement with former executive                --                 --           (304,364)

Shares issued at $0.17 per
  share to employees per
  employment agreements                       5,000                  5                845

Shares issued in August 2002
  at $0.32 per share for
  services                                   41,561                 42             13,258

Warrants exercised at $0.20
  per share                                  12,500                 12              2,488

Warrants exercised at $0.085
  per share                                 150,000                150             12,600

(CONTINUED)


                                       Accumulated         Warrants         Subscription
                                         Deficit          Outstanding        Receivable           Total
                                       -------------      -------------     -------------      -------------

Balances at January 1, 2002            $(10,846,042)      $         --      $ (1,059,375)      $ (1,319,949)

Shares issued to employees
  in January 2002 at $0.04
  per share (fair value)
  for expenses                                   --                 --                --            960,423

Shares issued to employees
  in January 2002 at $0.04
  per share (fair value)
  per employment agreements                      --                 --                --            719,027

Shares issued for correction                     --                 --                --                 --

Shares issued at $0.075 per
  share in connection with
  loan payable                                   --                 --                --          1,125,000

Receipt of stock
  subscription cash                              --                 --            15,000             15,000

Shares issued at $0.08 per
  share in connection with
  loan payable                                   --                 --                --          2,400,000

Shares issued for services
  at $0.14 per share                             --                 --                --             10,000

Shares issued to employees
  at $0.14 per share                             --                 --                --             84,000

Shares cancelled per
  agreement with former
  executive                                      --                 --           534,375                 --

Warrants issued at a strike
  price of $0.1875 per
  agreement with former executive                --            304,364                --                 --

Shares issued at $0.17 per
  share to employees per
  employment agreements                          --                 --                --                850

Shares issued in August 2002
  at $0.32 per share for
  services                                       --                 --                --             13,300

Warrants exercised at $0.20
  per share                                      --                 --                --              2,500

Warrants exercised at $0.085
  per share                                      --                 --                --             12,750


(NEXT PAGE)


                                          JAVO BEVERAGE COMPANY, INC.
                                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                              Additional
                                                Common Stock                   Paid-in
                                          Shares             Amount            Capital
                                       -------------      -------------      -------------

Net loss                                         --       $         --       $         --
                                       -------------      -------------      -------------

Balance at December 31, 2002            139,321,434            139,321         14,935,258

Shares issued at $0.13 per
  share in connection with
  loan payable                           36,000,000             36,000          4,644,000

Shares issued to employees
  at $0.16                                   55,000                 55              8,745

Shares issued for exercised
  warrants at $0.20                         250,000                250             49,750

Shares issued for services
  at $0.13                                  700,000                700             90,300

Shares issued to employees
  at $0.13                                   35,000                 35              4,515

Shares contributed by
  officers                              (36,000,000)           (36,000)          (474,000)

Shares issued for services
  at $0.14                                  500,000                500             69,500

Shares issued to employees
  at $0.12                                  215,000                215             25,585

Shares issued to employees
  canceled at $0.04                         (30,000)               (30)            (1,170)

62,535 warrants issued at
  strike price of $0.85 per
  agreement with consultant                      --                 --                 --


Net loss                                         --                 --                 --
                                       -------------      -------------      -------------

Balance at December 31, 2003            141,046,434       $    141,046       $ 19,352,483
                                       =============      =============      =============

(CONTINUED)

                                       Accumulated         Warrants         Subscription
                                         Deficit          Outstanding        Receivable           Total
                                       -------------      -------------     -------------      -------------

Net loss                               $ (6,017,642)      $         --      $         --       $ (6,017,642)
                                       -------------      -------------     -------------      -------------

Balance at December 31, 2002            (16,863,684)           304,364          (510,000)        (1,994,741)

Shares issued at $0.13 per
  share in connection with
  loan payable                                   --                 --          (315,000)         4,365,000

Shares issued to employees
  at $0.16                                       --                 --                --              8,800

Shares issued for exercised
  warrants at $0.20                              --                 --                --             50,000

Shares issued for services
  at $0.13                                       --                 --                --             91,000

Shares issued to employees
  at $0.13                                       --                 --                --              4,550

Shares contributed by
  officers                                       --                 --           510,000                 --

Shares issued for services
  at $0.14                                       --                 --                --             70,000

Shares issued to employees
  at $0.12                                       --                 --                --             25,800

Shares issued to employees
  canceled at $0.04                              --                 --                --             (1,200)

62,535 warrants issued at
  strike price of $0.85 per
  agreement with consultant                      --             10,959                --             10,959


Net loss                                 (6,251,452)                --                --         (6,251,452)
                                       -------------      -------------     -------------      -------------

Balance at December 31, 2003           $(23,115,136)      $    315,323      $   (315,000)      $ (3,621,284)
                                       =============      =============     =============      =============


                  The accompanying notes are an integral part of these financial statements.

                                                    F-5

                                          JAVO BEVERAGE COMPANY, INC.
                                           STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                      2003               2002
                                                                                   ------------      ------------
Cash flows from operating activities:
  Net loss                                                                         $(6,251,452)      $(6,017,642)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      906,780           523,235
    Issuance of common stock and warrants for services                                 171,959            23,300
    Issuance of common stock for compensation                                           37,950           803,877
    Issuance of common stock for loan fee                                                   --         1,125,000
    Issuance of common stock to related parties for expenses paid                           --           960,423
    Loss on disposal of assets                                                           1,134                --
    Changes in operating assets and liabilities:
      Accounts receivable                                                              (16,492)          (70,840)
      Inventory                                                                         24,202          (142,775)
      Deposits                                                                        (224,711)          (52,837)
      Other assets                                                                       2,611            (5,127)
      Accounts payable and accrued expenses                                             40,092          (529,974)
      Accrued payroll and related benefits                                             (24,342)         (373,658)
      Accrued interest payable                                                         639,973           368,056
      Other current liabilities                                                        (24,809)          (15,500)
                                                                                   ------------      ------------
      Net cash used in operating activities                                         (4,717,105)       (3,404,462)

Cash flows from investing activities:
  Proceeds from disposal of equipment                                                      836                --
  Purchases of property and equipment                                                 (241,026)         (606,505)
                                                                                   ------------      ------------
      Net cash used in investing activities                                           (240,190)         (606,505)

Cash flows from financing activities:
  Proceeds from long-term debt                                                       5,385,000         2,900,000
  Loan fee                                                                            (313,550)         (500,000)
  Payments on related party loans                                                           --           (95,280)
  Payment received on stock subscription                                                    --            15,000
  Issuance of stock for cash                                                         1,849,550         2,415,250
                                                                                   ------------      ------------

      Net cash provided by financing activities                                      6,921,000         4,734,970

      Net change in cash and cash equivalents                                        1,963,705           724,003

      Cash and cash equivalents at beginning of period                                 724,003                --
                                                                                   ------------      ------------

      Cash and cash equivalents at end of period                                   $ 2,687,708       $   724,003
                                                                                   ============      ============

Non cash financing activities:
      Stock subscription note cancelled                                            $   510,000       $        --
      Stock issued for subscription                                                   (315,000)               --

Supplemental cash flow information:
      Cash paid for interest                                                       $        --       $    68,156
      Cash paid for income taxes                                                         1,600             4,000


                  The accompanying notes are an integral part of these financial statements.

                                                      F-6

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Concentration of Credit Risk
----------------------------

The Company purchases certain products from five suppliers, which accounted for approximately 85% and 65% of total purchases in 2003 and 2002, respectively. Management does not believe that the loss of these suppliers could have a severe impact on the result of operations.

Revenue Recognition
-------------------

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs
-----------------

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $38,193 and $81,980 for the years ended December 31, 2003 and 2002, respectively.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment to SFAS 123", effective for fiscal years ending after December 12, 2002, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Company's financial statements, as the Company already accounts for stock-based compensation using the fair value method.

Loss Per Share
--------------

Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock options, warrants and other convertible securities. The Company did not have any potentially dilutive common stock equivalents as of December 31, 2003.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3.  BASIS OF PRESENTATION

During the two years ended December 31, 2003 and 2002, the Company had recurring losses while trying to find its niche in the retail coffee market. The Company exited the development stage at the end of 2001, but still has not developed sufficient revenues to cover its operating expenses. The Company has working capital of approximately $2,500,000, but a stockholder deficit of over $3,600,000 and losses from operations the last two years have been significant. Management is confident that the Company's working capital is sufficient to cover its capital requirements through 2004.

Management's plans to become profitable involve expanding its sales force to further introduce its products across the country.

It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate if it is to continue operations and meet its commitments. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to meet its' sales targets.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 4.  MAJOR CUSTOMERS

During the year ended December 31, 2003, the Company had sales to three major customers, Yocream, which accounted for 31% of sales, WP Beverage Partners, which accounted for 19% of sales, and Sysco Foods Los Angeles, which accounted for 14% of sales. During 2002, it had sales to a major customer; Yocream, which accounted for 86% of sales.

NOTE 5.  INVENTORY

Inventory at December 31, 2003 consists of the following:


                  Raw materials                                       $ 234,399
                  Finished goods                                         19,603
                                                                      ----------
                                                                        254,002
                  Reserve for obsolescence                             (128,204)
                                                                      ----------
                                                                      $ 125,798
                                                                      ==========



NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2003:

                  Production equipment                                $ 837,300
                  Office equipment                                       54,043
                  Leasehold improvements                                 81,431
                                                                      ----------

                  Total cost                                            972,774

                  Less accumulated depreciation                        (279,807)
                                                                      ----------

                                                                      $ 692,967
                                                                      ==========

During the years ended December 31, 2003 and 2002, depreciation expense totaled $155,377 and $97,958, respectively.

NOTE 7.  INTANGIBLE ASSETS

The Company recorded loan fees of $313,550 and $500,000 during the years ended December 31, 2003 and 2002, respectively, which represented a 10% commission paid in connection with its private placement debt offerings (see Note 8 below). These fees are being amortized over the five-year life of the loans. Amortization expense as of December 31, 2003 and 2002 was $119,466 and $71,944, respectively, and the estimated amortization expense for the next five fiscal years is as follows:

                  Year ending December 31, 2004                        $162,710
                  Year ending December 31, 2005                         162,710
                  Year ending December 31, 2006                         162,710
                  Year ending December 31, 2007                          90,766
                  Year ending December 31, 2008                          43,244
                                                                       ---------

                                                                       $622,140
                                                                       =========

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

On February 28, 2003, the Company opened a $6,000,000 Private Placement Debt offering. During the year, the Company issued $6,000,000 in promissory notes bearing 10% interest per year, which mature 2008. The proceeds of this funding provided the Company with working capital to continue operations.

In connection with these promissory notes, the Company issued 36,000,000 shares of its restricted common stock and paid a 10% commission totaling $313,550 (see
Note 7 above) to the persons responsible for finding the note holders. As per APBO No. 14, the Company determined that the note holders had bought the 36,000,000 shares of restricted common stock for $2,880,000 and had paid $3,120,000 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $2,880,000 debt discount was recognized on the $6,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This makes the effective interest rate on the notes approximately 20% over the life of the debt. At December 31, 2003, $151,937 in interest expense was amortized and $139,974 in interest expense (at the 10% coupon rate) was accrued on the notes.

Long-term debt matures as follows:

              Year ended December 31,       Principal         Interest           Total
                                2004       $        --      $        --      $        --
                                2005                --               --               --
                                2006                --               --               --
                                2007         5,000,000        2,500,000        7,500,000
                                2008         6,000,000        3,000,000        9,000,000
                                Thereafter          --               --               --
                                           ------------     ------------     ------------

                                           $11,000,000      $ 5,500,000      $16,500,000
                                           ============     ============     ============

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Leases
------

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. Total rent expense for all operating leases for the years ended December 31, 2003 and 2002 amounted to approximately $278,679 and $139,835, respectively.

The Company's future annual minimum lease payments as of December 31, 2003 are as follows:

                           Years Ending
                           ------------
                              2004                                      252,066
                              2005                                      259,632
                              2006                                      267,420
                              2007                                      275,445
                              2008                                      283,704
                              Thereafter                                267,320
                                                                     -----------
                                                                     $1,605,587
                                                                     ===========

Consulting Agreements
---------------------

In December 2001, the Company entered into two agreements for consultants to develop and implement a national sales effort for the Company's products targeted at multi-unit retail operators. The agreements call for the Company to pay the consultants a total of $300,000 over six months for overhead and expenses. The agreements also call for the consultants to receive warrants, upon the execution of the agreements, entitling them to purchase 500,000 shares each of the Company's restricted common stock at $0.085 per share. The Company recorded $250,000 in selling and marketing costs related to these agreements during 2002. Of these warrants, 150,000 were exercised during 2002 and no additional warrants were issued. These agreements were canceled by the Company in late 2002 and revised agreements were negotiated in 2003.

In 2003, the Company entered into agreements with consultants to implement a national sales effort for the Company's products. Both agreements call for the payment of commissions based on the number of units sold, but one agreement also calls for the issuance of 10 warrants of the Company's restricted common stock for each gallon sold by the consultant. As of December 31, 2003, 62,535 warrants were earned by the consultant and the Company recognized expense of $10,959.

Litigation
----------

In November 2001, two shareholders of the Company filed a claim against the Company alleging that the Company failed to authorize the removal of a restrictive legend on their stock certificates in a timely manner, preventing the sale of the shares at a then higher trading price resulting in alleged damages of approximately $30,000. The Company settled this claim for $8,000 in July 2002.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

In connection with the Company's 2002 relocation to a new facility in Vista, California, the Company engaged a consultant to design and implement certain production room improvements. Certain portions of the improvements proved faulty and the Company subsequently withheld the consultant's final payment of approximately $8,000 while asking for the work to be redone. The consultant declined to take responsibility for the work and filed suit against the Company for breach of contract, money due on account and unjust enrichment totaling $17,950. The Company settled this suit for $8,500 (the amount of the final payment plus fees) in February 2004.

NOTE 10. STOCK TRANSACTIONS

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

In February, 2002, the Company issued 15,000,000 shares of restricted common stock at $0.075 per share in connection with a bridge loan from private investors.

In April, 2002, the Company issued 30,000,000 shares of restricted common stock at $0.08 per share in connection with promissory notes held by private investors.

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

In February, 2003, the Company opened a private placement debt offering and issued 36,000,000 shares of common stock throughout the year at $0.13 per share in connection with the promissory notes held by the private investors (Note 8 above).

In March and April, 2003, certain officers of the Company contributed 36,000,000 shares of Company common stock to the Company in order to complete the private placement offering. A promissory note of $510,000 was cancelled in connection with the return of shares from a certain officer.

In January, 2003, warrants for 250,000 shares of common stock were exercised at $0.20 per share for proceeds of $50,000.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 10. STOCK TRANSACTIONS (CONTINUED)

In 2003, the Company issued 305,000 shares of restricted common stock at prices ranging from $0.12 to $0.16 per share and cancelled 30,000 shares of restricted common stock at $0.04 per share for employees relating to employment with the Company. $37,950 was recorded as net expense relating to these issuances and cancellations.

During 2003, the Company issued 1,200,000 shares of restricted common stock valued at $161,000 at prices ranging from $0.13 to $0.14 per share for services rendered during 2003.

In 2003, a consultant earned 62,535 warrants exercisable at $0.85 per warrant (see note 9 above). The Company has not yet issued the warrants, but has accrued the related expense. Using the Black Scholes method of calculating fair value and using the terms of 1- issue date of end of each quarter, 2-strike price of $0.085, 3- expiration date of three years from issuance and 4-30 average price on calculation date (end of quarter), the warrants were recorded at a value of $10,959.

Incentive Stock Plans
---------------------

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

No options, or shares related to previously issued options, were issued or exercised during 2003.

NOTE 11. PROVISION FOR INCOME TAXES

         The Company's deferred tax assets consist of the following:

                                                                     2003               2002

         Net operating loss carryforward                         $ 23,100,000       $ 17,000,000
                                                                 =============      =============

         Calculated deferred tax benefit                         $  8,700,000       $  6,400,000
         Valuation allowance                                       (8,700,000)        (6,400,000)
                                                                 -------------      -------------

         Deferred tax asset                                      $         --       $         --
                                                                 =============      =============

         Provision for income tax benefits were as follows:

         Tax benefit, calculated at statutory rate               $ (3,300,000)      $ (2,400,000)
         Increase in valuation allowance                            3,300,000          2,400,000
                                                                 -------------      -------------

                                                                 $         --       $         --
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

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CODY C. ASHWELL, 33
-------------------

Cody C. Ashwell is the Chairman and Chief Executive Officer of Javo Beverage Company. Mr. Ashwell has served as the Company's CEO and Chairman since September 4, 2001, acted as a consultant to the Company prior to that, and has held a major stake in the Company since 1998. Prior to joining Javo, Mr. Ashwell was managing partner of Ashwell, Marshall & Associates, a financial services and consulting firm specializing in financial and management solutions for small-cap companies. Prior to this, he was the founder and principal of a successful financial and insurance services firm, which was later, sold to the Allstate Insurance Corporation.

GARY LILLIAN, 47
----------------

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

STEPHEN F. COREY, 48
--------------------

Stephen F. Corey is the founder of Javo Beverage Company. Mr. Corey currently holds the position of senior vice president responsible for research and development and supervision of Javo's product development programs. Mr. Corey served as the Company's corporate secretary until March 26, 2002. Mr. Corey performed years of scientific research on coffee varieties and coffee processing systems, extraction processes, blend creation, equipment design, and product stabilization to create Javo's proprietary brewing technology. His experience has allowed him to tailor the company's products to have broad commercial appeal. Corey studied chemistry, physics and engineering at the College of Idaho.

RICHARD A. GARTRELL, 55
-----------------------

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

WILLIAM E. MARSHALL, 33
-----------------------

William E. Marshall is Javo Beverage Company's' Executive Vice President of Operations and General Counsel and, since March, 2002, the Company's corporate secretary. Prior to becoming general counsel in January of 2002, Mr. Marshall served as the Company's Chief Administrative Officer. Mr. Marshall became an Executive Vice President on September 3, 2002. Prior to joining Javo Beverage Company in the summer of 2001, he was a partner in Ashwell, Marshall & Associates, a financial services and consulting firm specializing in small-cap companies. A member of the California State Bar, Marshall earned his juris doctor from the University of California at Los Angeles. He completed his undergraduate studies at the University of California at Santa Barbara.

WILLIAM C. BAKER, 70
--------------------

William C. Baker has served as a Director of the Callaway Golf Company (NYSE:ELY) since January 1994 and is Chair of its Finance Committee. Mr. Baker also serves as a Director of La Quinta Corporation (NYSE:LQI), Public Storage, Inc. (NYSE:PSA) and California Pizza Kitchen, Inc. (NASDAQ:CPKI). Previously, Mr. Baker was the President of Meditrust Operating Company, President and Chief Executive Officer of the Los Angeles Turf Club, Inc., a subsidiary of Magna International, Inc., Chairman and Chief Executive Officer of The Santa Anita Companies, Inc., Chairman of Santa Anita Realty Enterprises, Inc. and Chairman, President and Chief Executive Officer of Santa Anita Operating Company. Mr. Baker also served as President and Chief Operating Officer of Red Robin International, Inc. (a restaurant chain) from May 1993 to May 1995, and Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc. from August 1992 to December 1995. He was the principal shareholder and Chief Executive Officer of Del Taco, Inc. from 1977 until it was sold in 1988. Mr. Baker received his law degree in 1957 from the University of Texas.

JAMES R. KNAPP, 68
------------------

James R. Knapp has served as the Chairman of The Brookhollow Group, a real estate investment and industrial and commercial development firm, since 1980. Mr. Knapp currently serves as a director of Ameritas Life Insurance Corporation (formerly Bankers Life Nebraska) and Ameritas Acacia Mutual Holding Company. From 1975 to 1980, Mr. Knapp served as Executive Vice President and Director of Pacific Enterprises (Formerly Pacific Lighting Corporation), the largest gas distribution company in the United States, where he was in charge of the financial and legal affairs of the company (corporate finance, gas supply finance, law, accounting and administration) as well as non-utility operations (real estate development, agriculture and equipment leasing). From 1971 to 1975, Mr. Knapp was Group Vice President of Pacific Enterprises in charge of non-utility operations. From 1969 to 1971, he was President and Co-Founder of Dunn Properties Corporation, a developer of industrial properties in California, Texas, Georgia and Colorado. From 1961 to 1969, he was a partner in the law firm of Kalmbach, DeMarco, Knapp & Chillingworth. Prior to that, he was a partner and associate in the law firm of Kindel and Anderson. Mr. Knapp received a degree in Economics from Stanford University and law degree from Hastings College of the Law.

RICHARD B. SPECTER, 51
----------------------

Richard B. Specter is a partner in the Southern California law firm of Corbett & Steelman. Mr. Specter has served as a litigator for over twenty-five years with extensive experience in both Federal and State courts. He has acted as lead counsel in major litigation involving franchise disputes, distribution rights, unfair competition and trademark issues. He has also been involved in antitrust matters affecting the petroleum, sports and newspaper industries, Federal and State securities claims, and commercial transactions. Mr. Specter's trial experience includes the areas of product liability, business disputes, real estate matters, employment disputes, professional malpractice and banking litigation, and antitrust litigation. Mr. Specter received his B.A. from Washington University and his law degree from George Washington University. Mr. Specter is a member of the Orange County Bar Association, American Bar Association, Pennsylvania Bar Association, Illinois State Bar Association, and Missouri Bar Association.

JERRY W. CARLTON, 62
--------------------

Jerry W. Carlton is an attorney specializing in tax and general business law and has been a partner in O'Melveny & Myers L.L.P. for 30 years. As Managing Partner of the firm's Orange County office for 15 years, Mr. Carlton handled hospital acquisitions and divestitures and was responsible for all legal aspects of a large managed care entity. Mr. Carlton has served as a director of numerous public and privately-held companies and on the boards of several charitable organizations, including: Phoenix House, Prentice Day School, Willametta K. Day Foundation, Arlington Investment Company, Vicente Management Company and the Foley Timber Company, Oakmont Corporation and Fibres International. Mr. Carlton earned his law degree from the University of Texas in 1967.

THOMAS J. RIELLY, 52
--------------------

Thomas J. Rielly is the founder of Rielly Homes, a California-based development company that has built over 3,000 residences and commercial buildings throughout Southern California. As president of Rielly Homes, Mr. Rielly is directly involved in all aspects of real estate development including land acquisition, financing, lender-joint venture relationships, project design, construction, leasing and sales of properties. Prior to founding Rielly Homes, Mr. Rielly served for eight years as Executive Vice President and Chief Operating Officer of BCE Development, Inc.'s United States operations where he managed a staff of 370 and assets exceeding $2.5 billion.

STANLEY A. SOLOMON, 63
----------------------

Stanley A. Solomon is a Certified Public Accountant currently operating a professional practice specializing in providing tax consulting services. Previously, Mr. Solomon was a partner in the national accounting firm of Kenneth Leventhal & Company. Mr. Solomon has served as an outside director of two publicly traded corporations. He earned a B.S. degree in accounting from Hunter College and a law degree from Brooklyn Law School.

RONALD S. BEARD, 65
-------------------

Ronald S. Beard is currently a partner in the Zeughauser Group, consultants to the legal industry. Mr. Beard has served as a Director of Callaway Golf Company (NYSE:ELY) since June 2001. Mr. Beard chairs Callaway's Audit Committee and serves as its lead independent director. Mr. Beard is a retired former partner of the law firm of Gibson, Dunn & Crutcher LLP. He joined the firm in 1964, served as Chairman of the firm from April 1991 until December 2001, and was also its Managing Partner from April 1991 until mid-1997. Mr. Beard served as Callaway Golf Company's General Outside Counsel from 1998 until he joined the Board of Directors. He received his law degree in 1964 from Yale Law School.

TERRY C. HACKETT, 55
--------------------

Terry C. Hackett is the President and a partner in Hackett Management Corporation, a real estate management company specializing in retail properties. For fifteen years, Mr. Hackett sat on the Board of Directors of Knott's Berry Farm Foods, which manufactured preserves, salad dressings, and other products for distribution throughout the United States. The company was sold to ConAgra in 1995. Mr. Hackett sat on the Board of the parent company, Knott's Berry Farm, which was involved in the theme park, retail and food service businesses. He was the representative for the Knott family on the Board of Cedar Fair LP (NYSE:FUN), which acquired Knott's and has theme parks and retail sales and food service operations at 12 locations throughout the U.S. Mr. Hackett has a degree in business finance from the University of Southern California School of Business and earned his law degree from the University of Southern California School of Law.

There are no family relationships among our directors or executive officers. The eight new outside directors were appointed in January 2004. Each director is to receive 150,000 shares of the Company's common stock as compensation for their service on its board of directors. As of this filing the director shares have not been issued.

Javo's Board of Directors has determined that it will not have a separate audit committee from its executive committee at this time. Javo has not designated an audit committee financial expert to its board.

Javo has not adopted a formal, written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Javo has not done so due to time constraints of its management team.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to the Company's officers as of the end of the 2003 fiscal year. No other officers or directors received an annual salary or bonus exceeding $100,000.

                                                Summary Compensation Table
                                                --------------------------
                                                                                   Long Term Compensation
                                                                                   ----------------------
                                       Annual Compensation                     Awards                Payouts
                                       -------------------                     ------                -------
                 (b)           (c)         (d)        (e)          (f)            (g)         (h)         (i)
               ---------   ---------   ---------   ---------   -------------   ---------   ---------   ---------
                                                     Other                     Securities                All
  Name &                                            Annual       Restricted    Underlying               Other
 Principal                 Salary ($)  Bonus ($)   Compensa         Stock       Options/     LTIP      Compen-
 Position        Year                                 tion         Award(s)     SARs(#)    Payouts($)  sation($)
------------   ---------   ---------   ---------   ---------   -------------   ---------   ---------   ---------
    CEO &        2003       $180,000      None        None       None             None       None        None
Chairman         2002       $182,500
Cody Ashwell      2001       None          None        None       Note (3)         None       None        Note (4)
------------   ---------   ---------   ---------   ---------   -------------   ---------   ---------   ---------

   President     2003       $180,000      None        None       None              None      None         None
                 2002       $144,000      None        None       Note (4)          None      None         Note (4)
Gary Lillian
------------   ---------   ---------   ---------   ---------   -------------   ---------   ---------   ---------

     CFO         2003       $180,000      None        None       None              None      None         None
                 2002       $144,000      None        None       Note (5)          None      None         Note (4)
Richard Gartrell
------------   ---------   ---------   ---------   ---------   -------------   ---------   ---------   ---------

       EVP       2003       $144,000      None        None       None              None      None
                 2002       $126,000      None        None       Note (6)          None      None         None
William Marshall
------------   ---------   ---------   ---------   ---------   -------------   ---------   ---------   ---------

       SVP       2003       $144,000      None        None       None              None      None         None
                 2002       $156,200      None        None       None              None      None         None
Stephen Corey    2001       $41,850       None        None       Note (1)          None      None         None
------------   ---------   ---------   ---------   ---------   -------------   ---------   ---------   ---------
 Former CEO &    2001       $26,188       None        None       425,000           None      None         None
   former
  Director,
 Kurt Toneys
------------   ---------   ---------   ---------   ---------   -------------   ---------   ---------   ---------

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

Note (6)      William Marshall received 1,606,975 shares of restricted
              Common Stock in September 2001 as repayment for expenses paid on behalf of the Company in the amount of $64,279 in lieu of cash reimbursement. In January 2002, Mr. Marshall was issued 1,000,000 of restricted Common Stock subject to forfeiture in accordance with the terms of his five-year employment agreement. Also in January 2002, Mr. Marshall was issued 4,893,025 shares of restricted Common Stock in payment of amount owed him by the Company for loans, expenses and services. In March 2003, Mr. Marshall returned a total of 5,000,000 shares of the above-mentioned restricted Common Stock to the Company treasury.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2003, information concerning ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, each director or executive officer and all officers and directors as a group.

The following table sets forth as of December 31, 2003, information with respect to the shares of Common Stock beneficially ownership of Directors and Executive Officers of the Company:

       (1)                            (2)                                (3)                         (4)
                        Name and Address of Beneficial          Amount and Nature of
 Title of Class                      owner                        Beneficial Owner            Percent of Class
 --------------                      -----                        ----------------            ----------------
Common Stock           Cody Ashwell, San Diego, CA                      11,504,027                   8.2%
Common Stock           Curci Investment Co., Newport Beach, CA           8,800,000                   6.2%
Common Stock           Gary Lillian, San Diego, CA                       1,000,000                   0.7%
Common Stock           Stephen Corey, La Jolla, CA                       1,733,334                   1.2%
Common Stock           Richard A. Gartrell, Irvine, CA                   2,000,002                   1.4%
Common Stock            William Marshall, San Diego, CA                  2,500,300                   1.8%
Common Stock           William C. Baker, Newport Beach, CA               6,800,000                   4.8%
Common Stock           Thomas Rielly, Newport Beach, CA                  5,250,000                   3.7%
Common Stock           James Knapp, Newport Beach, CA                    2,100,000                   1.5%
Common Stock           Terry Hackett, Newport Beach, CA                  1,200,000                   0.9%
Common Stock           Jerry W. Carlton, Newport Beach, CA               1,050,000                   0.7%
Common Stock           Richard Specter, Newport Beach, CA                  525,000                   0.4%
Common Stock           Stanley A. Solomon, Newport Beach, CA               300,000                   0.2%
Common Stock           Ronald Beard, Laguna Nigel, CA                      150,000                   0.1%
All Officers and
Directors as a group                                                    44,912,663                   31.8%


It should be noted that as a group the five top officers of the Company at the end of March and in April of 2003 contributed a total of 36,000,000 shares of Common Stock to the Company treasury in order to facilitate a current $6,000,000 private placement offering completed in 2003. The employment agreements of the contributing members of management were amended in light of these contributions.


EQUITY COMPENSATION PLAN INFORMATION

                                                                                                    NUMBER OF SHARES
                                             NUMBER OF SHARES TO BE      WEIGHTED AVERAGE           REMAINING AVAILABLE FOR
                                             ISSUED UPON EXERCISE OF     EXERCISE PRICE OF          FUTURE ISSUANCE UNDER
                                             OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS        EQUITY COMPENSATION PLANS
                                             WARRANTS, AND RIGHTS        WARRANTS AND RIGHTS        (1)
Equity compensation plans approved by
shareholders                                 0                           --                         0

Equity compensation plans not approved by
shareholders                                 4,775,100(2)(3)             --                         0

Total


(1) Excludes number of shares to be issued upon exercise of outstanding options.
(2) 1,850,000 of these warrants relate to compensation to consultants. Of these, 937,645 are reserves for warrants that could potentially be but have not yet been earned and issued pursuant to agreements with the consultants based on consultants' attaining certain performance objectives. The remaining 2,925,100 warrants were issued pursuant to a restructuring and settlement of prior compensation issues with former officer of the Company, Kurt Toneys. See Item 12 herein for further details.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 18, 2000, Mr. Kurt Toneys, then director and executive officer, purchased 2,850,000 shares of our Common Stock for $0.1875 per share by executing two promissory notes totaling $534,375, bearing interest at six percent per annum and due in February 2009. Mr. Toneys left the Company in August 2001. In June of 2002, the Company entered into an agreement with Mr. Toneys settling all matters relating to Mr. Toneys compensation and reimbursements and the promissory notes including interest owed. Mr. Toneys surrendered 1,750,100 of the 2,212,500 shares of Common Stock he held subject to the note and retained 462,400 shares. The Company issued Mr. Toneys 2,925,100 three-year warrants at a strike price equal to his original purchase price of $0.1875 cents per share, extinguished the promissory notes, and paid him $35,000 in cash.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The list of exhibits is incorporated herein by reference to the Exhibit Index attached after the signature page hereto.
         (b)      On December 11, 2002, the Company reported on Form 8-K under
                  Item 5 that the Company planned a private placement of securities

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $17,681 for fiscal year 2002 and $10,000 to date for fiscal year 2003. Additional billing amounts are anticipated for 2003 audit.

AUDIT-RELATED FEES

Other than amounts included as set forth above, there were no other fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

TAX FEES

There were $11,800 fees in total billed and paid in the last two fiscal years for professional services rendered by the Company's tax accountant for tax compliance, tax advice, and tax planning. The tax accountants are independent of the Company auditors.

ALL OTHER FEES

There were no fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Our entire Board acts as the Audit Committee, and intends to adopt pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

All of the services described above were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

One hundred percent of the hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by the principal accountant's full-time, permanent employees.

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                                      /s/ Cody C. Ashwell
                                                      -------------------
                                                     Cody C. Ashwell
                                                     Chief Executive Officer
                                                     and Chairman of the Board

Dated: April 13, 2004

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                                      /s/ Richard A. Gartrell
                                                      -----------------------
                                                      Richard A. Gartrell
                                                      Chief Financial Officer

Dated: April 13, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, California, on April 13, 2004.

                                                  Javo Beverage Company, Inc.,
                                                  a Delaware corporation

                                                  By:   /s/ Cody C. Ashwell
                                                      --------------------------
                                                           Cody C. Ashwell
         Its:    Chairman and Chief Executive Officer

EXHIBIT INDEX

         2.1      Agreement and Plan of Merger between La Jolla Fresh Squeezed
                  Coffee Co., Inc. and Javo Beverage Company, Inc.(1).
         3.1      Certificate of Incorporation(1).
         3.2      Bylaws (1).
         4.1      Shareholder Rights Agreement by and between the Company and
                  Corporate Stock Transfer, Inc. as Rights Agent (1).
         10.1*    Executive Employment Contract between the Company and Cody
                  Ashwell (2)
         10.2*    Executive Employment Contract between the Company and Gary
                  Lillian (2)
         10.3*    Executive Employment Contract between the Company and Richard
                  Gartrell (2)
         10.4*    Executive Employment Contract between the Company and William
                  Marshall (2)
         10.5*    Executive Employment Contract between the Company and Stephen
                  Corey (2)
         10.6     Net Industrial Lease (Facility Lease) dated August 12, 2002 between the Company and Square One Partners (3)
         11       Statement re earnings per share - included in this 10-KSB's financial statements
         16       Letter on Change in Certifying Accountant (4)
         99.1     Certifications

------------
* Indicates a management compensatory plan or arrangement.

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