Form 10QSB
period 2004-03-31
JAVO BEVERAGE CO INC
filed 2004-05-14
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from January 1, 2004 to March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

         Class                                     Outstanding at April 30, 2004
-----------------------------                      ----------------------------
Common Stock, $.001 par value                      142,651,498 shares

                           JAVO BEVERAGE COMPANY, INC.

                                                                     Page Number
                                                                     -----------
PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Condensed Balance Sheet                                   3

                  Condensed Statements of Operations                        4

                  Condensed Statements of Cash Flows                        5

                  Notes to Condensed Financial Statements                   6

         ITEM 2.  Management's Discussion and Analysis of Financial         8
                  Condition and Results of Operations

         ITEM 3.  Controls and Procedures                                   9

PART II. Other Information                                                  11

SIGNATURE PAGE                                                              13

                       Javo Beverage Company, Inc.
                      Condensed Balance Sheet as of
                               (Unaudited)
                                                               March 31,
ASSETS                                                           2004

Current Assets
    Cash                                                         2,027,031
    Trade receivables - net                                        104,196
    Inventory                                                      179,040
    Prepaid Expenses                                               205,951
    Employee Advances                                               14,574
                                                            ---------------
  Total current assets                                           2,530,792

Property and equipment, net                                      1,024,113
Deposits                                                            23,840
Intangible assets - net                                            589,913
                                                            ---------------
Total Assets                                                     4,168,658
                                                            ===============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
    Accounts payable                                               229,992
    Accrued payroll and related benefits                            15,034
    Other current liabilities                                      356,621
                                                            ---------------
  Total current liabilities                                        601,647

Long-term debt                                                  11,000,000
Discount on long-term debt                                      (4,030,729)
Accrued long-term interest payable                               1,283,029
                                                            ---------------

    Net long-term debt                                           8,252,300

Commitments and contingencies                                            -
                                                            ---------------
  Total liabilities                                              8,853,947

Stockholder's deficit
    Common stock, $0.001 par value; 150,000,000 shares             141,302
      authorized; 141,301,498 outstanding
    Additional paid-in capital                                  19,418,545
    Accumulated Deficit                                        (24,562,076)

    Stock Subscription Note                                              -
    Warrants outstanding                                           316,941
                                                            ---------------

  Total stockholder's deficit                                   (4,685,289)
                                                            ---------------
                                                                 4,168,658
                                                            ===============

           The accompanying notes are an integral part of these
                           financial statements

                           Javo Beverage Company, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  2004                  2003
                                              -------------        -------------

Net sales                                          219,328               70,138

Cost of sales                                     (157,961)             (48,615)
                                              -------------        -------------

  Gross profit                                      61,367               21,523

Operating expenses:
  Research & development                          (125,969)            (106,280)
  Selling & marketing                             (259,279)            (264,830)
  General & administrative                        (558,224)            (641,048)
                                              -------------        -------------

  Total operating expenses                        (943,472)          (1,012,158)
                                              -------------        -------------

  Loss from operations                            (882,105)            (990,635)
                                              -------------        -------------

Other expenses, net to Other income.net
  Interest Income                                    5,703                1,085
  Interest Expense                                (571,246)            (277,913)
  Other expense, net                                   708                2,298
                                              -------------        -------------

  Total other expenses                            (564,835)            (274,530)
                                              -------------        -------------

  Net loss                                      (1,446,940)          (1,265,165)
                                              =============        =============

Basic & diluted loss per share                       (0.01)               (0.01)
                                              =============        =============

Basic & diluted weighted average
  common shares                                141,097,052          140,839,467
                                              =============        =============

              The accompanying notes are an integral part of these
                              financial statements


                                Javo Beverage Company, Inc.
                       Condensed Consolidated Statements of Cash Flow
                                        (Unaudited)

                                                              Three Months ended March 31,
                                                                  2004            2003
                                                            ----------------- --------------
Cash flows from operating activities:
  Net loss                                                    (1,446,940)      (1,265,165)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
  Depreciation and amortization                                   51,677          152,545

  Issuance of common stock for services & notes rendered          66,317           72,730
  Changes in operating assets and liabilities:
    Trade receivables                                            (25,526)            (105)
    Inventories                                                  (53,242)          14,024
    Prepaid expenses                                            (209,549)           2,890
    Other current assets                                         258,806           25,029
    Accounts payable                                              73,006         (102,224)
    Accrued expense                                              112,305               --
    Accrued payroll & related benefits                             7,447             (705)
    Accrued interest-five year loans                             275,000          126,183
    Other current liabilities                                         --             (574)
                                                            ------------------------------

  Net cash used in operating activities                         (890,699)        (975,372)
                                                            ------------------------------

Cash flows from investing activities:
    Purchases of property & equipment                           (382,823)         (64,253)
                                                            ------------------------------
  Net cash used in investing activities                         (382,823)         (64,253)
                                                            ------------------------------

Cash flows from financing activities:
    Five year & bridge loans payable                                  --          160,000
    Loan fee and discount - net of amortization                  296,227         (213,427)
    Stock issued related to five year loan                            --          404,400
    Loan subscription receivable                                 315,000               --
    Expense for issuance of warrants                               1,618               --
                                                            ------------------------------

    Net cash provided by financing activities                    612,845          350,973

    Net decrease in cash and cash equivalents                   (660,677)        (688,652)
    Cash and cash equivalents at beginning of period           2,687,708          724,003
                                                            ------------------------------

    Cash and cash equivalents at end of period                 2,027,031           35,351
                                                            ==============================

                        The accompanying notes are an integral part of these
                                        financial statements

                                                5

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2004 and the results of operations and of cash flows for the three month period ending March 31, 2004 and 2003.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - STOCKHOLDERS' DEFICIT - STOCK & WARRANT ISSUANCES AND RETURNS

In March 2004, the Company issued 215,064 shares of the Company restricted common stock to two warrant holders who exercised warrants at $0.085 per share. The Company recorded a non-cash expense of $55,917 in connection with the issuance.

In March 2004, the Company issued 40,000 shares of the Company restricted common stock to a warrant holder who exercised warrants at $0.1875 per share or $7,500. The Company recorded a non-cash expense of $5,083 in connection with the issuance.

In March 2004, the Company issued warrants for the purchase of 12,174 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,618 for the issuance of the warrants.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. The Company's future annual minimum lease payments as of December 31, 2003 are as follows:

         YEAR ENDING

         2004                         252,066
         2005                         259,632
         2006                         267,420
         2007                         275,445
         2008                         283,704
         2009                         267,320
                                    ---------
                                    1,605,587
                                    =========

NOTE 4- LONG-TERM DEBT

The Company issued $11,000,000 in promissory notes bearing 10% interest per year. Five million will mature on April 11, 2007 and six million will mature in 2008.

Long-term debt matures as follows:

Year ended December 31,      Principal          Interest           Total
       2004                 $    --           $    --           $    --
       2005                      --                --                --
       2006                      --                --                --
       2007                   5,000,000         2,500,000         7,500,000
       2008                   6,000,000         3,000,000         9,000,000
    Thereafter                   --                --                --
                            -----------------------------------------------
                            $11,000,000        $5,500,000       $16,500,000
                            ===============================================

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

QUARTER ENDING MARCH 31, 2004 COMPARED TO QUARTER ENDING MARCH 31, 2003.

During the quarter ending March 31, 2004, the Company's gross revenues increased from the same quarter of the previous year, $219,328 versus $70,138. The increase of 212.7% is primarily due to the continued sales efforts of our sales team to sell products and install dispensers in the Down-the-Street markets and the increase in our latte sales.

Operating expenses decreased from $1,012,158 to $943,471, representing a decrease of $68,687 or 6.79%. The decrease is primarily attributed to the decrease in non-cash expenses of $82,824 in general & administrative expenses and decreases of $5,551 in sales & marketing, offset by the $19,689 increase in research & development.

Other expenses increased by $290,307 from $274,530 to $564,837 during the three months ending March 31, 2004 over the same quarter in 2003. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $293,333.

For the current quarter, the Company had a loss of $1,446,940 or ($0.01) per 141,097,052 weighted average number of shares outstanding, as compared to a loss of $1,265,165 or ($0.009) per share, based on 140,839,467 weighted average number of shares outstanding, in the same quarter of the previous year. The increase in loss was primarily due the increase in net non-cash expense recorded for accrued interest.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2004, the Company had cash or cash equivalents of $2,027,031, current assets of $2,530,792 and total assets of $4,168,659 versus cash or cash equivalents of $35,351, current assets of $255,471 and total assets of $1,343,892 in 2003.

As of March 31, 2004, the Company had current liabilities totaling $601,648 versus $264,447 for the same quarter in 2003. Long-term notes, including interest accrued, increased from $3,812,221 in March 2003 to $8,252,300 in March 2004 through the funding of additional five year notes. Accrued interest on the five year notes increased from $494,239 as of March 31, 2003 to $1,283,029 as of March 31, 2004. The five-year note obligations as of March 31, 2004 were offset by a discount recorded of $4,030,729 resulting from the issuance of stock in connection with the funding of five-year notes. This discount is being amortized over the term of the five year notes.

The Company continues to operate at a deficit and as of March 31, 2004, had an accumulated deficit of $24,562,076. Shareholder's deficit as of March 31, 2004, was $4,685,289. For the three months ending March 31, 2004, the Company had negative cash flows from operating activities of $890,699. This includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses.

Investing activities during the three months ending March 31, 2004 was comprised of purchases of property and equipment of $382,823.

Management anticipates sales to increase significantly in 2004 as a result of the launch of Javo Ice Latte products and the Company's efforts to sell its foodservice products.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, involves claims for damages that would be material to our financial condition. In our most recent Form 10-KSB as filed with the SEC on April 14, 2004, we previously reported litigation in which we are involved, and no material changes in such litigation occurred during the fiscal period that is the subject of this report on Form 10-QSB.

ITEM 2.   Changes in Securities

          In March 2004, the Company issued 215,064 shares of restricted common stock to two warrant holders who exercised warrants at $0.085 per share in March 2004. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

          In March 2004, the Company issued 40,000 shares of restricted common stock to one warrant holder who exercised warrants at $0.1875 per share in March 2004. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

          In March 2004, the Company issued warrants for the purchase of 12,174 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,618 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Date:    May 14 2004                        /s/ Cody C. Ashwell
         -----------------------            ---------------------------
                                            Cody C.Ashwell
                                            Chairman and Chief
                                            Executive Officer

Date:    May 14 2004                        /s/ RICHARD A. GARTRELL
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

DATED:   May 14 2004                /s/ CODY C. ASHWELL
                                    ----------------------------------------
                                    Cody C. Ashwell, Chief Executive Officer

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

DATED:   May 14 2004                /s/ RICHARD A. GARTRELL
                                    --------------------------------------------
                                    Richard A. Gartrell, Chief Financial Officer