Form 10QSB
period 2004-06-30
JAVO BEVERAGE CO INC
filed 2004-08-13
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from April 1, 2004 to June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

               Class                             Outstanding at July 27, 2004
------------------------------------           ---------------------------------
Common Stock, $.001 par value                         142,501,496 shares

                    JAVO BEVERAGE COMPANY, INC.

                                                                     Page Number
                                                                     -----------
PART I.  Financial Information

      ITEM 1. Financial Statements

              Condensed Balance Sheet                                      3

              Condensed Statements of Operations                           4

              Condensed Statements of Cash Flows                           5

              Notes to Financial Statements                                6

      ITEM 2. Management's Discussion and Analysis of Financial            8
              Condition and Results of Operations

      ITEM 3. Controls and Procedures                                      9

PART II.  Other Information                                                11

SIGNATURE PAGE                                                             12

CERTIFICATIONS                                                             13

EXHIBIT 99                                                                 15

                           Javo Beverage Company, Inc.
                          Condensed Balance Sheet as of
                                   (Unaudited)


ASSETS                                                            June 30, 2004

Current Assets
 Cash or cash equivalents                                             1,241,247
 Trade receivables - net                                                276,904
 Inventory                                                              241,026
 Prepaid Expenses                                                       176,064
 Employee Advances                                                       14,074
                                                                 ---------------
 Total current assets                                                 1,949,315

Property and equipment, net                                           1,051,483
Deposits                                                                 20,242
Intangible assets - net                                                 546,067
                                                                 ---------------
Total Assets                                                          3,567,107
                                                                 ===============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable                                                       438,142
 Accrued payroll and related benefits                                    21,595
 Other current liabilities                                              178,575
                                                                 ---------------
 Total current liabilities                                              638,312

Long-term debt                                                       11,000,000
Discount on long-term debt                                           (3,766,729)
Accrued long-term interest payable                                    1,558,029
                                                                 ---------------

 Net long-term debt                                                   8,791,300

Commitments and contingencies                                                --
                                                                 ---------------
 Total liabilities                                                    9,429,612

Stockholder's deficit
 Common stock, $0.001 par value; 150,000,000 shares                     142,502
  authorized; 142,501,496 issued & outstanding
 Additional paid-in capital                                          19,585,345
 Accumulated Deficit                                                (25,915,434)

 Stock Subscription Note                                                     --
 Warrants outstanding                                                   325,082
                                                                 ---------------

 Total stockholder's deficit                                         (5,862,505)
                                                                 ---------------

                                                                 ---------------
                                                                      3,567,107
                                                                 ===============

              The accompanying notes are an integral part of these
                              financial statements

                                                  Javo Beverage Company, Inc.
                                               Condensed Statement of Operations
                                                          (Unaudited)

                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                         2004                2003               2004                 2003
                                                   ---------------     ---------------     ---------------     ---------------
Net sales                                                 454,564             176,816             673,892             246,954

Cost of sales                                            (341,745)           (122,148)           (455,706)           (170,763)
                                                   ---------------     ---------------     ---------------     ---------------

 Gross profit                                             112,819              54,668             218,186              76,191

Operating expenses:
 Research & development                                   (92,601)           (104,610)           (252,569)           (210,889)
 Selling & marketing                                     (245,096)           (284,496)           (514,375)           (549,326)
 General & administrative                                (549,443)           (483,652)         (1,107,667)           (941,964)
                                                   ---------------     ---------------     ---------------     ---------------

 Total operating expenses                                (887,140)           (872,758)         (1,874,611)         (1,702,179)
                                                   ---------------     ---------------     ---------------     ---------------

 Loss from operations                                    (774,321)           (818,090)         (1,656,425)         (1,625,988)
                                                   ---------------     ---------------     ---------------     ---------------

Other expenses:
 Interest Income                                            3,689                 126               9,392               1,210
 Interest Expense                                        (582,904)           (327,607)         (1,154,150)           (605,520)

 Expenses related to issuance of common stocks                 --            (285,878)                 --            (468,614)
 Other expense, net                                           178                 267                 884               2,565
                                                   ---------------     ---------------     ---------------     ---------------

 Total other expenses, net                               (579,037)           (613,092)         (1,143,874)         (1,070,359)
                                                   ---------------     ---------------     ---------------     ---------------

 Net loss                                              (1,353,358)         (1,431,182)         (2,800,299)         (2,696,347)
                                                   ===============     ===============     ===============     ===============

Basic & diluted loss per share                              (0.01)              (0.01)              (0.02)              (0.02)
                                                   ===============     ===============     ===============     ===============

Basic & diluted weighted average
 common shares                                        142,303,694         108,677,149         141,700,374         108,677,149
                                                   ===============     ===============     ===============     ===============

                                     The accompanying notes are an integral part of these
                                                     financial statements

                                                               4

                                  Javo Beverage Company, Inc.
                               Condensed Statements of Cash Flow
                                          (Unaudited)

                                                                    Six Months ended
                                                                        June 30,
                                                                 2004                2003
                                                           ---------------     ---------------
Cash flows from operating activities:
 Net loss                                                      (2,800,299)         (2,696,347)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
 Depreciation and amortization                                    117,307              53,392

Issuance of common stock for services & notes rendered             55,917           1,151,500

 Expense for Issuance of Warrants                                   9,759                  --
 Changes in operating assets and liabilities:
 Trade receivables                                               (198,234)                201
 Inventory                                                       (115,228)            (52,515)
 Prepaid Expenses                                                  81,243                  --
 Other current assets                                               2,000              32,421
 Accounts payable                                                 279,981              46,637
 Accrued Expense                                                  (64,566)                 --
 Accrued payroll & related benefits                                14,008             114,621
 Accrued interest-five year loans                                 550,000             274,869

 Other current liabilities                                             --              99,062
                                                           ---------------     ---------------

 Net cash used in operating activities                         (2,068,112)           (976,159)
                                                           ---------------     ---------------

Cash flows from investing activities:
 Purchases of property & equipment                               (475,822)           (140,996)
                                                           ---------------     ---------------

Cash flows from financing activities:

 Inc.(dec.) in due to related parties                                  --             102,500

 Five year & bridge loans payable                                      --             692,500
 Discount on Five Year Loan - Net                                 528,000            (268,943)
 Stock Issued Related to five year loan                           178,400                  --
 Loan Fee and Discount- Net of Amortization                        76,073             (43,693)
 Loan Subscription Receivable                                     315,000                  --
 Cash for Warrants Exercised                                           --                  --
                                                           ---------------     ---------------

 Net cash provided by financing activities                      1,097,473             482,364

 Net increase (decrease) in cash                               (1,446,461)           (634,791)
 Cash at beginning of period                                    2,687,708             724,004
                                                           ---------------     ---------------

 Cash at end of period                                          1,241,247              89,213
                                                           ===============     ===============

                     The accompanying notes are an integral part of these
                                     financial statements

                                               5

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2004 and the results of operations and of cash flows for the six month periods ended June 30, 2004 and 2003.

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

In May 2004, the Company issued warrants for the purchase of 17,000 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $3,563 for the issuance of the warrants.

In June 2004, the Company issued warrants for the purchase of 24,260 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $4,578 for the issuance of the warrants.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. The Company's future annual minimum lease payments as of December 31, 2003 are as follows:

         YEAR ENDING

         2004                         252,066
         2005                         259,632
         2006                         267,420
         2007                         275,445
         2008                         283,704
         2009                         267,320
                                   -----------
                                    1,605,587
                                   ===========

NOTE 4 - LONG-TERM DEBT

The Company issued $11,000,000 in promissory notes bearing 10% interest per year. $5,000,000 will mature on April 11, 2007 and $6,000,000 will mature in 2008.

Long-term debt matures as follows:

Year ended December 31,       Principal          Interest           Total
       2004                 $    --           $    --           $    --
       2005                      --                --                --
       2006                      --                --                --
       2007                   5,000,000         2,500,000         7,500,000
       2008                   6,000,000         3,000,000         9,000,000
    Thereafter                   --                --                --
                            ------------------------------------------------
                            $11,000,000        $5,500,000       $16,500,000
                            ================================================

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Javo Beverage Company, Inc. (the "Company"). The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission ("SEC"). These statements use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements, which address operating performance, 523events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales, or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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

OVERVIEW

Javo(R) Beverage Company is a manufacturer of coffee concentrates, extracts and beverages serving the foodservice, food and beverage manufacturing, and retail industries. For foodservice operators, Javo combines great tasting specialty coffees and coffee-flavored beverages with the added convenience and efficiency of dispenser based systems. Javo supplies customized coffee beverage formulations, extracts and flavors to food and beverage processors and retailers looking for authentic and robust coffee flavor for their packaged foods and beverages.

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

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003.

During the quarter ending June 30, 2004, the Company's gross revenues increased from the same quarter of the previous year, $454,564 versus $176,816. The increase of 157% is primarily due to the continued sales efforts of our sales team to sell products and install dispensers in the Down-the-Street markets and the increase in our latte sales.

Operating expenses increased from $872,758 to $887,140, representing an increase of $14,382 or 1.6%. The increase is primarily attributed to the increase in non-cash expenses of $65,791 in general & administrative expenses, offset by the decreases of $39,400 in sales & marketing and $12,009 in research & development.

Other expenses, net, decreased by $34,055 from $613,092 to $579,037 during the three months ending June 30, 2004 over the same quarter in 2003. The decrease was primarily due to a decrease in expenses related to the issuance of common stocks for notes of $285,878, offset by the increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $255,297.

For the current quarter, the Company had a loss of $1,353,358 or ($0.01) per 142,303,694 weighted average number of shares outstanding, as compared to a loss of $1,431,182 or ($0.01) per share, based on 108,677,149 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease of $77,824 was primarily due to increased gross profit and operating expenses and a reduction in other expenses, net.

SIX-MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX-MONTHS ENDED JUNE 30, 2003.

During the six-months ended June 30, 2004, the Company's gross revenues increased from the same six-months of the previous year, $673,892 versus $246,954. The Company anticipates continued revenue growth during the remainder of 2004.

Operating expenses for the six months increased from $1,702,179 to $1,874,611, representing an increase of $172,431 or 10.1%. The increase is primarily attributed to an increase in research & development of $41,680 and general & administrative of $165,703, offset by a decrease in sales & marketing of $34,951.

Other expenses, net, increased by $73,516 from $1,070,359 to $1,143,874 during the six-months ended June 30, 2004 over the same six-months in 2003. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $548,630, offset by the decrease in expenses related to the issuance of common stocks for notes of $468,614.

For the first six-months in 2004, the Company had a loss of ($2,800,299) or ($0.02) per 141,700,374 weighted average number of shares outstanding, as compared to a loss of ($2,696,347) or ($0.02) per share, based on 108,677,149 weighted average number of shares outstanding, in the same six-months of the previous year. The increase in loss of $103,952 was primarily due to an increase in interest expenses of $548,630, offset by a reduction of $468,614 for issuance of stocks.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2004, the Company had cash or cash equivalents of $1,241,247, current assets of $1,949,315 and total assets of $3,567,107 versus cash or cash equivalents of $89,212, current assets of $371,065 and total assets of $1,560,998 in 2003.

As of June 30, 2004, the Company had current liabilities totaling $638,312 versus $730,720 for the same quarter in 2003. Long-term notes, including interest accrued, increased from $4,319,815 in June 2003 to $8,791,300 in June 2004 through the funding of additional five year notes. Accrued interest on the five year notes increased from $642,925 as of June 30, 2003 to $1,558,029 as of June 30, 2004. The five-year note obligations as of June 30, 2004 were offset by a discount recorded of $3,766,729 resulting from the issuance of stock in connection with the funding of five-year notes. This discount is being amortized over the term of the five year notes.

The Company continues to operate at a deficit and as of June 30, 2004, had an accumulated deficit of $25,915,434. Shareholder's deficit as of June 30, 2004, was $5,562,506. For the six months ending June 30, 2004, the Company had an operating cashflow deficit from operating activities of $2,068,112. This includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses.

Investing activities during the six months ending June 30, 2004 was comprised of purchases of property and equipment of $475,822.

Management anticipates sales to increase significantly in 2004 as a result of the launch of Javo Ice Latte products and the Company's efforts to sell its foodservice products and ingredient extracts.

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

         In May 2004, the Company issued warrants for the purchase of 17,000 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $3,563 for the issuance of the warrants.

         In June 2004, the Company issued warrants for the purchase of 24,260 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $4,578 for the issuance of the warrants.

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

Date:  August 13, 2004                            /s/ Cody C.Ashwell
     -----------------------                      ------------------------------
                                                  Cody C.Ashwell
                                                  Chairman and
                                                  Chief Executive Officer

Date:  August 13, 2004                            /s/ RICHARD A. GARTRELL
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

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

DATED: August 13, 2004                  /s/ CODY C. ASHWELL
                                        ----------------------------------------
                                        Cody C. Ashwell, Chief Executive Officer

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

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

DATED: August 13, 2004              /s/ RICHARD A. GARTRELL
                                    --------------------------------------------
                                    Richard A. Gartrell, Chief Financial Officer