Form 10QSB
period 2004-09-30
JAVO BEVERAGE CO INC
filed 2004-11-16
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from July 1, 2004 to September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.


               Class                            Outstanding at October 31, 2004
------------------------------------            --------------------------------
Common Stock, $.001 par value                   143,067,465 shares

                           JAVO BEVERAGE COMPANY, INC.



                                                                   Page Number
                                                                   -----------
PART I.  Financial Information

      ITEM 1. Financial Statements

              Condensed Balance Sheet                                    3

              Condensed Statements of Operations                         4

              Condensed Statements of Cash Flows                         5

              Notes to Financial Statements                              6

      ITEM 2. Management's Discussion and Analysis of Financial          7
              Condition and Results of Operations

      ITEM 3. Controls and Procedures                                    9

PART II.  Other Information                                              10

SIGNATURE PAGE                                                           11

CERTIFICATIONS                                                           12

EXHIBIT 99                                                               14

                           Javo Beverage Company, Inc.
                          Condensed Balance Sheet as of
                                   (Unaudited)

                                                                   September 30,
ASSETS                                                                 2004

Current Assets
    Cash                                                           $    428,077
    Trade receivables - net                                             575,629
    Inventory                                                           303,436
    Prepaid Expenses                                                    164,045
    Employee Advances                                                    17,724
                                                                   -------------
  Total current assets                                                1,488,911

Property and equipment, net                                             997,680
Deposits                                                                 31,492
Intangible assets - net                                                 502,221
                                                                   -------------
Total Assets                                                       $  3,020,304
                                                                   =============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
    Accounts payable                                               $    396,646
    Accrued payroll and related benefits                                 27,687
    Other current liabilities                                           290,672
                                                                   -------------
  Total current liabilities                                             715,005

Long-term debt                                                       11,000,000
Discount on long-term debt                                           (3,502,729)
Accrued long-term interest payable                                    1,833,029
                                                                   -------------

    Net long-term debt                                                9,330,300
Commitments and contingencies                                                --
                                                                   -------------
  Total liabilities                                                  10,045,305

Stockholder's deficit
Common stock, $0.001 par value; 150,000,000                             142,502
      Shares authorized; 142,501,496 outstanding
      as of 9-30-04 & 113,334,434 as of 9-30-03
    Additional paid-in capital                                       19,585,344
    Accumulated Deficit                                             (27,080,345)
    Stock Subscription Note                                                  --
    Warrants outstanding                                                327,498
                                                                   -------------

  Total stockholder's deficit                                        (7,025,001)
                                                                   -------------

                                                                   -------------
                                                                   $  3,020,304
                                                                   =============

            The accompanying notes are an integral part of these
                            financial statements

                                                    Javo Beverage Company, Inc.
                                                 Condensed Statement of Operations
                                                            (Unaudited)


                                                            Three Months Ended                      Nine Months Ended
                                                                September 30,                         September 30,
                                                         2004                2003                2004                2003
                                                    --------------      --------------      --------------      --------------
Net sales                                           $     769,692       $     263,226       $   1,443,585       $     510,181

Cost of sales                                            (499,783)           (163,153)           (955,488)           (333,916)
                                                    --------------      --------------      --------------      --------------

  Gross profit                                            269,909             100,073             488,097             176,265

Operating expenses:
  Research & development                                  (69,394)           (100,930)           (321,963)           (311,819)
  Selling & marketing                                    (231,636)           (238,068)           (746,011)           (787,394)
  General & administrative                               (552,772)           (405,374)         (1,660,439)         (1,347,338)
                                                    --------------      --------------      --------------      --------------

  Total operating expenses                               (853,802)           (744,372)         (2,728,413)         (2,446,551)
                                                    --------------      --------------      --------------      --------------

  Loss from operations                                   (583,893)           (644,299)         (2,240,316)         (2,270,286)
                                                    --------------      --------------      --------------      --------------

Other expenses:
  Interest Income                                           1,884                 133              11,277               1,344
  Interest Expense                                       (582,904)           (331,333)         (1,737,053)           (936,853)
  Exp. related to issued stocks for notes                      --            (147,994)                 --            (616,607)
  Other expense, net                                           --                  --                 884               2,565
                                                    --------------      --------------      --------------      --------------

  Total other expenses                                   (581,020)           (479,194)         (1,724,892)         (1,549,551)
                                                    --------------      --------------      --------------      --------------

  Net loss                                          $  (1,164,913)      $  (1,123,493)      $  (3,965,208)      $  (3,819,837)
                                                    ==============      ==============      ==============      ==============

Basic & diluted loss per share                             (0.008)             (0.010)             (0.028)             (0.034)
                                                    ==============      ==============      ==============      ==============

Basic & Diluted weighted average common shares        142,501,498         112,014,379         141,969,364         112,014,379
                                                    ==============      ==============      ==============      ==============

                                       The accompanying notes are an integral part of these
                                                          financial statements

                                                                    4

                           Javo Beverage Company, Inc.
                        Condensed Statements of Cash Flow
                                   (Unaudited)

                                                       Nine Months ended
                                                          September 30,
                                                      2004              2003
                                                  ------------      ------------

Cash flows from operating activities:
  Net loss                                        $(3,965,209)      $(3,819,838)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
  Depreciation and amortization                       186,993            82,697

  Issued stock for services & notes rendered           69,838         1,528,430
  Expense for Issuance of Warrants                     12,175                --
  Changes in operating assets and liabilities:
    Trade receivables                                (496,959)           26,188
    Inventories                                      (177,638)          (19,417)
    Prepaid Expenses                                   82,012                --
    Other current assets                               (1,650)           37,406
    Accounts payable                                  237,310             9,144
    Accrued Expense                                    48,705                --
    Accrued payroll & related benefits                 20,100           181,459
    Accrued interest-five year loans                  825,000           434,003
    Other current liabilities                              --           119,628
                                                  ------------      ------------

  Net cash used in operating activities            (3,159,323)       (1,420,300)
                                                  ------------      ------------

Cash flows from investing activities:
    Purchases of property & equipment                (491,706)         (150,478)
                                                  ------------      ------------

Cash flows from financing activities:
    Inc.(dec.) in due to related parties                   --           114,500
    Five year & bridge loans payable                       --         1,083,000
    Discount on Five Year Loan - Net                  792,000                --
    Stock Issued Related to five year loan            164,479                --
    Loan Fee and Discount- Net of Amortization        119,919          (346,372)
    Loan Subscription Receivable                      315,000                --
    Cash for Warrants Exercised                            --                --
                                                  ------------      ------------

    Net cash provided by financing activities       1,391,398           851,128
                                                  ------------      ------------

    Net increase (decrease) in cash                (2,259,631)         (719,650)
    Cash at beginning of period                     2,687,708           724,003
                                                  ------------      ------------

    Cash at end of period                         $   428,077       $     4,351
                                                  ============      ============

              The accompanying notes are an integral part of these
                              financial statements

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2004 and the results of operations and of cash flows for the nine month periods ended September 30, 2004 and 2003.

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

In August 2004, the Company issued warrants for the purchase of 22,240 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $2,416 for the issuance of the warrants.

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

Long-term debt matures as follows:

Year ended December 31,       Principal          Interest           Total
-----------------------       ---------          --------           -----
       2004                 $    --           $    --           $    --
       2005                      --                --                --
       2006                      --                --                --
       2007                   5,000,000         2,500,000         7,500,000
       2008                   6,000,000         3,000,000         9,000,000
    Thereafter                   --                --                --
                            ------------------------------------------------
                            $11,000,000        $5,500,000       $16,500,000
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

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003.

During the quarter ending September 30, 2004, the Company's gross revenues increased from the same quarter of the previous year, $769,692 versus $263,226. The increase of 192.4% is primarily due to the continued sales efforts to sell products and install dispensers in the Down-the-Street markets, increase in our latte sales, and the continued roll out of national account customers.

Operating expenses increased from $744,372 to $853,802, representing an increase of $109,430 or 14.7%. The increase is primarily attributed to the increase in non-cash expenses of $147,398 in general & administrative expenses, offset by the decreases of $6,432 in sales & marketing and $31,536 in research & development.

Other expenses, net, increased by $101,826 from $479,193 to $581,019 during the three months ending September 30, 2004 over the same quarter in 2003. The 21.2% increase was primarily due to the increase in interest expense related to its long-term notes, offset by the reduction in non-cash expense related to the issuance of stocks.

For the current quarter, the Company had a loss of $1,164,913 or ($0.008) per 142,501,498 weighted average number of shares outstanding, as compared to a loss of $1,123,493 or ($0.010) per share, based on 112,014,379 weighted average number of shares outstanding, in the same quarter of the previous year. The increase of $41,420 or 3.7% was primarily due to increased gross profit of $169,836 offset by an increase operating expenses of $109,430 and an increase interest expenses.

NINE-MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2003.

During the nine-months ended September 30, 2004, the Company's gross revenues increased from the same nine-months of the previous year, $1,443,585 versus $510,181 or a 183% increase. The Company anticipates continued revenue growth.

Operating expenses for the nine months increased from $2,446,551 to $2,728,412, representing an increase of $281,861 or 11.5%. The increase is primarily attributed to an increase in research & development of $10,144 and general & administrative of $313,101 which includes non-cash expense for issuance of stock and warrants of $137,930, offset by a decrease in sales & marketing of $41,383.

Other expenses, net, increased by $175,342 from $1,549,551 to $1,724,893 during the nine-months ended September 30, 2004 over the same nine-months in 2003. The 11.3% increase was primarily due to an increase in accrued interest expense and the amortization of non-cash, note discount related to it, long-term notes totaling $183,593.

For the nine-months in 2004, the Company had a loss of ($3,965,208) or ($0.028) per 141,969,364 weighted average number of shares outstanding, as compared to a loss of ($3,819,837) or ($0.034) per share, based on 112,014,379 weighted average number of shares outstanding, in the same nine-months of the previous year. The increase in loss of $145,371 or 3.8% was primarily due to an increase in interest expenses, offset by a reduction in expenses for issuance of stocks.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2004, the Company had cash or cash equivalents of $428,077, current assets of $1,488,911 and total assets of $3,020,304 versus cash or cash equivalents of $4,351, current assets of $223,182 and total assets of $1,399,610 in September 30, 2003. The Company is in the process of finalizing a private placement debt/equity offering. As of November 15, 2004, the Company has received cash of $1,675,000. The Company currently anticipates completing the offering in the very near term raising additional capital of up to $1,000,000. However, there is no guarantee that the Company will implement the maximum offering. In this offering the Company is issuing restricted shares and the shares will not be registered for resale.

As of September 30, 2004, the Company had current liabilities totaling $715,005 versus $792,679 for the same quarter in 2003. Long-term notes, including interest accrued, increased from $4,843,081 in September 2003 to $9,330,300 in September 2004 through the funding of additional five year notes. Accrued interest on the five year notes increased from $802,058 as of September 30, 2003 to $1,833,029 as of September 30, 2004. The five-year note obligations as of September 30, 2004 were offset by a discount recorded of $3,502,729 resulting from the issuance of stock in connection with the funding of five-year notes. This discount is being amortized over the term of the five year notes.

The Company continues to operate at a deficit and as of September 30, 2004, had an accumulated deficit of $27,080,345. Shareholder's deficit as of September 30, 2004, was $7,025,001. For the nine months ending September 30, 2004, the Company had an operating cash flow deficit from operating activities of $3,159,323. This includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses.

Investing activities during the nine months ending September 30, 2004 was comprised of purchases of property and equipment of $491,706.

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

         In August 2004, the Company issued warrants for the purchase of 22,240 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $2,416 for the issuance of the warrants.

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

Date:  November 15, 2004                    /s/ Cody C.Ashwell
     -----------------------                ------------------------------
                                            Cody C.Ashwell
                                            Chairman and Chief Executive Officer

Date:  November 15, 2004                    /s/ RICHARD A. GARTRELL
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

DATED: November 15, 2004                /s/ CODY C. ASHWELL
                                        ----------------------------------------
                                        Cody C. Ashwell, Chief Executive Officer

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

DATED: November 15, 2004            /s/ RICHARD A. GARTRELL
                                    --------------------------------------------
                                    Richard A. Gartrell, Chief Financial Officer