Form 10KSB
period 2004-12-31
JAVO BEVERAGE CO INC
filed 2005-03-31
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended:

                                DECEMBER 31, 2004

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

                      COMMON STOCK, WITH PAR VALUE: $.001,
    SERIES-A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE $.001 PER SHARE,
           AND RIGHTS TO PURCHASE SHARES SERIES-A JUNIOR PARTICIPATING
                   PREFERRED STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $2,083,810.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2005 was $37,067,000 based on the $0.36 per share price at which the stock was sold as of February 28, 2005.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 149,292,467 as of March 15, 2005.

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

CORPORATE HISTORY

Javo(R) Beverage Company, Inc. (the "Company" or "Javo") was originally incorporated in Washington as North West Converters, Inc. on February 9, 1987. In June of 1999, the Company changed its name to La Jolla Fresh Squeezed Coffee(TM) Co., Inc. and its Board of Directors ratified the acquisition of the assets of Stephen's Coffee, Inc. and the merger with Stephen's Coffee Holding, Inc. On February 22, 2000, the Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to Sorisole pursuant to Rule 12g-3 of the Securities Exchange Act of 1934 and subject to the reporting requirements of the Securities & Exchange Commission. On August 21, 2002, the Company reincorporated from Washington State to the state of Delaware and simultaneously changed its name from La Jolla Fresh Squeezed Coffee Company, Inc. to Javo Beverage Company, Inc.

BUSINESS DESCRIPTION

Javo Beverage Company is a manufacturer of coffee and tea concentrates, extracts, and beverages serving the foodservice, food and beverage manufacturing, and retail industries. For foodservice operators, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

PRODUCTS

Javo has significant expertise in the extraction of coffees and teas and, moreover, in the formulation of flavored beverages based on these ingredients. The Company has actively employed its technology across three major product categories: dispensed coffee, specialty coffee & tea beverages and industrial flavor systems. At a time when coffeehouse style beverages are proliferating, these unique capabilities have equipped the Company to deliver on its business mission of removing the operational barriers for foodservice operators desiring to serve specialty coffee and tea beverages.

To address the needs of high volume food service operators like: hospitals, casinos, hotels, sports parks, universities, military bases and caterers who are challenged to serve a consistent, high quality cup of coffee in the volumes that their businesses require, Javo offers a variety of coffee concentrates that may be conveniently served "on-demand" from dispensing equipment (similar to fountain juice and soda machines). Javo brand coffee concentrates arrive to the operator in refrigerated bag-in-box packages ready for loading into coffee concentrate dispensers that prepare hot coffee on an as-needed basis.

For food service operators and specialty coffee shops looking for ways to offer increasingly popular specialty iced coffee and tea flavored beverages, Javo offers a line of coffee and tea products. These products are offered in packages fitting a range of commonly used beverage formats. To service non-dispensing operating systems, Javo offers convenient coffee and tea-based mixes in shelf stable packages. Operators may easily combine these products with water, milk and ice to serve specialty beverages without the requirement of expensive brewing equipment.

Finally, Javo enables food and beverage processors to better align their coffee and tea flavored product portfolios to the elevated quality standards of today's consumer. Javo supplies industrial coffee and tea extracts and, increasingly, flavor systems, product formulation and production services for it customers' retail and food service products, like ready to drink lattes, meal replacement drinks, ice cream and yogurt.

DISTRIBUTION

The Company distributes its products through multiple, established food distribution methods. Javo's dispensed on-demand coffee and coffee/tea beverages utilize broad line foodservice distributors who supply a complete range of food, beverage and consumables to foodservice operators. These distributors own and manage inventories of Javo's products, receive orders and deliver products, as needed, to clients for use in their operations. In the case of chain restaurant operators, designated captive distribution providers operate in a similar fashion. Javo supplies its industrial flavor systems to its food and beverage manufacturing customers by shipping truck-load sized orders of product directly to the food processing location.

SALES AND SERVICE ORGANIZATIONS

The Company continues to expand its sales force to more broadly communicate its product propositions on a national basis within its primary sales channels. Javo employs a direct sales force to make direct operator sales calls and service its direct customer distributor base in its key markets. Javo's service organization manages all aspects of it equipment program, including: installations, asset tracking, emergency service and preventive maintenance. To supplement its service capabilities, Javo frequently employs the services of contract service partners such as BunnServe.

Javo, additionally, employs direct, dedicated sales staff to sell and service coffeehouses, chain restaurants and beverage manufacturers wishing to utilize the Company's coffee and tea products. In many cases, Javo receives sales assistance from its distributors, equipment suppliers and partner brands in initiating and completing sales efforts.

COMPETITION

For its on-demand coffee business, Javo has only a few significant direct competitors in the United States. The largest is Douwe Egberts Coffee Systems, a division of Sara Lee Corporation. Douwe Egberts began its business in Europe where, compared to the United States, the market for dispensed coffee is more established and greater than three times the size. The Douwe Egberts' products are frozen at the point of manufacture, shipped via frozen distribution facilities in the United States and dispensed from proprietary dispensers at their clients foodservice locations. Douwe Egberts' competitive strength lies in its size, financial resources and long history in the coffee business. In multiple head-to-head competitive selling situations, however, Javo has demonstrated its superiority in flavor delivery, operational ease of use and favorable pricing.

A testament to the growing prospects for the category of dispensed coffee is that two very large food companies, Nestle S. A. and Kraft Foods, Inc., have recently introduced liquid coffee concentrate products in the foodservice market. While there has not been sufficient time in the marketplace to adequately measure their competitiveness, preliminary feedback from customers is that Javo continues to command a lead in product quality and operating systems. Even though these companies are likely to dedicate substantial resources toward the launch of their new products, management believes that any progress that is made converting customers from traditional roast and ground solutions and expanding the market for liquid coffee concentrates is, long term, a positive development for Javo's high quality coffee program.

The Company's coffee and tea flavored beverages and beverage mixes have a small and fragmented group of direct competitors, the largest of which is Kerry Foodservice (Jet Tea(R), Oregon Chai(R) and other brands). Javo's products compete more broadly with a variety of syrups and powdered mixes that have traditionally been used to prepare specialty coffee drinks. Management believes that its products in this category generally offer superior coffee flavor and greater ease in preparation than its competitors.

Javo has no known large, direct competitors for high quality liquid coffee/tea extracts and flavor systems. The food and beverage industry has typically relied upon heavily flavored and heat processed ingredients from industrial suppliers that require the customer to make a frequently unacceptable flavor tradeoff in their finished product. The Company's high quality, flavorful extracts work extremely well in flavoring new consumer products that are attempting to take advantage of unique, refined flavors coming out of the specialty coffee industry.

OPERATIONS

The Company operates an approximately 40,000 square foot facility in Vista, California in San Diego County, which houses all of the Company's operations including its corporate office and manufacturing infrastructure. At this facility, coffee and teas are received, roasted and ground as necessary, extracted, and finally packaged into the appropriate format. The Company also uses off-site distribution and storage facilities where necessary.

During 2004, the Company upgraded and expanded various aspects of its manufacturing infrastructure including its filling and packaging lines, dry handling and blending, and liquid storage and handling systems. This effort is expected to continue during 2005 and is expected to continue to both significantly improve product quality and expand the Company's manufacturing capacity.

The Vista facility also houses the Company's laboratory where the Company performs product design and formulation work both for its own products and for those of its customers.

INTELLECTUAL PROPERTY

The Company is the owner of certain trademarks, principally Javo(R), which it has registered with the United States Patent and Trademark Office. The Company also owns its proprietary extraction processes and equipment as well as product formulas and other trade secrets that it has developed.

EMPLOYEES

As of March 15, 2005, the Company employs 23 full-time employees. The Company also uses outside consultants, brokers and other independent contractors from time to time. Additional employees in sales, manufacturing and other areas are planned during 2005 in response to the Company's anticipated continued growth.

GOVERNMENT REGULATION

Javo's facility, operations and products are subject to various laws and regulations relating to health and safety and environmental issues. The operations of our roasters are subject to various air quality and environmental laws and our products are subject to various laws and regulations to insure food safety. While the Company believes that its operations are compliant with these laws, a finding of non-compliance could potentially interfere with the Company's operations.

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

THE COMPANY DEPENDS ON ACCESS TO COMMODITY GOODS AND SERVICES AT COMPETITIVE PRICES.

As the Company grows, it must be able to obtain at competitive prices substantial amounts of certain green coffee beans and manage roasting and grinding costs. The Company's coffee bean and roasting and grinding costs make up a large component of its overall cost of goods sold. Commodity agricultural goods such as coffee can and do experience significant fluctuations in availability and prices which could in turn cause significant interruptions in the manufacturing output and sales of the Company. Typically these additional costs are passed through to customers as price increases.

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

TRADING VOLUME IN THE COMPANY'S SECURITIES IS LIMITED AND SPORADIC.

The Company's Common Stock is traded on the Over the Counter Bulletin Board under the trading symbol "JAVO." While currently there is an existing limited and sporadic public trading market for the Company's securities, the price paid for the Company's Common Stock on the Over the Counter market and the amount of stock traded are volatile. There can be no assurance that these markets will improve in the future.

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

ITEM 2.  PROPERTY

Javo's facilities, including its principal executive offices are located in Vista, California in San Diego County. The Company entered into a seven-year lease of an approximately 40,000 square foot building on June 30, 2002. The Vista facility houses Javo's entire operation as well as those of its principal roaster.

ITEM 3.  LEGAL PROCEEDINGS

At the present time the Company has no outstanding legal proceedings.

From time to time, the Company is involved in various minor litigation matters arising out of the normal conduct of its business, including litigation relating to commercial transactions, contracts and other matters. In the opinion of management, the final outcome of such routine litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of stockholders final quarter of fiscal year 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "JAVO." The reported highest and lowest prices for the Common Stock for each quarter as reported by the NASDAQ OTC Bulletin Board are shown below for fiscal years 2003 and 2004 and February 28 of the first quarter of 2005. These quotations represent prices between dealers and do not include retail markup, markdown or commission nor do they represent actual transactions.

         2003                                           HIGH        LOW
         First Quarter                                $0.2800     $0.1600
         Second Quarter                               $0.3600     $0.1500
         Third Quarter                                $0.3200     $0.1800
         Fourth Quarter                               $0.1900     $0.1500

         2004
         First Quarter                                $0.5300     $0.1600
         Second Quarter                               $0.4500     $0.2600
         Third Quarter                                $0.4300     $0.2100
         Fourth Quarter                               $0.4300     $0.2700

         2005
         First Quarter thru February 28               $0.4400     $0.3500

SHAREHOLDERS

As of December 31, 2004, the Company had approximately 540 holders of record of its Common Stock and 149,367,467 shares of Common Stock outstanding.

DIVIDENDS

The Company has not declared a dividend during the past two fiscal years or since the end of the last fiscal year.

SALES AND ISSUANCES OF UNREGISTERED SECURITIES

From January through December 2003 pursuant to a $6,000,000 Debt Offering Private Placement Memorandum, the Company issued a total of 36,000,000 shares of Common Stock at an average value of $0.13 per share. The
36,000,000 shares comprising the equity portion of the offering had been contributed to the Company's stock treasury by members of executive management of the Company. In connection with the stock issuance for this debt offering, the Company capitalized a non-cash discount against the debt of $2,880,000 and recorded a non-cash expense for stock issuance of $1,800,000. The Company relied on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

From January through December 2004 pursuant to a $2,700,000 Debt Offering Private Placement Memorandum, the Company issued a total of 6,750,000 shares of Common Stock at an average value of $0.25 per share. In connection with the stock issuance for this debt offering, the Company had received $2,250,000 by the end of 2004. The Company capitalized a non-cash discount against the debt of $1,080,000 and recorded a non-cash expense for stock issuance of $664,500 in 2004. The Company's management has agreed to contribute certain shares of common stock to the Company's stock treasury to facilitate this debt offering. The Company is relying on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

2004 EXECUTIVE ISSUANCE

None

STOCK ISSUANCES FOR DISPUTE SETTLEMENTS

None in 2003 or 2004.

STOCK ISSUANCES FOR THIRD PARTY SERVICES

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

In January 2004, the Company issued 1,200,000 shares at $0.14 per share, or 150,000 shares to each outside member of the Board of Directors for services. The Company is amortizing a non-cash expense of $168,000 over the two year term of the directors. The 2004 expense recognized was $90,563. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

None in 2003 or 2004.

WARRANTS ISSUED AND EXERCISED

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

In 2004, the Company issued warrants for the purchase of 151,144 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $26,333 for the issuance of the warrants.

In 2004, the Company issued 371,033 shares for $17,378 in connection with the exercise of warrants at strike prices ranging from $0.085 to $0.1875 per share. The Company is relying on exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.

For years ended December 31, 2004 and 2003

REVENUES

The revenues in 2004 increased to $2,083,810 from $661,594 in 2003. The increase of $1,422,216 or 215% in sales is primarily due to increased sales of our dispensed coffee, specialty coffee and latte products. The Company anticipates a significant increase in its revenues in 2005 as it rolls out its products to foodservice chains and continues to add national and international distribution.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $433,523 in 2004 compared to $443,042 in 2003, a slight reduction of $9,519 or 2.1%. The reduction was due to use of slightly less raw materials in the Company's product development and formulation efforts. The Company anticipates it will continue expenditure at this level in 2005 as it formulates additional coffee and tea extracts and beverages.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for 2004 were $963,010 compared to $1,006,213 in 2003. The decrease of $43,204 or 4.2% is primarily attributed to the increase in marketing & promotion of $87,739 offset by the reduction in expenses incurred by in-house sales personnel of $133,584. The Company anticipates adding two or three additional sales personnel as it expands its national sales roll out in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for 2004 were $2,213,152 compared to $1,826,340 in 2003. The increase of $386,812 or 21.1% is primarily due to an increase in non-cash depreciation expense of $100,000, an increase in warehouse & maintenance expenses of $83,000, an increase in outside audit fees for finance & accounting of $34,000, increase in payroll taxes & benefits for the executive department of $64,000, an increase in legal for the annual shareholders meeting of $18,000, an increase in occupancy expense of $30,000, an increase in allowance for doubtful accounts of $20,000, an increase in quality assurance expenses of $7,000 and an increase in property taxes of $6,200. The Company anticipates general and administration expenses will remain relatively constant subject to the normal inflation increases in 2005.

OTHER INCOME/EXPENSES

Other income/expenses were $3,042,033 in 2004 compared to $3,190,029 in 2003. The decrease in other income/expenses of $147,996 or 4.6% is primarily attributable to a decrease in the non-cash expense for its 2004 debt offering loan fee of $138,301, an increase in interest income of $10,425, and a decrease in other expenses of $730. The Company anticipates that net other expenses will decrease in 2005.

NET LOSS

The net loss for the Company for 2004 was $5,963,869 compared to $6,251,452 in 2003, a decrease of $287,583 or 4.6%. The decrease was primarily due to increased gross profit of $473,676 and operating expenses of $334,089, offset by the decrease in other expenses of $147,996. The Company anticipates its net loss will decrease significantly with its anticipated increase in revenue, related increase in gross profit and relatively stable research & development and general and administrative expenses in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flow from operations each year since inception. Through December 31, 2004, it had incurred an accumulated deficit of $29,079,005 and had consumed cash from operations and financing in excess of $13 million. It had financed operations since inception primarily through capital contributions from its founder, related-party loans, and private-placements of its Common Stock and debt offerings. The Company is currently completing a $2,700,000 funding through a private placement of units of debt with Common Stock in the fourth quarter 2004 and the first quarter 2005. The Company currently anticipates that its cash in bank, the remaining proceeds from its $2,700,000 debt offering and cash flow from increased sales and gross profits in 2005 should provide adequate capital to fund operations, sales growth and any required capital expenditures needs through the Company's cash flow breakeven. The Company anticipates it will reach cash flow breakeven before the end of 2005.

See `Risk Factors' in Item 1.



OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

                           JAVO BEVERAGE COMPANY, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-1

FINANCIAL STATEMENTS

     Balance Sheet                                                         F-2

     Statements of Operations                                              F-3

     Statements of Stockholder's Deficit                                   F-4

     Statements of Cash Flows                                              F-6

     Notes to Financial Statements                                         F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Javo Beverage Company, Inc.
Vista, California


We have audited the accompanying balance sheet of Javo Beverage Company, Inc. as of December 31, 2004 and 2003, and the related of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Javo Beverage Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javo Beverage Company, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



Hurley & Company
Granada Hills, California
January 28, 2005

                              JAVO BEVERAGE COMPANY, INC.
                                     BALANCE SHEET
                                   DECEMBER 31, 2004

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  2,092,172
  Accounts receivable, net of allowance for doubtful accounts of $19,113          315,503
  Inventory, net of reserve for obsolescence of $88,813                           287,955
  Prepaid expenses                                                                176,549
  Employee advances                                                                14,174

                                                                             -------------
    Total current assets                                                        2,886,353

PROPERTY AND EQUIPMENT, NET                                                       960,303

OTHER ASSETS
  Deposits                                                                         32,742
  Intangibles, net of accumulated amortization of $361,781                        676,769

                                                                             -------------
    Total other assets                                                            709,511
                                                                             -------------

    Total assets                                                             $  4,556,167
                                                                             =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $    717,966
  Accrued payroll and related benefits                                             26,534
  Current portion of long-term debt                                                 4,433
                                                                             -------------
    Total current liabilities                                                     748,933

  Long-term debt, net of current portion                                       13,264,363
  Unamortized discount on long-term debt                                       (4,281,929)

                                                                             -------------
    Net long-term debt                                                          8,982,434

  Accrued long-term interest payable                                            2,139,105
  Commitments and contingencies                                                        --

                                                                             -------------
    Total liabilities                                                          11,870,472
                                                                             -------------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value, 150,000,000 shares authorized,
  149,367,465 shares issued and outstanding                                       149,367
  Additional paid in capital                                                   21,615,333
  Accumulated deficit                                                         (29,079,005)

                                                                             -------------
    Total stockholders' deficit                                                (7,314,305)
                                                                             -------------
    Total liabilities and stockholders' deficit                              $  4,556,167
                                                                             =============

       The accompanying notes are an integral part of these financial statements.


                                      JAVO BEVERAGE COMPANY, INC.
                                       STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                           2004               2003
                                                                     --------------     --------------
Net sales                                                            $   2,083,810      $     661,594

Cost of sales                                                            1,395,961            447,420
                                                                     --------------     --------------

Gross profit                                                               687,849            214,174

Operating expenses:
  Research and development                                                 433,523            443,042
  Selling and marketing                                                    963,010          1,006,214
  General and administrative                                             2,213,152          1,822,641
                                                                     --------------     --------------

    Total operating expenses                                             3,609,685          3,271,897
                                                                     --------------     --------------

    Loss from operations                                                (2,921,836)        (3,057,723)
                                                                     --------------     --------------

Other income (expenses):
  Interest Income                                                           15,071              4,646
  Interest Expense                                                      (2,394,439)        (1,397,241)
  Loan Cost                                                               (664,500)        (1,800,000)
  Other income                                                                 134                 --

  Gain /(loss) on disposal of assets                                         1,701             (1,134)
                                                                     --------------     --------------

    Total other expense                                                 (3,042,033)        (3,193,729)
                                                                     --------------     --------------

    Net loss                                                         $  (5,963,869)     $  (6,251,452)
                                                                     ==============     ==============

Basic and diluted loss per share                                             (0.04)             (0.05)
                                                                     ==============     ==============

Weighted average number of shares outstanding, basic and diluted       143,028,396        121,471,919
                                                                     ==============     ==============

              The accompanying notes are an integral part of these financial statements.


                                                    JAVO BEVERAGE COMPANY, INC.
                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                    Additional
                                            Common Stock               Paid-in        Accumulated     Subscription
                                      Shares           Amount          Capital          Deficit        Receivable          Total
                                  -------------    -------------    -------------    -------------    -------------    -------------
Balances at January 1, 2003        139,321,434     $    139,321     $ 15,239,622     $(16,863,684)    $   (510,000)    $ (1,994,741)

Shares issued at $0.13 per
share in connection with loan
payable                             36,000,000           36,000        4,644,000          --              (315,000)       4,365,000

Shares issued to employees at
$0.16                                   55,000               55            8,745          --                 --               8,800

Shares issued for exercised
warrants at $0.20                      250,000              250           49,750          --                 --              50,000

Shares issued for services at
$0.13                                  700,000              700           90,300          --                 --              91,000

Shares issued to employees at
$0.13                                   35,000               35            4,515          --                 --               4,550

Shares contributed by officers     (36,000,000)         (36,000)        (474,000)         --               510,000             --

Shares Issued for services at
$0.14                                  500,000              500           69,500          --                  --             70,000

Shares issued to employees at
$0.12                                  215,000              215           25,585          --                  --             25,800

Shares issued to employees
canceled at $0.04                      (30,000)             (30)          (1,170)         --                  --             (1,200)

62,535 warrants issued at a
strike price of $0.085 per
agreement with consultant                --                 --            10,959          --                  --             10,959

Net loss                                 --                 --              --         (6,251,452)            --         (6,251,452)

                                  -------------    -------------    -------------    -------------    -------------    -------------
Balance at December 31, 2003       141,046,434     $    141,046     $ 19,667,806     $(23,115,136)    $   (315,000)    $ (3,621,284)
                                  =============    =============    =============    =============    =============    =============

                             The accompanying notes are an integral part of these financial statements.
(CONTINUED)


                                                    JAVO BEVERAGE COMPANY, INC.
                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                    Additional
                                            Common Stock               Paid-in        Accumulated     Subscription
                                      Shares           Amount          Capital          Deficit        Receivable          Total
                                  -------------    -------------    -------------    -------------    -------------    -------------
Balances at January 1, 2004        141,046,434     $    141,046     $ 19,667,806     $(23,115,136)    $   (315,000)    $ (3,621,284)

Shares issued for exercised
warrants                               371,033              371           16,987            --                --             17,358

Subscription receivables
  collected                               --               --               --              --             315,000          315,000

Warrants issued at a strike price
  of $0.085 per agreement with
  consultant                              --               --             25,990            --                --             25,990

Shares issued Board of Directors
  at $0.14                           1,200,000            1,200          166,800            --                --            168,000

Shares issued at $0.24 per share
  in connection with loan payable      450,000              450          107,550            --                --            108,000

Shares issued at $0.26 per share
  in connection with loan payable    6,150,000            6,150        1,592,850            --                --          1,599,000

Shares issued at $0.25 per share
  in connection with loan payable      150,000              150           37,350            --                --             37,500

Net loss                                 --                --               --         (5,963,869)            --         (5,963,869)
                                  -------------    -------------    -------------    -------------    -------------    -------------
Balance at December 31, 2004       149,367,467     $    149,367     $ 21,615,333     $(29,079,005)    $       --       $ (7,314,305)
                                  =============    =============    =============    =============    =============    =============

                             The accompanying notes are an integral part of these financial statements.


                                         JAVO BEVERAGE COMPANY, INC.
                                           STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                    2004             2003
                                                                                ------------     ------------
Cash flows from operating activities:
Net loss                                                                        $(5,963,869)      (6,251,452)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                     1,498,659          906,780
Issuance of warrants for services                                                   (25,990)         171,959
Issuance of common stock for compensation and debt                                  883,900           37,950
Loss (Gain) on disposal of assets                                                    (1,701)           1,134
Changes in operating assets and liabilities:
Accounts receivable                                                                (236,833)         (16,492)
Inventory                                                                          (162,157)          24,202
Prepaid expenses                                                                   (176,549)              --
Deposits                                                                            244,806         (224,711)
Employee advances                                                                     1,900            2,611
Accounts payable and accrued expenses                                               340,157           16,599
Accrued payroll and related benefits                                                 18,945          (24,342)
Accrued interest payable                                                          1,131,076          639,973
Other current liabilities                                                                --          (24,809)
                                                                                ------------     ------------

Net cash used in operating activities                                            (2,447,656)      (4,740,598)
                                                                                ------------     ------------

Cash flows from investing activities:
Proceeds from disposal of equipment                                                   9,419              836
Purchases of property and equipment                                                (510,542)        (241,026)
                                                                                ------------     ------------

Net cash used in investing activities                                              (501,123)        (240,190)
                                                                                ------------     ------------

Cash flows from financing activities:
Proceeds from long-term debt                                                      2,250,000        5,408,493
Loan cost                                                                          (225,000)        (313,550)
Payments on long-term debt                                                           (4,698)              --
Payment received on stock subscription                                              315,000               --
Proceeds from exercised warrants                                                     17,941               --
Issuance of stock for cash                                                               --        1,849,550
                                                                                ------------     ------------

Net cash provided by financing activities                                         2,353,243        6,944,493
                                                                                ------------     ------------

Net change in cash and cash equivalents                                            (595,536)       1,963,705

Cash and cash equivalents at beginning of period                                  2,687,708          724,003

                                                                                ------------     ------------
Cash and cash equivalents at end of period                                      $ 2,092,172      $ 2,687,708
                                                                                ============     ============

Non cash financing activities:
Stock subscription note cancelled                                                        --          510,000
Stock issued for subscription                                                            --         (315,000)

Supplemental cash flow information:
Cash paid for interest                                                                   --               --
Cash paid for income taxes                                                            1,600            1,600

                  The accompanying notes are an integral part of these financial statements.


                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1.  NATURE OF OPERATIONS

Organization
------------

Javo Beverage Company, Inc., formerly La Jolla Fresh Squeezed Coffee Company, Inc., (the "Company") was incorporated in the state of Delaware on June 21, 2002. In 2002, the Company merged with La Jolla Fresh Squeezed Coffee Company, Inc. ("LJCC"). LJCC was incorporated in the state of Washington on February 9, 1987. In 1998, LJCC acquired the net assets of Stephen's Coffee Company, Inc. ("SCC"). SCC was incorporated in the state of California on August 13, 1993. SCC was the operating company responsible for the development of manufacturing methods and products for distribution. Effective November 1, 1998, SCC was acquired for 1,142,500 shares of common stock representing approximately 9% of the outstanding voting stock of LJCC in exchange for the common stock of SCC. The LJCC's sales during 2001 were primarily of a promotional nature as it tried to find its niche in the marketplace. From August 13, 1993 to December 31, 2001, the Company was a development stage enterprise. After the merger of LJCC into the Company, the Company exited the development stage as it began to generate commercial revenues.

Nature of Operations
--------------------

The Company is a manufacturer of coffee and tea concentrates, extracts and beverages serving the foodservice, food and beverage manufacturing, and retail industries. For foodservice operators, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

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

Concentration of Credit Risk
----------------------------

The Company purchases certain products from five suppliers, which accounted for approximately 65% and 85% of total purchases in 2004 and 2003, respectively. Management does not believe that the loss of these suppliers could have a severe impact on the result of operations.

Revenue Recognition
-------------------

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

Advertising Costs
-----------------

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $72,240 and $38,193 for the years ended December 31, 2004 and 2003, respectively.

Research and Development Expenses
---------------------------------

Research and development costs are expensed as incurred.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations as permitted by SFAS "Accounting for Stock-Based Compensation" as amended in accounting for its employee stock options. Under APB 25, compensation expense is measured as the excess, if any, of the quoted price of the Company's stock at the date of grant over the exercise price.

Loss per Share
--------------

Basic EPS is computed as net loss is based on weighted average shares outstanding and diluted net loss per share is based on weighted average common shares and dilutive equivalents outstanding, if any. As a result of net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. Substantially all funds are on deposit with one financial institution.

Inventory
---------

Inventories consist principally of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
----------------------

Property and equipment are depreciated over their estimated useful lives using the straight-line method over three to seven years. Additions are capitalized when acquired. The cost of maintenance and repairs is charged to expense as incurred.

Fourth quarter adjustments
--------------------------

The Company made adjustments during the fourth quarter of 2004 to better reflect the matching of costs and benefits primarily relating to the issuance of stock and debt. The net effect of these adjustments was to reduce the Company's net loss by approximately $76,000.

Reclassifications
-----------------

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 3.  BASIS OF PRESENTATION

During the two years ended December 31, 2004 and 2003, the Company had recurring losses while developing its niche in the coffee, foodservice, flavored beverage, and tea markets. The Company still has not developed sufficient revenues to cover its operating expenses. The Company has a working capital of approximately $2,886,000, but a stockholder deficit of over $7,314,000, and losses from operations during the last two years have been significant. As a result, the Company Management is confident that the Company's working capital and financing arrangements are sufficient to cover its capital requirements through 2005.

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

NOTE 4.  MAJOR CUSTOMERS

During the year ended December 31, 2004, the Company had sales to three major customers, which accounted for 21%, 17% and 15% of sales, respectively. During 2003, it had sales to three major customers, which accounted for 31%, 19% and 14% of sales, respectively.

NOTE 5.  INVENTORY

Inventory at December 31, 2004 consists of the following:

                   Raw Materials                                  $    230,932
                   Finished Goods                                      145,837
                                                                  -------------
                                                                       367,769
                   Reserve for Obsolescence                            (88,813)
                                                                  -------------
                                                                  $    287,956
                                                                  =============


NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2004:

                   Production Equipment                           $  1,337,369
                   Office Equipment                                     55,258
                   Leasehold Improvements                               81,431
                                                                  -------------

                   Total Cost                                     $  1,474,058
                   Less Accumulated Depreciation                      (513,755)
                                                                  -------------

                                                                  $    960,303
                                                                  =============

During the years ended December 31, 2004 and 2003, depreciation expense totaled $233,488 and $155,377, respectively.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 7.  INTANGIBLE ASSETS

The Company recorded loan costs of $225,000 and $313,550 during the years ended December 31, 2004 and 2003, respectively, which represented a 10% loan cost paid in connection with its private placement debt offerings (see Note 8 below). These loan costs are being amortized over the five-year life of the loans. Amortization expense as of December 31, 2004 and 2003 was $170,371 and $119,466, respectively.

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

In connection with these promissory notes, the Company issued 30,000,000 shares of its restricted common stock and paid a 10% loan cost totaling $500,000 (see
Note 7 above). As per APBO No. 14, the Company determined that the note holders had bought the 30,000,000 shares of restricted common stock for $2,400,000 and had paid $2,600,000 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $2,400,000 debt discount was recognized on the $5,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This makes the effective interest rate on the notes approximately 25.8% over the life of the debt. At December 31, 2002, $353,333 in interest expense was amortized and $368,056 in interest expense (at the 10% coupon rate) was accrued on the notes.

On February 28, 2003, the Company opened a $6,000,000 Private Placement Debt offering. During the year, the Company issued $6,000,000 in promissory notes bearing 10% interest per year, which mature 2008. The proceeds of this funding provided the Company with working capital to continue operations.

In connection with these promissory notes, the Company issued 36,000,000 shares of its restricted common stock and paid loan costs totaling $313,550 (see Note 7 above). As per APBO No. 14, the Company determined that the note holders had bought the 36,000,000 shares of restricted common stock for $2,880,000 and had paid $3,120,000 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $2,880,000 debt discount was recognized on the $6,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This makes the effective interest rate on the notes approximately 20% over the life of the debt.

In October, 2004, the Company opened a $2,700,000 Private Placement Debt offering. During the year, the Company issued $2,250,000 in promissory notes bearing 10% interest per year, which mature 2009. The proceeds of this funding provided the Company with working capital to continue operations.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 8.  LONG-TERM DEBT (CONTINUED)

In connection with these promissory notes, the Company issued 6,750,000 shares of its restricted common stock and incurred loan costs totaling $225,000
(see Note 7 above). As per APBO No. 14, the Company determined that the note holders had bought the 6,750,000 shares of restricted common stock for $1,080,000 and had paid $1,170,000 for the debt, based on the relative fair values of the respective equity and debt instruments issued.

Accordingly, a $1,080,000 debt discount was recognized on the $2,250,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This makes the effective interest rate on the notes approximately 20% over the life of the debt.

Long-term debt at December 31, 2004 consisted of the following:

         Notes payable, unsecured, payable at maturity including interest at 10% per        $  5,000,000
         annum. Matures 2007
         Notes payable, unsecured, payable at maturity including interest at 10% per           6,000,000
         annum. Matures 2008
         Notes payable, unsecured, payable at maturity including interest at 10% per           2,250,000
         annum. Matures 2009
         Note payable, secured by automobile, payable in monthly installments of $411,            18,794
         including interest at 1.9% per annum.  Matures 2008
                                                                                            -------------
                                                                                              13,268,794
                Less current portion                                                               4,432
                                                                                            -------------
                                                                                            $ 13,264,362
                                                                                            =============

Long-term debt matures as follows:

                                 Year ended December 31,
                                                    2005      $       4,432
                                                    2006              4,697
                                                    2007          5,004,787
                                                    2008          6,004,878
                                                    2009          2,250,000
                                              Thereafter                 --
                                                              --------------
                                                              $  13,268,794
                                                              ==============

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Leases
------

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. Total rent expense for all operating leases for the years ended December 31, 2004 and 2003 amounted to $308,655 and $278,679, respectively.

The Company's future annual minimum lease payments as of December 31, 2004 are as follows:

                                         Year Ending
                                                2005  $   259,632
                                                2006      267,420
                                                2007      275,445
                                                2008      283,704
                                                2009      267,320
                                                      ------------
                                                      $ 1,353,521
                                                      ============

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements
---------------------

In 2003, the Company entered into agreement with consultant to implement a national sales effort for the Company's products. The agreement calls for the issuance of 10 warrants of the Company's restricted common stock for each gallon sold by the consultant. As of December 31, 2004, 213,679 warrants were earned by the consultant, in which 115,969 warrants were exercised in 2004. The Company recognized an expense of $79,605 and $10,959 in 2004 and 2003, respectively.

Litigation
----------

As of December 31, 2004, there were no claims filed against the Company.

In February 2004, the Company settled a suit for $8,500 (the amount of the final payment plus fees) in connection with the Company's 2002 engaged consultant to design and implement certain production room improvements to the Company facility in Vista.

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.

NOTE 10. STOCK TRANSACTIONS

In February, 2003, the Company opened a private placement debt offering and issued 36,000,000 shares of common stock throughout the year at an average rate of $0.13 per share in connection with the promissory notes held by the private investors (Note 8 above).

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

In 2003, a consultant earned 62,535 warrants exercisable at $0.85 per warrant (see note 9 above). Using the Black Scholes method of calculating fair value and using the terms of 1- issue date of end of each quarter, 2-strike price of $0.085, 3- expiration date of three years from issuance and 4-30 day average price on calculation date (end of quarter), the warrants were recorded at a value of $10,959.

In 2004, warrants for 371,033 shares of common stock were exercised at prices ranging from $0.085 to $0.1875 per share for proceeds of $17,358.

In January 2004, the Company issued 1,200,000 shares of restricted common stock valued at $168,000 at $0.14 per share to eight members of the Board of Directors, who are not employees, for services over their two year terms.

In 2004, the Company issued 6,750,000 shares of restricted common stock at prices ranging from $0.24 to $0.26 per share in connection with promissory notes held by private investors (See Note 7 above).

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 10. STOCK TRANSACTIONS (CONTINUED)

In 2004, there were no options granted to any employees or officers.

Incentive Stock Plans

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

No options, or shares related to previously issued options, were issued or exercised during 2004.

NOTE 11. PROVISION FOR INCOME TAXES

No provision for income taxes was recorded in 2004 or 2003 sine the Company generated both book and tax losses. The Company's deferred tax assets consist of the following:

        PROVISION FOR INCOMES TAXES                                    2004            2003
        Net operating loss carry forward                          $ 29,100,000    $ 23,100,000
                                                                  =============   =============
        Calculated deferred tax benefit                           $ 11,000,000    $  8,700,000
        Valuation allowance                                       $(11,000,000)   $ (8,700,000)
                                                                  -------------   -------------
        Deferred tax asset                                        $         --    $         --
                                                                  =============   =============
        Provision for income tax benefits were as follows:
        Tax benefit, calculated at statutory rate                 $ (4,100,000)   $ (3,300,000)
        Increase in valuation allowance                           $  4,100,000    $  3,300,000
                                                                  -------------   -------------
                                                                  $         --    $        --
                                                                  =============   =============

At December 31, 2004, the Company had net operating carryforwards for federal and state purposes that expire through 2023. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

Not applicable.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CODY C. ASHWELL, 34
-------------------

Cody C. Ashwell is the Chairman and Chief Executive Officer of Javo Beverage Company. Mr. Ashwell has served as the Company's CEO and Chairman since September 4, 2001, acted as a consultant to the Company prior to that, and has held a major stake in the Company since 1999. Prior to joining Javo, Mr. Ashwell was managing partner of Ashwell, Marshall & Associates, a financial services and consulting firm specializing in financial and management solutions. Prior to this, he was the founder and principal of a successful financial and insurance services firm, which was later, sold to the Allstate Insurance Corporation.

GARY LILLIAN, 48
----------------

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

STEPHEN F. COREY, 49
--------------------

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

RICHARD A. GARTRELL, 56
-----------------------

Richard A. Gartrell has served as Javo's chief financial officer since the fall of 2001 and acted as a consultant to the Company for 2 years prior to that. A certified public accountant with more than 28 years of accounting experience, Mr. Gartrell has acted successfully in the position of chief financial officer at several mid-cap companies; most recently, AMX Resorts, Inc. Mr. Gartrell is qualified as an expert witness in forensic accounting and holds a Bachelor of Science degree in accounting from Colorado State University.

WILLIAM E. MARSHALL, 34
-----------------------

William E. Marshall is Javo Beverage Company's' Executive Vice President of Operations and General Counsel and, since March, 2002, the Company's corporate secretary. Prior to becoming general counsel in January of 2002, Mr. Marshall served as the Company's Chief Administrative Officer. Mr. Marshall became an Executive Vice President on September 3, 2002. Prior to joining Javo Beverage Company in the summer of 2001, he was a partner in Ashwell, Marshall & Associates, a financial services and consulting firm. A member of the California State Bar, Marshall earned his juris doctor from the University of California at Los Angeles. He completed his undergraduate studies at the University of California at Santa Barbara.

WILLIAM C. BAKER, 71
--------------------

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

JAMES R. KNAPP, 69
------------------

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

RICHARD B. SPECTER, 52
----------------------

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

JERRY W. CARLTON, 63
--------------------

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

THOMAS J. RIELLY, 53
--------------------

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

STANLEY A. SOLOMON, 64
----------------------

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

RONALD S. BEARD, 66
-------------------

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

TERRY C. HACKETT, 56
--------------------

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

There are no family relationships among our directors or executive officers. The eight outside directors were appointed in January 2004. Each outside director has received 150,000 shares of the Company's common stock as compensation for their service on its board of directors.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to the Company's officers as of the end of the 2004 fiscal year. No other officers or directors received an annual salary or bonus exceeding $100,000.

                                            Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------
                                                                                   Long Term Compensation
                                                                           ----------------------------------------
                                  Annual Compensation                        Awards                    Payouts
               ----------------------------------------------------------- ------------ ---------- ----------------
                 (b)       (c)        (d)          (e)            (f)          (g)         (h)           (i)
               -------- ----------- -------- ---------------- ------------ ------------ ---------- ----------------
                                                                            Securities
   Name &                                                      Restricted   Underlying    LTIP         All Other
  Principal                Salary    Bonus    Other Annual       Stock      Options/     Payouts     Compensation
  Position       Year       ($)       ($)     Compensation     Award (s)    SARs (#)       ($)           ($)
-------------- -------- ----------- -------- ---------------- ------------ ------------ ---------- ----------------
    CEO &        2004    $180,000     none         none             none       none        none            None
  Chairman,      2003    $180,000     none         none             none       none        none            None
Cody Ashwell     2002    $182,500     none         none             none       none        none            None
                 2001    none         none         none         note (2)       none        none        note (2)

 President,      2004    $180,000     none         none             none       none        none            None
Gary Lillian     2003    $180,000     none         none             none       none        none            None
                 2002    $144,000     none         none         note (3)       none        none        note (3)

    CFO,         2004    $180,000     none         none             none       none        none            None
   Richard       2003    $180,000     none         none             none       none        none            None
  Gartrell       2002    $144,000     none         none         note (4)       none        none        note (4)

    EVP,         2004    $144,000     none         none             none       none        none            None
   William       2003    $144,000     none         none             none       none        none            None
  Marshall       2002    $126,000     none         none         note (5)       none        none        note (5)

    SVP,         2004    $144,000     none         none             none       none        none            None
Stephen Corey    2003    $144,000     none         none             none       none        none            None
                 2002    $156,200     none         none             none       none        none            None
                 2001     $41,850     none         none         note (1)       none        none        note (1)


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

Note (2) In January 2002, Mr. Ashwell was issued 5,000,000 of restricted Common Stock subject to forfeiture in accordance with the terms of his five-year employment agreement. Also in January 2002, Mr. Ashwell was issued 11,689,448 shares of restricted Common Stock in payment of amount owed him by the Company for loans, expenses and past services. In March 2003, Mr. Ashwell returned a total of 13,500,000 shares of the above-mentioned restricted Common Stock to the Company treasury.

Note (3) In January 2002, Mr. Lillian was issued 4,900,000 of restricted Common Stock subject to forfeiture in accordance with the terms of his five-year employment agreement. Also in January 2002, Mr. Lillian was issued 2,600,000 shares of restricted Common Stock in payment of amount owed him by the Company for expenses and past services. In March 2003, Mr. Lillian returned a total of 6,500,000 shares of the above-mentioned restricted Common Stock to the Company treasury.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2004, information concerning ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, each director or executive officer and all officers and directors as a group.

The following table sets forth as of December 31, 2004, information with respect to the shares of Common Stock beneficially ownership of Directors and Executive Officers of the Company:

                (1)                                       (2)                             (3)              (4)
                                                                                      Amount and
                                                                                       Nature of
                                                                                      Beneficial        Percent of
          Title of Class               Name and Address of Beneficial Owner              Owner            Class
------------------------------------------------------------------------------------------------------------------
Common Stock                         Cody Ashwell, San Diego, CA                      11,504,027         7.7%
Common Stock                         Curci Investment Co., Newport Beach, CA           8,800,000         5.9%
Common Stock                         Gary Lillian, San Diego, CA                       1,000,000         0.7%
Common Stock                         Stephen Corey, La Jolla, CA                       1,733,334         1.2%
Common Stock                         Richard A. Gartrell, Irvine, CA                   2,000,002         1.3%
Common Stock                         William Marshall, San Diego, CA                   2,500,300         1.7%
Common Stock                         William C. Baker, Newport Beach, CA               6,950,000         4.7%
Common Stock                         Thomas Rielly, Newport Beach, CA                  5,690,000         3.8%
Common Stock                         James Knapp, Newport Beach, CA                    2,250,000         1.5%
Common Stock                         Terry Hackett, Newport Beach, CA                  1,350,000         0.9%
Common Stock                         Jerry W. Carlton, Newport Beach, CA               1,200,000         0.8%
Common Stock                         Richard Specter, Newport Beach, CA                  675,000         0.5%
Common Stock                         Stanley A. Solomon, Newport Beach, CA               450,000         0.3%
Common Stock                         Ronald Beard, Laguna Nigel, CA                      300,000         0.2%
All Officers and Directors as a
Group                                                                                 46,402,663        31.1%

It should be noted that as a group, the five top officers of the Company at the end of March and in April of 2003 contributed a total of 36,000,000 shares of Common Stock to the Company treasury in order to facilitate a $6,000,000 private placement offering completed in 2003. The employment agreements of the contributing members of management were amended in light of these contributions.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                             NUMBER OF SHARES
                                         NUMBER OF SHARES TO BE      WEIGHTED AVERAGE    REMAINING AVAILABLE FOR
                                         ISSUED UPON EXERCISE OF    EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                                          OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS     EQUITY COMPENSATION
                                          WARRANTS, AND RIGHTS     WARRANTS AND RIGHTS          PLANS (1)
                                         -----------------------   -------------------   -----------------------
Equity compensation plans approved by
shareholders                                       --                       --                      --

Equity compensation plans not
approved by shareholders                    3,269,131 (2)(3)                --                      --
                                         -----------------------   -------------------   -----------------------

Total                                       3,269,131                       --                      --
                                         -----------------------   -------------------   -----------------------

(1) Excludes number of shares to be issued upon exercise of outstanding options.

(2) Some 384,031 of these warrants relate to compensation to outside marketing consultant. These are reserves for warrants that could potentially be but have not yet been earned and issued pursuant to agreements with the consultants based on consultants' attaining certain performance objectives. The remaining 2,885,100 warrants were issued pursuant to a restructuring and settlement of prior compensation issues with former officer of the Company, Kurt Toneys. See Item 12 herein for further details.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 18, 2000, Mr. Kurt Toneys, then director and executive officer, purchased 2,850,000 shares of our Common Stock for $0.1875 per share by executing two promissory notes totaling $534,375, bearing interest at six percent per annum and due in February 2009. Mr. Toneys left the Company in August 2001. In June of 2002, the Company entered into an agreement with Mr. Toneys settling all matters relating to Mr. Toneys compensation and reimbursements and the promissory notes including interest owed. Mr. Toneys surrendered 1,750,100 of the 2,212,500 shares of Common Stock he held subject to the note and retained 462,400 shares. The Company issued Mr. Toneys 2,925,100 three-year warrants at a strike price equal to his original purchase price of $0.1875 cents per share, extinguished the promissory notes, and paid him $35,000 in cash. Mr. Toneys exercised warrants for 40,000 shares in 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The list of exhibits is incorporated herein by reference to the Exhibit Index attached after the signature page hereto.
         (b)      On December 11, 2002, the Company reported on Form 8-K under
                  Item 5 that the Company planned a private placement of securities

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $32,000 for fiscal year 2003 and $34,500 to date for fiscal year 2004. Additional billing amounts are anticipated for 2004 audit.

AUDIT-RELATED FEES

Other than amounts included as set forth above, there were no other fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

TAX FEES

There were no fees billed in each of the last two fiscal years for products and services provided by the Company's principal accountant.

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

Dated: March 31, 2005

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

                                                        /s/ Richard A. Gartrell
                                                        -----------------------
                                                        Richard A. Gartrell
                                                        Chief Financial Officer

Dated: March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, California, on March 31, 2005.

                                                    Javo Beverage Company, Inc.,
                                                    a Delaware corporation

                                                    By: /s/ Cody C. Ashwell
                                                    ----------------------------
                                                        Cody C. Ashwell
Its:    Chairman and Chief Executive Officer

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

(1) Incorporated by reference to the Registrant's current report on Form 4A filed with the Commission on August 19, 2002.

(2) Incorporated by reference to the Registrant's annual report on Form 10-KSB filed with the Commission on April 16, 2002.

(3) Incorporated by reference to the Registrant's annual report on Form 10-QSB filed with the Commission on August 15, 2002.

(4) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Commission on February 1, 2001.