Form 10QSB
period 2005-03-31
JAVO BEVERAGE CO INC
filed 2005-05-16
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from January 1, 2005 to March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

          Class                                    Outstanding at April 30, 2005
-----------------------------                      ----------------------------
Common Stock, $.001 par value                      149,313,677 shares

                           JAVO BEVERAGE COMPANY, INC.

                                                                     Page Number
                                                                     -----------
PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Balance Sheet                                           3

                  Statements of Operations                                4

                  Statements of Cash Flows                                5

                  Notes to Financial Statements                           6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

         ITEM 3.  Controls and Procedures                                10

PART II. Other Information                                               11

SIGNATURE PAGE                                                           13

                                Javo Beverage Company, Inc.
                                       Balance Sheet
                                        (Unaudited)


                                                                                March 31,
                                                                                  2005
                                                                             -------------
ASSETS
Current Assets
  Cash                                                                       $   1,426,555
  Accounts receivable, net of allowance for doubtful accounts of $19,113           793,411
  Inventory, net of reserve for obsolescence of $47,788                            431,962
  Prepaid Expenses                                                                 182,648
  Employee Advances                                                                 14,474
                                                                             -------------
  Total current assets                                                           2,849,050

  Property and equipment, net                                                      935,522

Other Assets
  Deposits                                                                          20,242
  Intangibles - net of accumulated amortization of $415,062                        660,988
                                                                             -------------
  Total other assets                                                               681,230
                                                                             -------------

Total Assets                                                                 $   4,465,802
                                                                             =============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable & accrued expenses                                        $     838,499
  Accrued payroll and related benefits                                              27,831
  Current portion of long-term debt                                                  3,407
                                                                             -------------
  Total current liabilities                                                        869,737

Long-term debt, net of current portion                                          13,639,362
Unamortized discount on long-term debt                                          (4,137,428)
                                                                             -------------
  Net long-term debt                                                             9,501,934

Accrued long-term interest payable                                               2,474,477
Commitments and contingencies                                                           --
                                                                             -------------
 Total liabilities                                                              12,846,148
                                                                             -------------

Stockholder's deficit
  Common stock, $0.001 par value; 150,000,000 shares authorized,
    149,238,679 outstanding as of 3-31-05                                          149,239
  Additional paid-in capital                                                    21,917,194
  Accumulated Deficit                                                          (30,446,779)
                                                                             -------------
 Total stockholder's deficit                                                    (8,380,346)
                                                                             -------------

                                                                             -------------
Total Liabilities and Stockholders' Deficit                                  $   4,465,802
                                                                             =============


         The accompanying notes are an integral part of these financial statements


                                        3

                           Javo Beverage Company, Inc.
                 Statements of Operations and Comprehensive Loss
                                   (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                2005                  2004
                                            -------------        -------------

Net sales                                   $   1,003,113        $     219,328

Cost of sales                                    (680,245)            (157,961)
                                            -------------        -------------

  Gross profit                                    322,868               61,367

Operating expenses:
  Research & development                          (31,482)            (125,969)
  Selling & marketing                            (235,508)            (259,279)
  General & administrative                       (598,773)            (558,224)
                                            -------------        -------------

     Total operating expenses                    (865,763)            (943,472)
                                            -------------        -------------

Loss from operations                             (542,895)            (882,105)
                                            -------------        -------------

Other expenses:
  Interest Income                                   5,650                5,703
  Interest Expense                               (829,610)            (571,246)
  Other expense, net                                 (919)                 708
                                            -------------        -------------

     Total other expenses                        (824,879)            (564,835)
                                            -------------        -------------

Net loss                                    ($  1,367,774)       ($  1,446,940)
                                            =============        =============

Basic & diluted loss per share                     (0.009)              (0.010)
                                            =============        =============

Basic & diluted weighted average
 common shares                                149,659,784          141,097,052
                                            =============        =============


    The accompanying notes are an integral part of these financial statements

                                      Javo Beverage Company, Inc.
                                 Consolidated Statements of Cash Flow
                                              (Unaudited)


                                                                            Three Months ended
                                                                                 March 31,
                                                                          2005               2004
                                                                     -------------      -------------
Cash flows from operating activities:
 Net loss                                                            ($  1,367,774)     ($  1,446,940)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                             62,669             51,677
  Issuance of common stock for services                                        --              66,317


 Changes in operating assets and liabilities:
  Trade receivables                                                       (477,908)           (25,526)
  Inventories                                                             (144,007)           (53,242)
  Prepaid Expenses & Deposits                                                6,402          (209,549)
  Other current assets                                                        (300)           258,806
  Accounts payable & accrued expenses                                      119,507            185,311
  Accrued payroll & related benefits                                         1,297              7,447
  Accrued interest-five year loans                                         335,372            275,000
  Other current liabilities                                                     --                 --
                                                                     -------------      -------------
 Net cash used in operating activities                                  (1,464,742)          (890,699)
                                                                     -------------      -------------

Cash flows from investing activities:
  Purchases of property & equipment                                        (37,888)          (382,823)
                                                                     -------------      -------------

Cash flows from financing activities:
  Five year loans payable                                                  375,000                 --
  Loan Fee and Discount- Net of Amortization of $383,781                   340,282           292,227
  Issuance of common stock for debt                                        116,250                 --
  Loan Subscription Receivable                                                  --            315,000
  Cash from Exercise of Warrants                                             2,125                 --
  Expense for Issuance of Warrants                                           3,356              1,618
                                                                     -------------      -------------
  Net cash provided by financing activities                                837,013           612,845
                                                                     -------------      -------------

  Net increase (decrease) in cash                                         (665,617)          (660,677)
  Cash at beginning of period                                            2,092,172          2,687,708
                                                                     -------------      -------------

  Cash at end of period                                              $   1,426,555      $   2,027,031
                                                                     =============      =============


               The accompanying notes are an integral part of these financial statements


                                                   5

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2005 and the results of operations and of cash flows for the three month period ending March 31, 2005 and 2004.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - STOCKHOLDERS' DEFICIT - STOCK & WARRANT ISSUANCES AND RETURNS

In January 2005, certain Company executives contributed 1,650,000 million shares of the Company restricted common stock to the Company to enable the Company to enter into a $2.7M private placement debt offering. The Company recorded no income or expense related to the return of the stock.

In January 2005, the Company issued 375,000 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company recorded an expense of $37,500 and a debt premium of $60,000 in connection with the issuance.

In February 2005, the Company issued 562,500 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company recorded an expense of $61,875 and a debt premium of $90,000 in connection with the issuance.

In February 2005, the Company issued 371,212 shares of the Company restricted common stock to a warrant holder who exercised warrants at $0.27 per share, or $100,227. The Company recorded no income or expense related to the exercised warrants.

In February 2005, the Company issued 25,000 shares of the Company restricted common stock to a warrant holder who exercised warrants at $0.085 per share or $2,125.

In March 2005, the Company issued 187,500 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company recorded an expense of $16,875 and a debt premium of $30,000 in connection with the issuance.

In March 2005, the Company issued warrants for the purchase of 17,050 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $3,356for the issuance of the warrants.

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
                                                  ============

NOTE 4 - LONG-TERM DEBT

The Company issued $13,625,000 in promissory notes bearing 10% interest per year. Five million will mature on April 11, 2007, six million will mature in 2008, and two million, six hundred-twenty five thousand will mature in 2009 and 2010. These promissory notes are unsecured and have no conversion rights to Company stock.

Long-term debt matures as follows:

                                Quarter ended December 31,
                         Current Portion of Long Term Debt                3,407
                                                      2006                4,697
                                                      2007            5,004,787
                                                      2008            6,004,878
                                                      2009            2,250,000
                                                      2010              375,000
                                                                   ------------
                                                                   $ 13,642,769
                                                                   ============

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

OVERVIEW

Javo(R) Beverage Company is a manufacturer of coffee and tea concentrates, extracts, and beverages serving the foodservice, food and beverage manufacturing, and retail industries. For foodservice operators, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

METHOD OF PRESENTATION

The accompanying financial statements include the accounts of the Company. The accompanying financial statements reflect the historical assets and liabilities, and the related historical operations of Stephen's Coffee Co., Inc. for all periods presented.

QUARTER ENDING MARCH 31, 2005 COMPARED TO QUARTER ENDING MARCH 31, 2004.

During the quarter ending March 31, 2005, the Company's gross revenues increased from the same quarter of the previous year, $1,003,113 versus $219,328. The increase of 357.4% is primarily due to the continued sales efforts of our sales team to sell products and install dispensers in the independent foodservice markets and the increase demand of our latte and tea products.

Operating expenses decreased from $943,472 to $865,763, representing a decrease of $77,709 or 8.2%. The decrease is composed of: Research & Development of $94,487, and Sales & Marketing of $23,771, offset by an increase in General & Administrative of $40,549.

Other expenses increased by $260,044 from $564,835 to $824,879 during the three months ending March 31, 2005 over the same quarter in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $258,364.

For the current quarter, the Company had a loss of $1,367,774 or ($0.009) per 149,645,161 weighted average number of shares outstanding, as compared to a loss of $1,446,940 or ($0.010) per share, based on 141,097,052 weighted average number of shares outstanding, in the same quarter of the previous year. The increase in loss was primarily due the increase in net non-cash expense recorded for accrued interest.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2005, the Company had cash or cash equivalents of $1,426,555, current assets of $2,849,050 and total assets of $4,465,802 versus cash or cash equivalents of $2,027,031, current assets of $2,530,792 and total assets of $4,168,658 in 2004.

As of March 31, 2005, the Company had current liabilities totaling $869,737 versus $601,647 for the same quarter in 2004. Long-term notes, including interest accrued increased from $8,252,300 in March 2004 to $13,639,362 in March 2005 through the funding of additional five year notes. The Company's management has contributed an additional 1,650,000 shares of common stock to the Company's stock treasury to facilitate this debt offering. Accrued interest on the five year notes increased from $1,283,029 as of March 31, 2004 to $2,474,477 as of March 31, 2005. The five-year note obligations as of March 31, 2005 were offset by a discount recorded of $4,137,428 resulting from the issuance of stock in connection with the funding of five-year notes. This discount, which includes the discount recorded from the $2.7M raise, is being amortized over the term of the five year notes.

The Company continues to operate at a deficit and as of March 31, 2005, had an accumulated deficit of $30,446,779. Shareholder's deficit as of March 31, 2005, was $8,380,346. For the three months ending March 31, 2005, the Company had negative cash flows from operating activities of $964,711 net of non-cash amortization of debt premium of $330,500, non-cash loan fee amortization of $53,281 and non-cash expense for issuance of common stock in connection with debt. This negative cash flow includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses.

Investing activities during the three months ending March 31, 2005 was comprised of purchases of property and equipment of $37,888. At present the company has not material commitment to acquire capital equipment of property.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, has involved claims for damages that would be material to our financial condition. In our most recent Form 10-KSB as filed with the SEC on March 31, 2005, we previously reported no outstanding legal proceedings, and no material changes occurred during the fiscal period that is the subject of this report on Form 10-QSB.

ITEM 2.  CHANGES IN SECURITIES

         In January 2005, certain Company executives contributed 1,650,000 million shares of the Company restricted common stock to the Company to enable the Company to enter into a $2.7M private placement debt offering. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

         In January 2005, the Company issued 375,000 shares of restricted common stock in connection with five-year investor loans of $125,000 received by the Company. These shares were issued in connection with a $2.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

         In February 2005, the Company issued 562,500 shares of restricted common stock in connection with five-year investor loans of $187,500 received by the Company. These shares were issued in connection with a $2.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

         In February 2005, the Company issued 371,212 shares of restricted common stock to a warrant holder who exercised warrants at $0.27 per share in February 2005. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In February 2005, the Company issued 25,000 shares of restricted common stock to one warrant holder who exercised warrants at $0.085 per share in February 2005. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In March 2005, the Company issued 187,500 shares of restricted common stock in connection with five-year investor loans of $62,500 received by the Company. These shares were issued in connection with a $2.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

         In March 2005, the Company issued warrants for the purchase of 17,050 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,618 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JAVO BEVERAGE COMPANY, INC.

Date:    May 16, 2005                       /s/ Cody C. Ashwell
         -----------------------            ---------------------------
                                            Cody C. Ashwell
                                            Chairman and Chief
                                            Executive Officer

Date:    May 16, 2005                       /s/ RICHARD A. GARTRELL
         -----------------------            ---------------------------
                                            Richard A. Gartrell
                                            Chief Financial Officer