Form 10KSB/A
period 2004-12-31
JAVO BEVERAGE CO INC
filed 2005-07-27
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  Amendment #1

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

From January through December 2004 pursuant to a $2,700,000 Debt Offering Private Placement Memorandum, the Company issued a total of 6,750,000 shares of restricted Common Stock at an average value of $0.25 per share. In connection with the stock issuance for this debt offering, the Company had received $2,250,000 by the end of 2004. The Company capitalized a non-cash discount against the debt of $1,080,000 and recorded a non-cash expense for stock issuance of $664,500 in 2004. The Company's management has agreed to contribute certain shares of common stock to the Company's stock treasury to facilitate this debt offering. The Company is relying on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

The common stock issued by the Company was not registered under the Securities Act of 1933, and cannot be resold or distributed absent registration unless an exemption from the registration requirement is applicable, such as Rule 144. Under Rule 144 the restricted stock issued has all the rights and privileges of the unrestricted shares, except they may not be sold until the Rule 144 is satisfied. Under Rule 144 the restricted shares may not be sold in the public market for the first year of it ownership and only in the second year in prescribed circumstances. After two years, if the investor is a non-affiliate, they may have the restrictive legend removed from the stock and it essentially becomes free trading, if Rule 144 is satisfied.

2004 EXECUTIVE ISSUANCE

None

STOCK ISSUANCES FOR DISPUTE SETTLEMENTS

None in 2003 or 2004.

STOCK ISSUANCES FOR THIRD PARTY SERVICES

In March 2003, the Company issued 100,000 shares of restricted common stock at $0.13 per share to a consulting firm for services. The Company recorded a non-cash expense for the issuances of $13,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2003, the Company issued 500,000 shares of restricted common stock at $0.13 per share to an independent consultant for services. The Company recorded a non-cash expense for the issuances of $65,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In September 2003, the Company issued 500,000 shares of restricted common stock at $0.14 per share to a consulting firm and an individual for services. The Company recorded a non-cash expense for the issuances of $70,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

STOCK ISSUANCES TO EMPLOYEES FOR SERVICES

In January 2003, the Company issued 275,000 shares of restricted common stock at $0.16 per share to two employees pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $44,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In February 2003, the Company issued 121,000 shares of restricted common stock at $0.13 per share to two employees pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $15,730. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2003, the Company issued 4,000 shares of restricted common stock at $0.13 per share to an employee pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $520. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2003, the Company issued 50,000 shares of restriced common stock at $0.13 per Share to two employees pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $6,500. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In May 2003, the Company cancelled 85,000 shares of common stock previously issued to four employees pursuant to their employment agreements. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In November 2003, the Company issued 215,000 shares of restricted common stock at $0.12 per share to three employees pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $25,800. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In November 2003, the Company cancelled 165,000 shares of common stock previously issued to two employees pursuant to their employment agreements.

In December 2003, the Company cancelled 40,000 shares of common stock previously issued to one employee pursuant to their employment agreement.

STOCK ISSUANCES TO EXECUTIVES FOR CONTRIBUTION OF EXPENSES AND CASH

None in 2003 or 2004.

WARRANTS ISSUED AND EXERCISED

In January 2003, the Company issued 250,000 restricted shares for $50,000 in connection with the exercise of warrants held at $0.085 per share. The Company is relying on exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

In 2003, the Company issued warrants for the purchase of 62,355 shares of restricted common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $10,959 for the issuance of the warrants.

In 2004, the Company issued warrants for the purchase of 151,144 shares of restricted common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $26,333 for the issuance of the warrants.

In 2004, the Company issued 371,033 restricted shares for $17,378 in connection with the exercise of warrants at strike prices ranging from $0.085 to $0.1875 per share. The Company is relying on exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933.

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


                                         JAVO BEVERAGE COMPANY, INC.
                                           STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                    2004             2003
                                                                                ------------     ------------
Cash flows from operating activities:
Net loss                                                                        $(5,963,869)      (6,251,452)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                     1,498,659          906,780
Issuance of warrants for services                                                   (25,990)         171,959
Issuance of common stock for compensation and debt                                  883,900        1,837,950
Loss (Gain) on disposal of assets                                                    (1,701)           1,134
Changes in operating assets and liabilities:
Accounts receivable                                                                (236,833)         (16,492)
Inventory                                                                          (162,157)          24,202
Prepaid expenses                                                                   (176,549)              --
Deposits                                                                            244,806         (224,711)
Employee advances                                                                     1,900            2,611
Accounts payable and accrued expenses                                               340,157           16,599
Accrued payroll and related benefits                                                 18,945          (24,342)
Accrued interest payable                                                          1,131,076          639,973
Other current liabilities                                                                --          (24,809)
                                                                                ------------     ------------

Net cash used in operating activities                                            (2,447,656)      (2,940,598)
                                                                                ------------     ------------

Cash flows from investing activities:
Proceeds from disposal of equipment                                                   9,419              836
Purchases of property and equipment                                                (510,542)        (241,026)
                                                                                ------------     ------------

Net cash used in investing activities                                              (501,123)        (240,190)
                                                                                ------------     ------------

Cash flows from financing activities:
Proceeds from long-term debt                                                      2,250,000        5,408,493
Loan cost                                                                          (225,000)        (313,550)
Payments on long-term debt                                                           (4,698)              --
Payment received on stock subscription                                              315,000               --
Proceeds from exercised warrants                                                     17,941               --
Issuance of stock for cash                                                               --           49,550
                                                                                ------------     ------------

Net cash provided by financing activities                                         2,353,243        5,144,493
                                                                                ------------     ------------

Net change in cash and cash equivalents                                            (595,536)       1,963,705

Cash and cash equivalents at beginning of period                                  2,687,708          724,003

                                                                                ------------     ------------
Cash and cash equivalents at end of period                                      $ 2,092,172      $ 2,687,708
                                                                                ============     ============

Non cash financing activities:
Stock subscription note cancelled                                                        --          510,000
Stock issued for subscription                                                            --         (315,000)

Supplemental cash flow information:
Cash paid for interest                                                                   --               --
Cash paid for income taxes                                                            1,600            1,600

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (as defined in Rule 13a-15(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the Commission. In addition, the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files under the Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions reqarding required disclosures (Exchange Act Rule 13a-15(e). There have been no changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation. Since there were no significant deficiencies or material weaknesses identified in the Company's internal controls, the Company did not take any corrective actions.

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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Cody C. Ashwell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Javo Beverage Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as Defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation ; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's the most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize, and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


                                                     /s/ Cody C. Ashwell
                                                     -------------------------
                                                     Cody C. Ashwell
                                                     Chief Executive Officer


Dated: July 27, 2005

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard A. Gartrell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Javo Beverage Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as Defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation ; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize, and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                                        /s/ Richard A. Gartrell
                                                        -----------------------
                                                        Richard A. Gartrell
                                                        Chief Financial Officer

Dated: July 27, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, California, on July 27, 2005.

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