Form 10QSB/A
period 2005-03-31
JAVO BEVERAGE CO INC
filed 2005-07-28
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1

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
                                            =============        =============


    The accompanying notes are an integral part of these financial statements

                                      Javo Beverage Company, Inc.
                                 Consolidated Statements of Cash Flow
                                              (Unaudited)


                                                                            Three Months ended
                                                                                 March 31,
                                                                          2005               2004
                                                                     -------------      -------------
Cash flows from operating activities:
 Net loss                                                            ($  1,367,774)     ($  1,446,940)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                            440,450            347,904
  Issuance of common stock for services & debt                             116,250             66,317


 Changes in operating assets and liabilities:
  Trade receivables                                                       (477,908)           (25,526)
  Inventories                                                             (144,007)           (53,242)
  Prepaid Expenses & Deposits                                                6,402          (209,549)
  Other current assets                                                        (300)           258,806
  Accounts payable & accrued expenses                                      119,507            185,311
  Accrued payroll & related benefits                                         1,297              7,447
  Accrued interest-five year loans                                         335,372            275,000
  Other current liabilities                                                     --                 --
                                                                     -------------      -------------
 Net cash used in operating activities                                    (970,711)          (594,472)
                                                                     -------------      -------------

Cash flows from investing activities:
  Purchases of property & equipment                                        (37,888)          (382,823)
                                                                     -------------      -------------

Cash flows from financing activities:
  Five year loans payable                                                  375,000                --
  Loan Fee and Discount                                                    (37,499)               --
  Loan Subscription Receivable                                                  --           315,000
  Cash from Exercise of Warrants                                             2,125                --
  Expense for Issuance of Warrants                                           3,356             1,618
                                                                     -------------      -------------
  Net cash provided by financing activities                                342,982           316,618
                                                                     -------------      -------------

  Net increase (decrease) in cash                                         (665,617)          (660,677)
  Cash at beginning of period                                            2,092,172          2,687,708
                                                                     -------------      -------------

  Cash at end of period                                              $   1,426,555      $   2,027,031
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

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (as defined in Rule 13a-15(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the Commission. In addition, the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files under the Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions reqarding required disclosures (Exchange Act Rule 13a-15(e). There have been no changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation. Since there were no significant deficiencies or material weaknesses identified in the Company's internal controls, the Company did not take any corrective actions.

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

     In March 2005, the Company issued warrants for the purchase of 17,050 shares of resticted common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,618 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The common stock issued as described in this Item 2 was not registered under the Securities Act of 1933, and cannot be resold or distributed absent registration unless an exemption from the registration requirement is applicable, such as Rule 144. Under Rule 144 the restricted stock issued has all the rights and privileges of the unrestricted shares, except they may not be sold until the Rule 144 is satisfied. Under Rule 144 the restricted shares may not be sold in the public market for the first year of it ownership and only in the second year in prescribed circumstances. After two years, if the investor is a non-affiliate, they may have the restrictive legend removed from the stock and it essentially becomes free trading, if Rule 144 is satisfied.

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

Date:    July 27, 2005                      /s/ Cody C. Ashwell
         -----------------------            ---------------------------
                                            Cody C. Ashwell
                                            Chairman and Chief
                                            Executive Officer

Date:    July 27, 2005                      /s/ RICHARD A. GARTRELL
         -----------------------            ---------------------------
                                            Richard A. Gartrell
                                            Chief Financial Officer