Form 10QSB
period 2005-06-30
JAVO BEVERAGE CO INC
filed 2005-08-15
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from April 1, 2005 to June 30, 2005

                           Commission File No. 0-26897

                           JAVO BEVERAGE COMPANY, INC.

                 Delaware                                  48-1359136
     -------------------------------                 ----------------------
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

                Class                         Outstanding at July 31, 2005
     -----------------------------            ----------------------------
     Common Stock, $.001 par value                  148,928,677 shares

                           JAVO BEVERAGE COMPANY, INC.

                                                                     Page Number
                                                                     -----------
PART I   Financial Information

         ITEM 1   Condensed Financial Statements

                  Condensed Balance Sheet                                 3

                  Condensed Statements of Operations                      4

                  Condensed Statements of Cash Flows                      5

                  Notes to Condensed Financial Statements                 6

         ITEM 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9

         ITEM 3   Controls and Procedures                                 11

PART II  Other Information                                                12

SIGNATURE PAGE                                                            14

                           Javo Beverage Company, Inc.
                          Condensed Balance Sheet as of
                                   (Unaudited)

                                                                     June 30
ASSETS                                                                 2005

Current assets
     Cash and cash equivalents                                     $  1,314,837
     Accounts receivable, net of allowance for doubtful
        accounts of $40,653                                             877,931
     Inventory, net of reserve for obsolescence of $38,256              719,355
     Prepaid expenses                                                 1,108,544
     Employee advances                                                   15,624
                                                                   ------------
        Total current assets                                          4,036,291

     Property and equipment, net                                        927,758

Other assets
     Deposits                                                            20,242
     Intangibles - net of accumulated amortization of $469,172          638,127
                                                                   ------------
        Total other assets                                              658,369
                                                                   ------------

Total Assets                                                       $  5,622,418
                                                                   ============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable and accrued expenses                         $  1,835,540
     Accrued payroll and related benefits                                41,550
     Current portion of long-term debt                                    2,316
                                                                   ------------
        Total current liabilities                                     1,879,406

Long-term debt, net of current portion                               14,189,362
Unamortized discount on long-term debt                               (4,072,842)
                                                                   ------------
     Net long-term debt                                              10,116,520

Accrued long-term interest payable                                    2,816,754

Commitments and contingencies                                                --
                                                                   ------------
   Total liabilities                                                 14,812,680
                                                                   ------------

Stockholder's deficit
     Common stock, $0.001 par value; 150,000,000 shares
        authorized, 147,788,677 outstanding as of 6-30-05               147,789
     Additional paid-in capital                                      22,523,768
     Accumulated deficit                                            (31,861,819)
                                                                   ------------
   Total stockholder's deficit                                       (9,190,262)
                                                                   ------------

                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $  5,622,418
                                                                   ============

              The accompanying notes are an integral part of these
                              financial statements

                                   Javo Beverage Company, Inc.
                    Condensed Statements of Operations and Comprehensive Loss
                                           (Unaudited)

                                          Three Months Ended                  Six Months Ended
                                                June 30,                          June 30,
                                         2005              2004            2005             2004
                                     ----------------------------------------------------------------

Net sales                            $   1,059,241    $     454,564    $   2,062,354    $     673,892

Cost of sales                             (681,041)        (341,745)      (1,361,286)        (455,706)
                                     ----------------------------------------------------------------

   Gross profit                            378,200          112,819          701,068          218,186

Operating expenses:
   Research and development                (21,912)         (92,601)         (53,394)        (252,569)
   Selling and marketing                  (261,467)        (245,096)        (496,976)        (514,375)
   General and administrative             (642,860)        (549,443)      (1,241,634)      (1,107,667)
                                     ----------------------------------------------------------------

   Total operating expenses               (926,239)        (887,140)      (1,792,004)      (1,874,611)
                                     ----------------------------------------------------------------

   Loss from operations                   (548,039)        (774,321)      (1,090,936)      (1,656,425)
                                     ----------------------------------------------------------------

Other expenses:
   Interest income                           3,614            3,689            9,265            9,392
   Interest expense                       (870,616)        (582,904)      (1,700,226)      (1,154,150)

   Other expense, net                           --              178             (919)             884
                                     ----------------------------------------------------------------

   Total other expenses                   (867,002)        (579,037)      (1,691,880)      (1,143,874)
                                     ----------------------------------------------------------------

   Net Loss                          $  (1,415,041)   $  (1,353,358)   $  (2,782,816)   $  (2,800,299)
                                     ================================================================

Basic and diluted loss per share     $      (0.010)   $      (0.010)   $      (0.019)   $      (0.020)
                                     ================================================================

Basic and diluted weighted average
   common shares                       147,788,677      142,303,694      149,792,562      141,700,374
                                     ================================================================

                      The accompanying notes are an integral part of these
                                      financial statements

                                                4

                           Javo Beverage Company, Inc.
                        Condensed Statements of Cash Flow
                                   (Unaudited)
                                                            Six Months ended
                                                                June 30,
                                                           2005            2004
                                                        -----------    -----------

Cash flows from operating activities:
   Net loss                                             $(2,782,816)   $(2,800,299)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                          887,065        721,380
     Issuance of common stock for services                       --        166,800
     Issuance of common stock for debt                      795,750             --
     Expense for issuance of warrants                        26,480         77,276

   Changes in operating assets and liabilities:
     Trade receivables                                     (562,427)      (198,234)
     Inventories                                           (431,400)      (115,228)
     Prepaid expenses and deposits                         (919,495)        81,243
     Other current assets                                    (1,450)         2,000
     Accounts payable and accrued expenses                1,115,457        215,415
     Accrued payroll and related benefits                    15,018         14,008
     Accrued interest-five year loans                       677,649        550,000
     Other current liabilities                                   --             --
                                                        -----------    -----------
   Net cash used in operating activities                 (1,180,169)    (1,285,639)
                                                        -----------    -----------

Cash flows from investing activities:
     Purchases of property and equipment                    (94,041)      (475,822)
                                                        -----------    -----------

Cash flows from financing activities:
     Five year loans payable                                925,000             --
     Loan fee and debt discount                            (512,750)            --
     Loan subscription receivable                                --        315,000
     Cash from exercise of warrants                          84,625             --
                                                        -----------    -----------
     Net cash provided by financing activities              496,875        315,000
                                                        -----------    -----------

     Net decrease in cash                                  (777,335)    (1,446,461)
     Cash and cash equivalents at beginning of period     2,092,172      2,687,708
                                                        -----------    -----------

     Cash and cash equivalents at end of period         $ 1,314,837    $ 1,241,247
                                                        ===========    ===========


              The accompanying notes are an integral part of these
                              financial statements

                                        5

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2005 and the results of operations and of cash flows for the six month period ending June 30, 2005 and 2004.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - STOCKHOLDERS' DEFICIT - STOCK & WARRANT ISSUANCES AND RETURNS

STOCK ISSUANCES

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

In April 2005, the Company issued 75,000 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company recorded an expense of $5,250 and a debt premium of $12,000 in connection with the issuance.

In May 2005, the Company issued 150,000 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company recorded an expense of $12,000 and a debt premium of $24,000 in connection with the issuance.

In June 2005, the Company issued 1,425,000 shares of the Company restricted common stock to investors in connection with its additional $1M private debt offering. The Company recorded an expense of $128,250 and a debt premium of $475,000 in connection with the issuance.

In June 2005, the Company issued 360,000 shares of the Company restricted common stock for payment of $125,000 liability in connection with its private debt offering.

STOCK RETURNED TO TREASURY

In January 2005, certain Company executives contributed 1,650,000 million shares of the Company restricted common stock to the Company to enable the Company to enter into a $2.7M private placement debt offering. The Company recorded no income or expense related to the return of the stock.

In June 2005, certain Company executives contributed 3,900,000 million shares of the Company restricted common stock to the Company to enable the Company to enter into an additional $1M private placement debt offering. The Company recorded no income or expense related to the return of the stock.

WARRANTS EXERCISED

In February 2005, the Company issued 371,212 shares of the Company restricted common stock to a warrant holder who exercised warrants at $0.27 per share, or $100,227. The Company recorded no income or expense related to the exercised warrants.

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 2 - STOCKHOLDERS' DEFICIT - STOCK & WARRANT ISSUANCES AND RETURNS
(CONTINUED)

WARRANT EXERCISED - CONT'D

In February 2005, the Company issued 25,000 shares of the Company restricted common stock to a warrant holder who exercised warrants at $0.085 per share or $2,125.

In May 2005, the Company issued 40,000 shares of the Company restricted common stock to a warrant holder who exercised warrants at $0.1875 per share, or $7,500 cash. The shares were valued at $0.24 per share, or $9,600 at time of exercise. The Company recorded no income or expense related to the exercise warrants.

In June 2005, the Company issued 400,000 shares of the Company restricted common stock to a warrant holder who exercised warrants at $0.1875 per share, or $75,000 cash. The shares were valued at $0.25 per share, or $100,000 at time of exercise. The Company recorded no income or expense related to the exercise warrants.

WARRANT ISSUANCES

In March 2005, the Company issued warrants for the purchase of 17,050 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $3,356 for the issuance of the warrants.

In June 2005, the Company issued warrants for the purchase of 125,950 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $23,124 for the issuance of the warrants.

NOTE 3 - INVENTORY

At June 30, 2005, the Company's inventory was comprised of the following:

                                                       June 30,
                                                        2005

                          Raw Materials               $ 263,866
                          Work In Progress              205,919
                          Finished Goods                287,826
                          Inventory Reserve             (38,256)
                                                      ---------
                                                      $ 719,355
                                                      =========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. The Company's future annual minimum lease payments as of December 31, 2004 are as follows:

                               Year Ending
                               2005              $  259,632
                               2006                 267,420
                               2007                 275,445
                               2008                 283,704
                               2009                 267,320
                                                 ----------
                                                 $1,353,521
                                                 ==========

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES - CONT'D

The Company entered into a long-term supply agreement with a large group purchasing organization to become the mandated supplier of liquid coffee to their client: a leading North American provider of contract foodservice and hospitality services. The group purchasing organization currently buys a significant volume of liquid coffee from Javo's competitors. The conversion to Javo coffees should result in a substantial increase in sales and new distribution across the United States. The agreement requires the group purchasing organization, on behalf of itself, its Distributors and Committed Customers to immediately authorize, initiate and facilitate a system-wide rollout of Javo's products as its mandated liquid coffee program and use its best efforts to facilitate the completion of such rollout. In exchange, the Company has agreed to pay a conversion fee, provided the group purchasing organization uses its best efforts to facilitate the rollout of the Javo coffee products to its Distributors and Committed Customers, the conversion fee payments are scheduled to be paid $400,000 in September 2005, $250,000 in January 2006 and a final payment of $250,000 in April 2006.

In the quarter ending June 30, 2005, Javo Beverage Company, Inc. established a policy to accrue an estimated liability for goods destroyed or damaged in shipments to its customers.

NOTE 5 - LONG-TERM DEBT

The Company's long-term debt matures are shown in the table below. These promissory notes are unsecured and have no conversion rights to Company stock.

           Quarter ended June 30, 2005
           Current Portion of Long Term Debt            2,316
                                      2006              4,697
                                      2007          5,004,787
                                      2008          6,004,878
                                      2009          2,250,000
                                      2010            925,000
                                                 ------------
                                                 $ 14,191,678
                                                 ============

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

OVERVIEW

Based in San Diego County in the city of Vista, California, Javo Beverage Company is the innovation leader in the manufacture of coffee and tea-based dispensed beverages, drink mixes and flavor systems. The Company has successfully commercialized a proprietary brewing technology that yields fresh brewed coffees and teas that are flavorful, concentrated and stable. As a result, they have broad applications in the foodservice, food manufacturing and beverage industries. For foodservice operators, Javo makes it possible to serve great tasting hot coffees and cold specialty coffee beverages from convenient dispenser-based systems. Javo also assists food and beverage processors seeking authentic and robust coffee and tea flavors with the development and supply of customized ingredients for their packaged foods and ready-to-drink beverages. Through its selling, service and distribution operations, Javo supplies a growing list of national and international foodservice operations, specialty coffee retailers, restaurant chains and food manufacturers.

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

QUARTER ENDING JUNE 30, 2005 COMPARED TO QUARTER ENDING JUNE 30, 2004.

During the quarter ending June 30, 2005, the Company's gross revenues increased from the same quarter of the previous year, $1,059,241 versus $454,564. The increase of 133% is primarily due to the continued sales efforts of our sales team to sell products and install dispensers in the independent foodservice markets and the increase demand of our latte and tea products. The Company anticipates continued growth in gross revenues during the remainder of the year.

Operating expenses increased from $887,140 to $926,239, representing an increase of $39,099 or 4.4%. The increase is composed of: Sales & Marketing of $16,371, and General & Administrative of $93,417, offset by a decrease in Research & Development of $70,689. Operating costs continue inline with the Company's expectations and should decline as a percentage of gross revenue through the remainder of the year.

Other expenses increased by $287,965 from $579,037 to $867,002 during the three months ending June 30, 2005 over the same quarter in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $287,712.

For the current quarter, the Company had a loss of $1,415,041 or ($0.010) per 147,788,677 weighted average number of shares outstanding, as compared to a loss of $1,353,358 or ($0.010) per share, based on 142,303,694 weighted average number of shares outstanding, in the same quarter of the previous year. The increase in loss was primarily due the increase in net non-cash expense recorded for accrued interest.

SIX MONTHS ENDING JUNE 30, 2005 COMPARED TO SIX MONTHS ENDING JUNE 30, 2004.

During the six months ending June 30, 2005, the Company's gross revenues increased from the same six months of the previous year, $2,062,354 versus $673,892. The increase of 206% is primarily due to the continued sales efforts of our sales team to sell products and install dispensers in the independent foodservice markets and the increase demand of our latte and tea products. The Company anticipates continued growth in gross revenues during the remainder of the year.

Operating expenses decreased from $1,874,611 to $1,792,004, representing a decrease of $82,607 or 4.4%. The decrease is composed of: Research & Development of $199,175, and Sales & Marketing of $17,399, offset by an increase in General & Administrative of $133,967. Operating costs continue inline with the Company's expectations and should decline as a percentage of gross revenue through the remainder of the year.

Other expenses increased by $548,006 from $1,143,874 to $1,691,880 during the six months ending June 30, 2005 over the same six months in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $546,076.

For the first six months, the Company had a loss of $2,782,816 or ($0.019) per 149,792,562 weighted average number of shares outstanding, as compared to a loss of $2,800,299 or ($0.020) per share, based on 141,700,374 weighted average number of shares outstanding, in the same six months of the previous year. The increase in loss was primarily due the increase in net non-cash expense recorded for accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had cash or cash equivalents of $1,314,837, current assets of $4,036,291 and total assets of $5,622,418 versus cash or cash equivalents of $1,241,247, current assets of $1,949,315 and total assets of $3,567,107 in 2004.

As of June 30, 2005, the Company had current liabilities totaling $1,879,406 versus $638,312 at June 30, in 2004. Long-term notes, including interest accrued increased from $8,791,300 in June 2004 to $14,189,362 in June
2005 through the funding of additional five year notes. The Company's management has contributed an additional 5,550,000 shares of common stock to the Company's stock treasury to facilitate this debt offering. Accrued interest on the five year notes increased from $1,558,029 as of June 30, 2004 to $2,816,754 as of June 30, 2005. The five-year note obligations as of June 30, 2005 were offset by a discount recorded of $4,072,842 resulting from the issuance of stock in connection with the funding of five-year notes. This discount, which includes the discount recorded from the additional $1M debt offering, is being amortized over the term of the five year notes.

The Company continues to operate at a deficit and as of June 30, 2005, had an accumulated deficit of $31,861,819. Shareholder's deficit as of June 30, 2005, was $9,190,262. For the six months ending June 30, 2005, the Company had negative cash flows from operating activities of $1,180,169 net of non-cash amortization of debt premium of $653,087, non-cash loan fee amortization of $107,392 and non-cash expense for issuance of common stock in connection with debt. This negative cash flow includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses. The Company anticipates growth in gross revenues the remainder of the year which will significantly decrease the negative cash flow over the coming quarters.

Investing activities during the six months ending June 30, 2005 was comprised of purchases of property and equipment of $94,041. At present the company has no material commitment to acquire capital equipment or property.

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

ITEM 3   CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (as defined in Rule 13a-15(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the Commission. In addition, the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files under the Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures (Exchange Act Rule 13a-15(e). There have been no changes in the Company's internal controls or in other factors that could significantly affect these internal controls during the quarter or subsequent to the date of their most recent evaluation. Since there were no significant deficiencies or material weaknesses identified in the Company's internal controls, the Company did not take any corrective actions.

PART II           OTHER INFORMATION

ITEM 1   LEGAL PROCEEDING

         We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, has involved claims for damages that would be material to our financial condition. In our most recent Form 10-KSB as filed with the SEC on June 30, 2005, we previously reported no outstanding legal proceedings, and no material changes occurred during the fiscal period that is the subject of this report on Form 10-QSB.

ITEM 2   CHANGES IN SECURITIES

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

         In March 2005, the Company issued warrants for the purchase of 17,050 shares of restricted common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,618 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In April 2005, the Company issued 75,000 shares of restricted common stock in connection with five-year investor loans of $25,000 received by the Company. These shares were issued in connection with a $2.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

         In May 2005, the Company issued 150,000 shares of restricted common stock in connection with five-year investor loans of $50,000 received by the Company. These shares were issued in connection with a $2.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

         In May 2005, the Company issued 40,000 shares of restricted common stock to a warrant holder who exercised warrants at $0.1875, or $7,500. The shares were valued at $0.24 per share, or $9,600 at time of exercise in May 2005. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In June 2005, certain Company executives contributed an additional 3,900,000 million shares of the Company restricted common stock to the Company to enable the Company to enter into a $1M private placement debt offering. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

         In June 2005, the Company issued 1,425,000 shares of restricted common stock in connection with five-year investor loans of $475,000 received by the Company. These shares were issued in connection with an additional $1M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

         In June 2005, the Company issued 400,000 shares of restricted common stock to a warrant holder who exercised warrants at $0.1875, or $75,000. The shares were valued at $0.25 per share, or $100,000 at time of exercise in June 2005. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In June 2005, the Company issued 360,000 shares of restricted common stock for payment of $125,000 liability in connection with its private debt offering. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

ITEM 5   OTHER INFORMATION
         None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

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

                           JAVO BEVERAGE COMPANY, INC.

Date:    August 15, 2005                                 /s/ Cody C. Ashwell
         -----------------------                         -----------------------
                                                         Cody C. Ashwell
                                                         Chairman and Chief
                                                         Executive Officer

Date:    August 15, 2005                                 /s/ RICHARD A. GARTRELL
         -----------------------                         -----------------------
                                                         Richard A. Gartrell
                                                         Chief Financial Officer