Form 10QSB
period 2005-09-30
JAVO BEVERAGE CO INC
filed 2005-11-15
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from July 1, 2005 to September 30, 2005

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

             Class                             Outstanding at October 31, 2005
  -----------------------------                -------------------------------
  Common Stock, $.001 par value                      149,467,427 shares

                           JAVO BEVERAGE COMPANY, INC.

                                                                     Page Number
                                                                     -----------
PART I.  Financial Information

         ITEM 1.  Condensed Financial Statements

                           Condensed Balance Sheet                         3

                           Condensed Statements of Operations              4

                           Condensed Statements of Cash Flows              5

                           Notes to Condensed Financial Statements         6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10

         ITEM 3.  Controls and Procedures                                 12

PART II. Other Information                                                13

SIGNATURE PAGE                                                            15

                                 Javo Beverage Company, Inc.
                                     Balance Sheet as of
                                         (Unaudited)


                                                                             September 30,
                                                                                 2005
                                                                             -------------
ASSETS

Current assets
  Cash                                                                       $     757,385
  Accounts receivable, net of allowance for doubtful accounts of $50,658         1,985,562
  Inventory, net of reserve for obsolescence of $38,256                            970,292
  Prepaid expenses                                                               1,014,634
  Employee advances                                                                 16,777
                                                                             -------------
    Total current assets                                                         4,744,650

  Property and equipment, net                                                      932,884

Other Assets
  Deposits                                                                          20,242
  Intangibles - net of accumulated amortization of $525,833                        607,717
                                                                             -------------
    Total other assets                                                             627,959
                                                                             -------------

Total assets                                                                 $   6,305,493
                                                                             =============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable & accrued expense                                         $   2,084,691
  Accrued payroll and related benefits                                              40,736
  Current portion of long-term debt                                                 21,504
                                                                             -------------
    Total current liabilities                                                    2,146,931

Long-term debt, net of current portion                                          14,742,137
Unamortized discount on long-term debt                                          (5,919,407)
                                                                             -------------
  Net long-term debt                                                             8,822,730

Accrued long-term interest payable                                               3,184,046

Commitments and contingencies                                                           --
                                                                             -------------
   Total liabilities                                                            14,153,707
                                                                             -------------

Stockholder's deficit
  Common stock, $0.001 par value; 150,000,000 shares authorized,                   149,467
    149,467,427 outstanding as of 9-30-05
  Additional paid-in capital                                                    22,886,120
  Accumulated Deficit                                                          (30,883,801)
                                                                             -------------
 Total stockholder's deficit                                                    (7,848,214)
                                                                             -------------

Total liabilities and stockholders' deficit                                  $   6,305,493
                                                                             =============


          The accompanying notes are an integral part of these financial statements


                                             3





                                         Javo Beverage Company, Inc.
                               Statements of Operations and Comprehensive Loss
                                                 (Unaudited)


                                            Three Months Ended                    Nine Months Ended
                                               September 30,                         September 30,
                                         2005               2004               2005                2004
                                     -------------      -------------      -------------      -------------
                                                           Restated                             Restated

Net sales                            $   2,687,788      $     769,692      $   4,750,143      $   1,443,585

Cost of sales                           (1,825,689)          (479,783)        (3,186,974)          (935,488)
                                     -------------      -------------      -------------      -------------

  Gross profit                             862,099            289,909          1,563,169            508,097

Operating expenses:
  Research & development                   (20,674)           (69,394)           (74,068)          (321,963)
  Selling & marketing                     (290,220)          (231,636)          (787,196)          (746,011)
  General & administrative                (653,349)          (572,772)        (1,894,982)        (1,680,439)
                                     -------------      -------------      -------------      -------------

   Total operating expenses               (964,243)          (873,802)        (2,756,246)        (2,748,413)
                                     -------------      -------------      -------------      -------------

  Loss from operations                    (102,144)          (583,893)        (1,193,077)        (2,240,316)
                                     -------------      -------------      -------------      -------------

Other expenses:
  Interest income                            5,405              1,884             14,669             11,277
  Interest expense                        (918,870)          (672,904)        (2,614,595)        (2,007,053)

  Other expense, net                            --                 --               (919)               884
                                     -------------      -------------      -------------      -------------

    Total other expenses                  (913,465)          (671,020)        (2,600,845)        (1,994,892)
                                     -------------      -------------      -------------      -------------

  Net loss                              (1,015,609)        (1,254,913)        (3,793,922)        (4,235,208)
                                     =============      =============      =============      =============

Basic & diluted loss per share               (0.01)             (0.01)             (0.03)             (0.03)
                                     =============      =============      =============      =============

Basic & diluted weighted average
  common shares                        149,201,811        142,501,498        149,096,480        141,969,364
                                     =============      =============      =============      =============


                  The accompanying notes are an integral part of these financial statements

                                                     4





                               Javo Beverage Company, Inc.
                          Consolidated Statements of Cash Flow
                                       (Unaudited)


                                                                 Nine Months ended
                                                                   September 30,
                                                               2005            2004
                                                           -----------      -----------
                                                                             Restated

Cash flows from operating activities:
  Net loss                                                 ($3,793,922)     ($4,235,209)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
    Depreciation & amortization                              1,640,492        1,368,912

    Issuance of common stock for services                           --           69,838
    Issuance of common stock for debt and discount             220,938          164,479
    Expense for issuance of warrants                            34,573           12,175

  Changes in operating assets and liabilities:
    Trade receivables                                       (1,670,059)        (496,959)
    Inventories                                               (682,337)        (177,638)
    Prepaid expenses & deposits                               (825,585)          82,012
    Other current assets                                        (2,604)          (1,650)
     Accounts payable and accrued expense                      899,043          237,310
     Accrued payroll & related benefits                        512,529           48,705
     Accrued interest-five year loans                           14,202           20,100
     Other current liabilities                               1,044,941          825,000
                                                           -----------      -----------
  Net cash used in operating activities                     (2,607,789)      (2,082,925)
                                                           -----------      -----------

Cash flows from investing activities:
  Purchases of property & equipment                           (166,623)        (491,706)
                                                           -----------      -----------
    Net cash used in investing activities                     (166,623)        (491,706)

Cash flows from financing activities:

  Five year loans payable                                    1,450,000               --

  Loan fee                                                     (95,000)              --
  Loan subscription receivable                                 315,000

  Cash from exercise of warrants                                84,625               --
                                                           -----------      -----------
 Net cash provided by financing activities                   1,439,625          315,000
                                                           -----------      -----------

  Net increase (decrease) in cash                           (1,334,787)      (2,259,631)
  Cash at beginning of period                                2,092,172        2,687,708
                                                           -----------      -----------

  Cash at end of period                                    $   757,385      $   428,077
                                                           ===========      ===========


        The accompanying notes are an integral part of these financial statements

                                           5

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2005 and the results of operations and of cash flows for the nine month period ending September 30, 2005 and 2004.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - STOCKHOLDERS' DEFICIT - STOCK & WARRANT ISSUANCES AND RETURNS

STOCK ISSUANCES

In January 2005, the Company issued 375,000 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company capitalized a debt premium of $97,500, which is being amortized over the term of the five year debt.

In February 2005, the Company issued 562,500 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company capitalized a debt premium of $151,875, which is being amortized over the term of the five year debt.

In March 2005, the Company issued 187,500 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company capitalized a debt premium of $46,875, which is being amortized over the term of the five year debt.

In April 2005, the Company issued 75,000 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company capitalized a debt premium of $17,250, which is being amortized over the term of the five year debt.

In May 2005, the Company issued 150,000 shares of the Company restricted common stock to investors in connection with its $2.7M private debt offering. The Company capitalized a debt premium of $36,000, which is being amortized over the term of the five year debt.

In June 2005, the Company issued 1,425,000 shares of the Company restricted common stock to investors in connection with its additional $1M private debt offering. The Company capitalized a debt premium of $36,000, which is being amortized over the term of the five year debt.

In June 2005, the Company issued 360,000 shares of the Company restricted common stock for a negotiated settlement payment of a $125,000 liability incurred in connection with its private debt offering.

In July 2005, the Company issued 1,500,000 shares of the Company restricted common stock to investors in connection with its $1M private debt offering. The Company capitalized a debt premium of $330,000, which is being amortized over the term of the five year debt.

In August 2005, the Company issued 75,000 shares of the Company restricted common stock to investors in connection with its $1M private debt offering. The Company capitalized a debt premium of $28,500, which is being amortized over the term of the five year debt.

In August 2005, the Company issued 78,750 shares of the Company restricted common stock for a negotiated settlement payment of a $21,250 liability incurred in connection with its private debt offering.

In August 2005, the Company issued 25,000 shares of the Company restricted common stock to an employee in connection with their employment agreement. The Company recorded an expense of $8,250 in connection with the issuance.

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)

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

In July 2005, the Company issued warrants for the purchase of 35,750 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $5,781 for the issuance of the warrants.

In September 2005, the Company issued warrants for the purchase of 14,300 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $2,312 for the issuance of the warrants.

NOTE 3 - INVENTORY

At September 30, 2005, the Company's inventory was comprised of the following:

                                           September 30,        December 31,
                                               2005                 2004
                                           -------------        -------------
         Raw Materials                     $     454,875        $     139,691
         Work In Progress                        218,293               91,240
         Finished Goods                          335,380              145,837
         Inventory Reserve                       (38,256)             (88,813)
                                           -------------        -------------
                                           $     970,292        $     287,955
                                           =============        =============

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. The Company's future annual minimum lease payments as of December 31, 2004 are as follows:

                 Year Ending
                        2005                $     259,632
                        2006                      267,420
                        2007                      275,445
                        2008                      283,704
                        2009                      267,320
                                            -------------
                                            $   1,353,521
                                            =============

The Company entered into a long-term supply agreement with a large group purchasing organization to become the mandated supplier of liquid coffee to their client: a leading North American provider of contract foodservice and hospitality services. The group purchasing organization currently buys a significant volume of liquid coffee from Javo's competitors. The conversion to Javo coffees should result in a substantial increase in sales and new distribution across the United States. The agreement requires the group purchasing organization, on behalf of itself, its Distributors and Committed Customers to immediately authorize, initiate and facilitate a system-wide rollout of Javo's products as its mandated liquid coffee program and use its best efforts to facilitate the completion of such rollout. In exchange, the Company has agreed to pay a conversion fee, provided the group purchasing organization uses its best efforts to facilitate the rollout of the Javo coffee products to its Distributors and Committed Customers, the remaining conversion fee payments are $250,000 in January 2006 and a final payment of $350,000 in April 2006.

In the quarter ending June 30, 2005, Javo Beverage Company, Inc. established a policy to accrue an estimated liability for goods destroyed or damaged in shipments to its customers.

NOTE 5 - LONG-TERM DEBT

The Company's long-term debt matures as shown in the table below. These promissory notes are unsecured and have no conversion rights to Company stock.

      Quarter ended September 30, 2005
      Current Portion of Long-Term Debt                 $       21,504
                                        2006                    31,124
                                        2007                 5,011,013
                                        2008                 6,000,000
                                        2009                 2,250,000
                                        2010                 1,450,000
                                                        --------------
                                                        $   14,763,641
                                                        ==============

NOTE 6 - RELATED PARTY TRANSACTION

DISPENSER AGREEMENT

The Company entered into a seven year agreement with Javo Dispenser, LLC ("Dispenser") to provide equipment for exclusive use by the Company. "Dispenser" entered into a bank relationship which provides it $2,000,000 to purchase equipment. As of September 30, 2005, "Dispenser" had rented 276 coffee dispensers to the Company and had an additional $1,410,000 available to purchase equipment to rent to the Company. "Dispenser" is owned by eight shareholders of the Company, of which four are directors of the Company, and Richard A. Gartrell, CFO of the Company, is the manager of "Dispenser."

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)

NOTE 7 - RESTATEMENT CHANGES AFFECTING THIS AMENDED 2004 THIRD QUARTER 10QSB FILING

Subsequent to filing the 10QSB for third quarter 2004, the Company determined that a more appropriate treatment of a non-cash expense incurred as a result of issuing common stock in connection with debt equity offerings in 2003 would be to capitalize and amortize the amount previously taken as a period expense. The following shows the affect of change in treatment of the non-cash expense for issuance of stock in connection with the Company's debt offerings:

RESTATED STATEMENT OF OPERATIONS CHANGES:

                                                                          Restated Three        Restated Nine
                                                                           Months Ended         Months Ended
                                                                           September 30,        September 30,
                                                                               2004                 2004
                                                                          ---------------      ---------------
         Interest expense as previously reported:                         ($      582,904)     ($    1,737,053)

         Amortization of additional debt discount for $6,000,000 debt
           offering in 2003                                                       (90,000)            (270,000)
                                                                          ---------------      ---------------
         Restated net loss                                                ($      672,904)     ($    2,007,053)
                                                                          ===============      ===============

         Net loss as previously reported:                                 ($    1,164,913)     ($    3,965,209)

         Amortization of additional debt discount for $6,000,000 debt
           offering in 2003                                                       (90,000)            (270,000)
                                                                          ---------------      ---------------
         Restated net loss                                                ($    1,254,913)     ($    4,235,209)
                                                                          ===============      ===============

RESTATED STATEMENT OF CASH FLOW CHANGES:

The net uses of cash for the periods in this report have not changed. Certain amounts have been adjusted or reclassified to reflect the change made to capitalize certain stock expenses as debt discount and amortize them over the related five year notes. See details following:

                                                                                   Restated Nine
                                                                                   Months Ended
                                                                                   September 30,
                                                                                       2004
                                                                                  ---------------

Net loss as previously reported:                                                  ($    3,965,209)
Amortization of additional debt discount for $6,000,000 debt offering in 2003            (270,000)
                                                                                  ---------------
Restated net loss                                                                 ($    4,235,209)
                                                                                  ===============

Depreciation and amortization as previously reported                              $     1,098,912
Amortization of additional debt discount for $6,000,000 debt offering in 2003             270,000
                                                                                  ---------------
Restated depreciation and amortization                                            $     1,368,912
                                                                                  ===============

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity, and capital resources. This analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the annual report on Form 10KSB.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Javo Beverage Company, Inc. (the "Company"). The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission ("SEC"). These statements use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements, which address operating performance, events, or developments that the Company expects or anticipates, will occur in the future, including statements relating to volume growth, share of sales, or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

METHOD OF PRESENTATION

The accompanying financial statements include the accounts of the Company. The accompanying financial statements reflect the historical assets and liabilities, and the related historical operations of Stephen's Coffee Co., Inc. for all periods presented.

QUARTER ENDING SEPTEMBER 30, 2005 COMPARED TO QUARTER ENDING SEPTEMBER 30, 2004.

During the quarter ending September 30, 2005, the Company's gross revenues increased from the same quarter of the previous year, $2,687,788 versus $769,692. The increase of 249.2% is primarily due to the continued sales efforts of our sales team to sell products and install dispensers in the independent foodservice markets and the increase demand of our latte and tea products. The Company anticipates continued growth in gross revenues during the remainder of the year.

Operating expenses increased from $873,802 to $964,243, representing an increase of $90,441 or 10.4%. The increase is composed of: Sales & Marketing of $58,585, and General & Administrative of $80,577, offset by a decrease in Research & Development of $48,720. Operating costs continue inline with the Company's expectations and should decline as a percentage of gross revenue through the remainder of the year.

Total other expenses increased by $242,445 from $671,020 to $913,465 during the three months ending September 30, 2005 over the same quarter in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes. Of the $913,465 total other expenses for the quarter, $505,563 is for the amortization of the value of the stock issued in connection with the Company's debt offerings.

For the current quarter, the Company had a loss of $1,015,609 or ($0.01) per 149,201,811 weighted average number of shares outstanding, as compared to a loss of $1,254,913 or ($0.01) per share, based on 142,501,498 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss was primarily due the increase in gross profit, offset by the increase in operating and other expenses.

NINE MONTHS ENDING SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2004.

During the nine months ending September 30, 2005, the Company's gross revenues increased from the same nine months of the previous year, $4,750,143 versus $1,443,585. The increase of 229.1% is primarily due to the continued sales efforts of our sales team to sell products and install dispensers in the independent foodservice markets and the increase demand of our latte and tea products.

Operating expenses increased from $2,748,413 to $2,756,246, representing an increase of $7,833 or .3%. Operating costs continue inline with the Company's expectations and should decline as a percentage of gross revenue through the remainder of the year.

Total other expenses increased by $605,953 from $1,994,892 to $2,600,845 during the nine months ending September 30, 2005 over the same nine months in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes. The interest expense increased in part due to the amortization of non-cash expense for the value of stock issued in connection with its debt offerings over the five year term of the debt which had previously deducted as a period expense. Of the $2,600,844 total other expenses reported year to date, $2,460,839 is for non-cash amortization of the value of stock issued in connection with the Company's debt offerings.

For the first nine months, the Company had a loss of $3,793,922 or ($0.03) per 149,096,480 weighted average number of shares outstanding, as compared to a loss of $4,235,208 or ($0.03) per share, based on 141,969,364 weighted average number of shares outstanding, in the same nine months of the previous year. The decrease in loss was primarily due to the increase in gross profit, offset by the increase in operating expenses and net non-cash expense recorded for accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash or cash equivalents of $757,385, current assets of $4,744,650 and total assets of $6,305,493 versus cash or cash equivalents of $428,077, current assets of $1,488,911 and total assets of $3,020,304 in 2004.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As of September 30, 2005, the Company had current liabilities totaling $2,146,931 versus $715,005 at September 30, in 2004. Long-term notes, including interest accrued increased from $7,497,271 in September 2004 to $8,822,730 in September 2005 through the funding of additional five year notes. The Company's management has contributed an additional 5,550,000 shares of common stock to the Company's stock treasury to facilitate this debt offering. Accrued interest on the five year notes increased from $1,833,029 as of September 30, 2004 to $3,184,046 as of September 30, 2005. The five-year note obligations as of September 30, 2005 were offset by a discount recorded of $5,919,407 resulting from the issuance of stock in connection with the funding of five-year notes. This discount, which includes the discount recorded from the additional $1M debt offering, is being amortized over the term of the five year notes. The amortization of the discount will result in a non-cash interest expense charge of approximately 493,000 per quarter for remainder of 2005.

The Company continues to operate at a deficit and as of September 30, 2005, had an accumulated deficit of $30,883,801. Shareholder's deficit as of September 30, 2005, was $7,848,214. For the nine months ending September 30, 2005, the Company had negative cash flows from operating activities of $2,607,789. This negative cash flow includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses. For the quarter ending September 30, 2005, the Company for the first time in its history had positive earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company anticipates growth in gross revenues the remainder of the year which will significantly decrease the negative cash flow over the coming quarters.

Investing activities during the nine months ending September 30, 2005 was comprised of purchases of property and equipment of $166,623. At present the company has no material commitment to acquire capital equipment or property.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDING

We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, has involved claims for damages that would be material to our financial condition. In our most recent Form 10-KSB as filed with the SEC on September 30, 2005, we previously reported no outstanding legal proceedings, and no material changes occurred during the fiscal period that is the subject of this report on Form 10-QSB.


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

In June 2005, the Company issued warrants for the purchase of 78,100 shares of restricted common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,618 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In July 2005, the Company issued 1,500,000 shares of restricted common stock in connection with five-year investor loans of $500,000 received by the Company. These shares were issued in connection with an additional $1M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

In July 2005, the Company issued warrants for the purchase of 35,750 shares of restricted common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $5,781 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2005, the Company issued 75,000 shares of restricted common stock in connection with five-year investor loans of $25,000 received by the Company. These shares were issued in connection with an additional $1M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

In August 2005, the Company issued 78,750 shares of restricted common stock for payment of $21,250 liability in connection with its private debt offering. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2005, the Company issued 25,000 of the Company's restricted Common Stock to an employee in connection with their employment agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In September 2005, the Company issued warrants for the purchase of 14,300 shares of restricted common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $2,312 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K
                  None
                                       14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           JAVO BEVERAGE COMPANY, INC.

Date:    November 14, 2005                            /s/ Cody C. Ashwell
         -----------------                            -----------------------
                                                      Cody C. Ashwell
                                                      Chairman and Chief
                                                      Executive Officer

Date:    November 14, 2005                            /s/ RICHARD A. GARTRELL
         -----------------                            -----------------------
                                                      Richard A. Gartrell
                                                      Chief Financial Officer