Form 10KSB/A
period 2004-12-31
JAVO BEVERAGE CO INC
filed 2006-04-03
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                  Amendment #2


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

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

RESTATEMENT CHANGES:

The accompanying financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2003 and 2004 included in the Company's Form 10-KSB for the year 2004 as filed with the U.S. Securities and Exchange Commission.


Subsequent to filing the 10KSB for 2004 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expenses and to increase the future interest expense for the Company's debt offerings. Following is a table showing the changes from prior filings:



RESTATED BALANCE SHEET CHANGES:                        2003            2004
                                                   ------------    ------------

Unamortized discount on long-term debt as
originally reported                                $ (4,294,729)   $ (4,281,929)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in
2003                                                 (1,800,000)     (1,800,000)

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in
2004                                                         --        (664,500)

Amortization of additional debt discount
for $5,000,000 debt offering                           (710,237)       (678,176)

Amortization of additional debt discount
for $6,000,000 debt offering                          1,259,616       1,098,754

Amortization of additional debt discount
for $2,250,000 debt offering                                 --         464,347
                                                   ------------    ------------

Restated unamortized discount on long-term
debt                                               $ (5,545,350)   $ (5,861,504)
                                                   ============    ============

Long-term debt as originally reported:             $  6,705,271    $  8,982,434

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in
2003                                                 (1,800,000)     (1,800,000)

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in
2004                                                         --        (664,500)

Amortization of additional debt discount
for $5,000,000 debt offering                           (710,237)       (678,176)

Amortization of additional debt discount
for $6,000,000 debt offering                          1,259,616       1,098,754

Amortization of additional debt discount
for $2,250,000 debt offering                                 --         464,347
                                                   ------------    ------------

Restated long-term debt, net of current
portion                                            $  5,454,650    $  7,402,859
                                                   ============    ============

Total interest payable as originally
reported:                                          $  1,008,029    $  2,139,105

Amortization of additional interest for
$5,000,000 debt offering                               (323,505)       (383,737)

Amortization of additional interest for
$6,000,000 debt offering                                (56,740)       (286,892)

Amortization of additional interest for
$2,250,000 debt offering                                     --         (11,193)
                                                   ------------    ------------

Restated interest payable                          $    627,784    $  1,457,283
                                                   ============    ============

Total liabilities as originally reported:          $  8,122,189    $ 11,870,472

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in
2003                                                 (1,800,000)     (1,800,000)

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in
2004                                                         --        (664,500)

Amortization of additional interest for
$5,000,000 debt offering                               (323,505)       (383,737)

Amortization of additional interest for
$6,000,000 debt offering                                (56,740)       (286,893)

Amortization of additional interest for
$2,250,000 debt offering                                     --         (11,193)

Amortization of additional debt discount
for $5,000,000 debt offering                           (710,237)       (678,176)

Amortization of additional debt discount
for $6,000,000 debt offering                          1,259,616       1,098,754

Amortization of additional debt discount
for $2,250,000 debt offering                                 --         464,348
                                                   ------------    ------------

Restated total liabilities                         $  6,491,323    $  9,609,075
                                                   ============    ============

Accumulated deficit as originally reported:        $(23,115,136)   $(29,079,005)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in
2003                                                  1,800,000       1,800,000

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in
2004                                                         --         664,500

Amortization of additional interest for
$5,000,000 debt offering                                323,505         383,737

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         286,893

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

Amortization of additional debt discount
for $5,000,000 debt offering 2002                       199,264         167,203

Amortization of additional debt discount
for $6,000,000 debt offering                             54,897         215,760

Amortization of additional debt discount
for $2,250,000 debt offering                                 --          14,453
                                                   ------------    ------------

Restated accumulated deficit                       $(20,680,730)   $(25,535,266)
                                                   ============    ============

Total stockholders' deficit as originally
reported:                                            (3,621,284)     (7,314,305)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in
2003                                                  1,800,000       1,800,000

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in
2004                                                         --         664,500

Amortization of additional interest for
$5,000,000 debt offering                                323,505         383,737

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         286,892

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

Amortization of additional debt discount
for $5,000,000 debt offering                            710,237         678,176

Amortization of additional debt discount
for $6,000,000 debt offering                         (1,259,617)     (1,098,754)

Amortization of additional debt discount
for $2,250,000 debt offering                                 --        (464,348)
                                                   ------------    ------------

Restated total stockholders' deficit               $ (1,990,419)   $ (5,052,909)
                                                   ============    ============

RESTATED STATEMENT OF OPERATIONS CHANGES:              2003            2004
                                                   ------------    ------------

Loan fee/cost originally reported:                 $ (1,800,000)   $   (664,500)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in
2003                                                  1,800,000              --

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in
2004                                                         --         664,500
                                                   ------------    ------------

Restated loan fee/cost                             $         --    $         --
                                                   ============    ============

Interest expense originally reported:              $ (1,397,241)   $ (2,394,439)

Amortization of additional interest for
$5,000,000 debt offering                                159,435          60,232

Amortization of additional debt discount
for $5,000,000 debt offering                             83,449         (32,061)

Amortization of additional debt discount
for $6,000,000 debt offering                             54,897         160,863

Amortization of additional debt discount
for $2,250,000 debt offering                                 --          14,453

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         230,153

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193
                                                   ------------    ------------

Restated interest expense                          $ (1,042,720)   $ (1,949,606)
                                                   ============    ============

Total other income (expense)as originally
reported:                                          $ (3,193,729)   $ (3,042,033)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in
2003                                                  1,800,000              --

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in
2004                                                         --         664,500

Amortization of additional interest for
$5,000,000 debt offering                                159,435          60,232

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         230,153

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

Amortization of additional debt discount
for $5,000,000 debt offering                             83,449         (32,061)

Amortization of additional debt discount for
$6,000,000 debt offering                                 54,897         160,863

Amortization of additional debt discount for
$2,250,000 debt offering                                     --          14,453
                                                   ------------    ------------

Restated total other income (expense)              $ (1,039,208)   $ (1,932,700)
                                                   ============    ============

Net loss originally reported:                      $ (6,251,452)   $ (5,963,869)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000              --

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --         664,500

Amortization of additional interest for
$5,000,000 debt offering                                159,435          60,232

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         230,153

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

Amortization of additional debt discount for
$5,000,000 debt offering                                 83,449         (32,061)

Amortization of additional debt discount for
$6,000,000 debt offering                                 54,897         160,863

Amortization of additional debt discount for
$2,250,000 debt offering                                     --          14,453
                                                   ------------    ------------

Restated net loss                                  $ (4,096,931)   $ (4,854,536)
                                                   ============    ============

RESTATED STATEMENT OF CASH FLOW
Changes:                                               2003             2004
                                                   ------------    ------------

Net loss originally reported:                      $ (6,251,452)   $ (5,963,869)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000              --

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --         664,500

Amortization of additional interest for
$5,000,000 debt offering                                159,435          60,232

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         230,153

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

Amortization of additional debt discount for
$5,000,000 debt offering                                 83,449         (32,061)

Amortization of additional debt discount for
$6,000,000 debt offering                                 54,897         160,863

Amortization of additional debt discount for
$2,250,000 debt offering                                     --          14,453
                                                   ------------    ------------

Restated net loss                                  $ (4,096,931)   $ (4,854,536)
                                                   ============    ============

Depreciation and amortization previously
reported:                                          $    906,780    $  1,498,659

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --        (664,500)

Amortization of additional debt discount for
$5,000,000 debt offering                                (83,449)         32,061

Amortization of additional debt discount for
$6,000,000 debt offering                                (54,897)       (160,863)

Amortization of additional debt discount for
$2,250,000 debt offering                                     --         (14,453)
                                                   ------------    ------------

Restated depreciation and amortization             $    768,434    $    690,904
                                                   ============    ============

Net cash used in operating activities as
originally reported:                               $ (4,740,598)   $         --

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000              --
                                                   ------------    ------------

Restated net cash used in operating
activities per 1st Amendment Filing                $ (2,940,598)   $         --
                                                   ============    ============

Issuance of stock for cash as originally
reported:                                          $  1,849,550    $         --

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003        (1,800,000)             --
                                                   ------------    ------------

Restated issuance of stock for cash                $     49,550    $         --
                                                   ============    ============

Net cash provided by financing activities as
originally reported:                               $  6,944,493    $         --

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003        (1,800,000)             --
                                                   ------------    ------------

Restated net cash provided by financing
activities                                         $  5,144,493    $         --
                                                   ============    ============

These changes did not change the net change in cash or cash equivalents for either period.

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

BUSINESS DESCRIPTION

Javo Beverage Company is a manufacturer of coffee and tea concentrates, extracts and beverages serving the foodservice, food and beverage manufacturing, and retail industries. For foodservice operators, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

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

COMPETITION

For its on-demand coffee business, Javo has only a few significant direct competitors in the United States. The largest is Douwe Egberts Coffee Systems, a division of Sara Lee Corporation. Douwe Egberts began its business in Europe where, compared to the United States, the market for dispensed coffee is more established and greater than three times the size. The Douwe Egberts' products are frozen at the point of manufacture, shipped via frozen distribution facilities in the United States and dispensed from proprietary dispensers at their client's foodservice locations. Douwe Egberts' competitive strength lies in its size, financial resources and long history in the coffee business. In multiple head-to-head competitive selling situations, however, Javo has demonstrated its superiority in flavor delivery, operational ease of use and favorable pricing.

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

Javo has no known large, direct competitors for high quality liquid coffee/tea extracts and flavor systems. The food and beverage industry has typically relied upon heavily flavored and heat processed ingredients from industrial suppliers that requires the customer to make a frequently unacceptable flavor tradeoff in their finished product. The Company's high quality, flavorful extracts work extremely well in flavoring new consumer products that are attempting to take advantage of unique, refined flavors coming out of the specialty coffee industry.

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

SALES AND ISSUANCES OF UNREGISTERED SECURITIES


From January through December 2003 pursuant to a $6,000,000 Debt Offering Private Placement Memorandum, the Company issued a total of 36,000,000 shares of Common Stock at an average value of $0.13 per share. The 36,000,000 shares comprising the equity portion of the offering had been contributed to the Company's stock treasury by members of executive management of the Company. In connection with the stock issuance for this debt offering, the Company initially capitalized a non-cash discount against the debt of $2,880,000 and recorded a non-cash expense for stock issuance of $1,800,000. In this amendment #2 of the Company's 10KSB, the Company determined that a better accounting treatment of the debt and equity transaction is to use the comparative value method to calculate the discounted fair value of the debt and amortize the discount over the loan's maturity on an effective interest basis. The net effect of this correction in accounting error is to decrease the current expense and increase the future interest and amortization expense for these transactions. See details of the changes above or in footnotes to financial statements below. The Company relied on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

From January through December 2004 pursuant to a $2,700,000 Debt Offering Private Placement Memorandum, the Company issued a total of 6,750,000 shares of restricted Common Stock at an average value of $0.25 per share. In connection with the stock issuance for this debt offering, the Company had received $2,250,000 by the end of 2004. The Company initially capitalized a non-cash discount against the debt of $1,080,000 and recorded a non-cash expense for stock issuance of $664,500 in 2004. In this amendment #2 of the Company's 10KSB, as above, the Company determined that a better accounting treatment of the issuance of stock as part of its debt offerings is to use the comparative value method to calculate the discounted fair value of the debt and amortize the discount over the maturity of the debt on an effective interest basis. The net effect of this correction in accounting error is to decrease the current expense and increase the future interest and amortization expense for these transactions. See details of the changes in expense in the above table of changes. See details of the changes above or in footnotes to financial statements below.

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


The Company determined the fair value of the restricted shares it issued during 2003 and 2004 is a 30% discount of the closing stock price of the stock at the time of issuance. The 30% discount is considered to be a reasonable estimate of the cash price a third party would pay to purchase the restricted shares because the common stock of the Company is thinly traded and the restricted stock issuances were generally part of significant blocks of restricted stock issued by the Company. This value was used in determining the expense incurred in connection with its debt offerings.


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

In May 2003, the Company issued 50,000 shares of restricted common stock at $0.13 per Share to two employees pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $6,500. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

For years ended December 31, 2004 and 2003

REVENUES


The revenues in 2004 increased to $2,083,810 from $661,594 in 2003. The increase of $1,422,216 or 215% in sales is primarily due to increased sales of our dispensed coffee, specialty coffee and latte products. Further, as the volume increased there was an improvement in margins as fewer introductory discounts were offered and operating efficiencies were realized. The Company anticipates a significant increase in its revenues in 2005 as it rolls out its products to foodservice chains and continues to add national and international distribution.


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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for 2004 were $2,213,152 compared to $1,822,641 in 2003. The increase of $390,511 or 21.4 is primarily due to an increase in non-cash depreciation expense of $100,000, an increase in warehouse & maintenance expenses of $83,000, an increase in outside audit fees for finance & accounting of $34,000, increase in payroll taxes & benefits for the executive department of $64,000, an increase in legal for the annual shareholders meeting of $18,000, an increase in occupancy expense of $30,000, an increase in allowance for doubtful accounts of $20,000, an increase in quality assurance expenses of $7,000 and an increase in property taxes of $6,200. The Company anticipates general and administration expenses will remain relatively constant subject to the normal inflation increases in 2005.

OTHER INCOME/EXPENSES


Other income/(expenses) were $(1,932,700) in 2004 compared to $(1,039,208) in 2003. The increase in other income/expenses of $893,492 or 85.9% is primarily attributable to an increase in the non-cash interest expense for its debt offerings of $906,886 offset by an increase in interest income of $10,425

NET LOSS

The net loss for the Company for 2004 was $4,854,536 compared to $4,096,931 in 2003, an increase of $757,605 or 18.5%. The increase was primarily due to increased gross profit of $473,676, mostly driven by increased volume and in part to increased margins, partially offset by an increase in operating expenses of $337,798, and additionally offset by the increase in other expenses of $893,492. The Company anticipates its net loss will decrease significantly with its anticipated increase in revenue, related increase in gross profit and relatively stable research & development and general and administrative expenses in 2005.

LIQUIDITY AND CAPITAL RESOURCES


The Company has experienced net losses and negative cash flow from operations each year since inception. Through December 31, 2004, it had incurred an accumulated deficit of $$ 25,535,266 and had consumed cash from operations and financing in excess of $13 million. It had financed operations since inception primarily through capital contributions from its founder, related-party loans, and private-placements of its Common Stock and debt offerings. The Company is currently completing a $2,700,000 funding through a private placement of units of debt with Common Stock in the fourth quarter 2004 and the first quarter 2005. The Company currently anticipates that its cash in bank, the remaining proceeds from its $2,700,000 debt offering and cash flow from increased sales and gross profits in 2005 should provide adequate capital to fund operations, sales growth and any required capital expenditures needs through the Company's cash flow breakeven. The Company anticipates it will reach cash flow breakeven before the end of 2005.


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

     Statements of Cash Flows                                              F-6

     Notes to Financial Statements                                         F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Javo Beverage Company, Inc.
Vista, California


We have audited the accompanying balance sheet of Javo Beverage Company, Inc. as of December 31, 2004 and 2003, and the related of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of Javo Beverage Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 9 to the financial statements, management of the Company determined certain errors had resulted in the overstatement of previously reported expenses as of December 31, 2004 and 2003. Accordingly, the 2004 and 2003 financial statements have been restated to correct the error.

Farber Hass Hurley & McEwen, LLP
(formerly Hurley & Company)
Granada Hills, California
January 28, 2005,
Except for notes 8 and 9, which is February 28, 2006


                              JAVO BEVERAGE COMPANY, INC.
                                RESTATED BALANCE SHEET
                                   DECEMBER 31, 2004

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                $  2,092,172
  Accounts receivable, net of allowance for doubtful accounts of $19,113        315,503
  Inventory, net of reserve for obsolescence of $88,813                         287,955
  Prepaid expenses                                                              176,549
  Employee advances                                                              14,174

                                                                           ------------
    Total current assets                                                      2,886,353

PROPERTY AND EQUIPMENT, NET                                                     960,303

OTHER ASSETS
  Deposits                                                                       32,742
  Intangibles, net of accumulated amortization of $361,781                      676,769

                                                                           ------------
    Total other assets                                                          709,511
                                                                           ------------

    Total assets                                                           $  4,556,167
                                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $    717,966
  Accrued payroll and related benefits                                           26,534
  Current portion of long-term debt                                               4,433
                                                                           ------------
    Total current liabilities                                                   748,933

  Long-term debt, net of current portion                                     13,264,363
  Unamortized discount on long-term debt                                     (5,861,504)
                                                                           ------------
    Net long-term debt                                                        7,402,859

  Accrued long-term interest payable                                          1,457,283
  Commitments and contingencies                                                      --
                                                                           ------------
    Total liabilities                                                         9,609,075
                                                                           ------------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value, 150,000,000 shares authorized,
  149,367,467 shares issued and outstanding                                     149,367
  Additional paid in capital                                                 20,332,991
  Accumulated deficit                                                       (25,535,266)
                                                                           ------------
    Total stockholders' deficit                                              (5,052,908)
                                                                           ------------
    Total liabilities and stockholders' deficit                            $  4,556,167
                                                                           ============

   The accompanying notes are an integral part of these financial statements.





                                      JAVO BEVERAGE COMPANY, INC.
                                  RESTATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                       2004               2003
                                                                   -------------    -------------
Net sales                                                          $   2,083,810    $     661,594

Cost of sales                                                          1,395,961          447,420
                                                                   -------------    -------------
Gross profit                                                             687,849          214,174

Operating expenses:
  Research and development                                               433,523          443,042
  Selling and marketing                                                  963,010        1,006,214
  General and administrative                                           2,213,152        1,822,641
                                                                   -------------    -------------
    Total operating expenses                                           3,609,685        3,271,897
                                                                   -------------    -------------
    Loss from operations                                              (2,921,836)      (3,057,723)
                                                                   -------------    -------------

Other income (expenses):
  Interest income                                                         15,071            4,646
  Interest expense                                                    (1,949,606)      (1,042,720)
  Other income                                                               134               --
  Gain /(loss) on disposal of assets                                       1,701           (1,134)
                                                                   -------------    -------------
    Total other expense                                               (1,932,700)      (1,039,208)
                                                                   -------------    -------------
    Net loss                                                       $  (4,854,536)      (4,096,931)
                                                                   =============    =============
Basic and diluted loss per share                                           (0.03)           (0.03)
                                                                   =============    =============
Weighted average number of shares outstanding, basic and diluted     143,028,396      121,471,919
                                                                   =============    =============

              The accompanying notes are an integral part of these financial statements.


                                                  F-3

                                                   JAVO BEVERAGE COMPANY, INC.
                                          RESTATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                            RESTATED


                                                                   Additional
                                          Common Stock              Paid-in        Accumulated    Subscription
                                     Shares          Amount         Capital         Deficit        Receivable         Total
                                  ------------    ------------    ------------    ------------    ------------    ------------
Balances at January 1, 2003        139,321,434    $    139,321    $ 15,750,594    $(16,583,799)   $   (510,000)   $ (1,203,884)

Shares issued at $0.13 per
share in connection with loan
payable                             36,000,000          36,000       3,329,486              --        (315,000)      3,050,486

Shares issued to employees at
$0.16                                   55,000              55           8,745              --              --           8,800

Shares issued for exercised
warrants at $0.20                      250,000             250          49,750              --              --          50,000

Shares issued for services at
$0.13                                  700,000             700          90,300              --              --          91,000

Shares issued to employees at
$0.13                                   35,000              35           4,515              --              --           4,550

Shares contributed by officers     (36,000,000)        (36,000)       (474,000)             --         510,000              --

Shares Issued for services at
$0.14                                  500,000             500          69,500              --              --          70,000

Shares issued to employees at
$0.12                                  215,000             215          25,585              --              --          25,800

Shares issued to employees
canceled at $0.04                      (30,000)            (30)         (1,170)             --              --          (1,200)

62,535 warrants issued at a
strike price of $0.085 per
agreement with consultant                   --              --          10,959              --              --          10,959

Net loss                                    --              --              --      (4,096,931)             --      (4,096,931)

                                  ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2003       141,046,434    $    141,046    $ 18,864,264    $(20,680,730)   $   (315,000)   $ (1,990,420)
                                  ============    ============    ============    ============    ============    ============

                           The accompanying notes are an integral part of these financial statements.
(CONTINUED)

                                                               F-4

                                                   JAVO BEVERAGE COMPANY, INC.
                                           RESTATEDSTATEMENTS OF STOCKHOLDERS' DEFICIT
                                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                            RESTATED

                                                                   Additional
                                           Common Stock             Paid-in       Accumulated    Subscription
                                       Shares         Amount        Capital         Deficit       Receivable        Total
                                    ------------   ------------   ------------   ------------    ------------    ------------
Balances at January 1, 2004          141,046,434   $    141,046   $ 18,864,264   $(20,680,730)   $   (315,000)   $ (1,990,420)

Shares issued for exercised
  warrants                               371,033            371         16,987             --              --          17,358

Subscription receivables
  collected                                   --             --             --             --         315,000         315,000

Warrants issued at a strike price
  of $0.085 per agreement with
  consultant                                  --             --         25,990             --              --          25,990

Shares issued Board of Directors
  at $0.14                             1,200,000          1,200        166,800             --              --         168,000

Shares issued at $0.24 per share
  in connection with loan payable        450,000            450         81,194             --              --          81,644

Shares issued at $0.26 per share
  in connection with loan payable      6,150,000          6,150      1,150,186             --              --       1,156,336

Shares issued at $0.25 per share
  in connection with loan payable        150,000            150         27,570             --              --          27,720

Net loss                                      --             --             --     (4,854,536)             --      (4,854,536)
                                    ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2004         149,367,467   $    149,367   $ 20,332,991   $(25,535,266)   $         --    $ (5,052,908)
                                    ============   ============   ============   ============    ============    ============

                           The accompanying notes are an integral part of these financial statements.


                                                               F-5

                                   JAVO BEVERAGE COMPANY, INC.
                                RESTATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                 2004            2003
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $(4,854,536)    (4,096,931)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                     690,904        768,434
Issuance of common stock to employee                                                   --         37,950
Issuance of common stock for services                                             883,900        171,959
Issuance of common stock for warrants exercised                                   (25,990)            --
Loss (Gain) on disposal of assets                                                  (1,701)         1,134
Changes in operating assets and liabilities:
Accounts receivable                                                              (236,833)       (16,492)
Inventory                                                                        (162,157)        24,202
Prepaid expenses                                                                 (176,549)            --
Deposits                                                                          244,806       (224,711)
Employee advances                                                                   1,900          2,611
Accounts payable and accrued expenses                                             340,157         16,599
Accrued payroll and related benefits                                               18,945        (24,342)
Accrued interest payable                                                          829,498        423,798
Other current liabilities                                                              --        (24,809)
                                                                              -----------    -----------
Net cash used in operating activities                                          (2,447,656)    (2,940,598)
                                                                              -----------    -----------
Cash flows from investing activities:
Proceeds from disposal of equipment                                                 9,419            836
Purchases of property and equipment                                              (510,542)      (241,026)
                                                                              -----------    -----------
Net cash used in investing activities                                            (501,123)      (240,190)
                                                                              -----------    -----------
Cash flows from financing activities:
Proceeds from long-term debt                                                    2,250,000      5,408,493
Loan cost                                                                        (225,000)      (313,550)
Payments on long-term debt                                                         (4,698)            --
Payment received on stock subscription                                            315,000             --
Proceeds from exercised warrants                                                   17,941             --
Issuance of stock for cash                                                             --         49,550
                                                                              -----------    -----------
Net cash provided by financing activities                                       2,353,243      5,144,493
                                                                              -----------    -----------
Net change in cash and cash equivalents                                          (595,536)     1,963,705

Cash and cash equivalents at beginning of period                                2,687,708        724,003
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $ 2,092,172    $ 2,687,708
                                                                              ===========    ===========
Non cash financing activities:
Stock subscription note cancelled                                                      --        510,000
Stock issued for subscription                                                          --       (315,000)

Supplemental cash flow information:
Cash paid for interest                                                                 --             --
Cash paid for income taxes                                                          1,600          1,600

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

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 3.  BASIS OF PRESENTATION


During the two years ended December 31, 2004 and 2003, the Company had recurring losses while developing its niche in the coffee, foodservice, flavored beverage, and tea markets. The Company still has not developed sufficient revenues to cover its operating expenses. The Company has a working capital of approximately $2,886,000, but a stockholder deficit of over $5,053,000, and losses from operations during the last two years have been significant. As a result, the Company Management is confident that the Company's working capital and financing arrangements are sufficient to cover its capital requirements through 2005.


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


In connection with these promissory notes, the Company issued 30,000,000 shares of its restricted common stock and paid a 10% loan cost totaling $500,000 (see
Note 7 above). The Company originally determined that the note holders had bought the 30,000,000 shares of restricted common stock for $2,400,000 and had paid $2,600,000 for the debt instruments issued. Accordingly the $2,400,000 debt discount was recognized on the $5,000,000 principal value of the promissory notes which was being amortized over the five-year life of the debt. The Company subsequently determined that a better treatment of the transaction, per APBO No. 14, is that the note holders had bought the 30,000,000 shares of restricted common stock for $2,910,973 and had paid $2,089,027 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $2,918,973 debt discount was recognized on the $5,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This correction of accounting error makes the effective interest rate on the notes approximately 25% over the life of the debt. See Note 9 for more details regarding the restatement.

On February 28, 2003, the Company opened a $6,000,000 Private Placement Debt offering. During the year, the Company issued $6,000,000 in promissory notes bearing 10% interest per year, which mature 2008. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 36,000,000 shares of its restricted common stock and paid loan costs totaling $313,550 (see Note 7 above). The Company originally determined that the note holders had bought the 36,000,000 shares of restricted common stock for $2,880,000 and had paid $3,120,000 for the debt instruments issued. Accordingly the $2,880,000 debt discount was recognized on the $6,000,000 principal value of the promissory notes which was being amortized over the five-year life of the debt. The Company subsequently determined that a better treatment of the transaction, per APBO No. 14, is that the note holders had bought the 36,000,000 shares of restricted common stock for $3,365,486 and had paid $2,634,534 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $3,365,486 debt discount was recognized on the $6,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This correction in accounting error the effective interest rate on the notes approximately 25% over the life of the debt. See Note 9 for more details regarding the restatement.


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

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 8.  LONG-TERM DEBT (CONTINUED)


In connection with these promissory notes, the Company issued 6,750,000 shares of its restricted common stock and incurred loan costs totaling $225,000 (see
Note 7 above). The Company valued these shares using the rolling 30 day average of the Company's stock price for the month the funds were received and issued the shares as follows: 450,000 shares at $0.24 per share in October, 2004; 6,150,000 shares at $0.26 per share in November, 2004; and 150,000 shares at $0.25 in December, 2004. As per APBO No. 14, the Company initially determined that the note holders had bought the 6,750,000 shares of restricted common stock for $1,080,000 and had paid $1,170,000 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $1,080,000 debt discount was recognized on the $2,250,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This correction of accounting error makes the effective interest rate on the notes approximately 20% over the life of the debt.

After further review as reported in amendment #1 to the Company's 10KSB, the Company determined that $664,500 previously deducted in 2004 as a non-cash stock issuance expense should be amortized as additional loan costs over the maturity of the loan, which increased the effect interest rate from 20% to 25% per annum. Upon further review the Company determined the correct accounting per APBO No. 14 Is that the note holders had bought the 6,750,000 shares of restricted common stock For $1,265,700 and had paid $984,300 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly a $1,265,700 debt discount was recognized on the $2,250,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This correction in accounting error makes the effective interest rate on the notes approximately 25% over the life of the debt. See Note 9 for more details reqarding the restatement.

Long-term debt at December 31, 2004 consisted of the following:

         Notes payable, unsecured, payable at maturity including interest at 10% per        $  5,000,000
         annum. Matures 2007, computed value of note at time of issue was
         $2,089,027
         Notes payable, unsecured, payable at maturity including interest at 10% per           6,000,000
         annum. Matures 2008, computed value of note at time of issue was
         $2,634,514
         Notes payable, unsecured, payable at maturity including interest at 10% per           2,250,000
         annum. Matures 2009, computed value of note at time of issue was
         $984,300
         Note payable, secured by automobile, payable in monthly installments of $411,            18,794
         including interest at 1.9% per annum.  Matures 2008
                                                                                            -------------
                                                                                              13,268,794
                Less current portion                                                               4,432
                                                                                            -------------
                                                                                            $ 13,264,362
                                                                                            =============


Long-term debt matures as follows:

                                 Year ended December 31,
                                                    2005      $       4,432
                                                    2006              4,697
                                                    2007          5,004,787
                                                    2008          6,004,878
                                                    2009          2,250,000
                                              Thereafter                 --
                                                              --------------
                                                              $  13,268,794
                                                              ==============
                                      F-11

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 9.  RESTATEMENT CHANGES:

CHANGES TO 2003 AND 2004 BALANCE SHEET, INCOME STATEMENT AND STATEMENT OF CASH FLOW


Subsequent to filing the 2004 10KSB for 2004 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expenses and to increase the future interest expense for the Company's debt offerings. Following is a table showing the change from prior filings:

RESTATED BALANCE SHEET CHANGES:                        2003            2004
                                                   ------------    ------------

Unamortized discount on long-term debt as
originally reported                                $ (4,294,729)   $ (4,281,929)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003        (1,800,000)     (1,800,000)

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --        (664,500)

Amortization of additional debt discount for
$5,000,000 debt offering                               (710,237)       (678,176)

Amortization of additional debt discount for
$6,000,000 debt offering                              1,259,616       1,098,754

Amortization of additional debt discount for
$2,250,000 debt offering                                     --         464,347
                                                   ------------    ------------

Restated unamortized discount on long-term
debt                                               $ (5,545,350)   $ (5,861,504)
                                                   ============    ============

Net long-term debt as originally reported:         $  6,705,271    $  8,982,434

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003        (1,800,000)     (1,800,000)

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --        (664,500)

Amortization of additional debt discount for
$5,000,000 debt offering                               (710,237)       (678,176)

Amortization of additional debt discount for
$6,000,000 debt offering                              1,259,616       1,098,754

Amortization of additional debt discount for
$2,250,000 debt offering                                     --         464,347
                                                   ------------    ------------

Restated net long-term debt                        $  5,454,650    $  7,402,859
                                                   ============    ============

Total interest payable as originally reported:     $  1,008,029    $  2,139,105

Amortization of additional interest for
$5,000,000 debt offering                               (323,505)       (383,737)

Amortization of additional interest for
$6,000,000 debt offering                                (56,740)       (286,892)

Amortization of additional interest for
$2,250,000 debt offering                                     --         (11,193)
                                                   ------------    ------------

Restated interest payable                          $    627,784    $  1,457,283
                                                   ============    ============

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

RESTATEMENT CHANGES continued

Total liabilities as originally reported:          $  8,122,189    $ 11,870,472

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003        (1,800,000)     (1,800,000)

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --        (664,500)

Amortization of additional interest for
$5,000,000 debt offering                               (323,505)       (383,737)

Amortization of additional interest for
$6,000,000 debt offering                                (56,740)       (286,893)

Amortization of additional interest for
$2,250,000 debt offering                                     --         (11,193)

Amortization of additional debt discount for
$5,000,000 debt offering                               (710,237)       (678,176)

Amortization of additional debt discount for
$6,000,000 debt offering                              1,259,616       1,098,754

Amortization of additional debt discount for
$2,250,000 debt offering                                     --         464,348
                                                   ------------    ------------
Restated total liabilities                         $  6,491,323    $  9,609,075
                                                   ============    ============

                           JAVO BEVERAGE COMPANY, INC
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

RESTATEMENT CHANGES continued

                                                       2003             2004
                                                   ------------    ------------
Accumulated deficit as originally reported:        $(23,115,136)   $(29,079,005)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000       1,800,000

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --         664,500

Amortization of additional interest for
$5,000,000 debt offering 2002                           323,505         383,737
                                                   ------------    ------------
Amortization of additional interest for                  56,740         286,893
$6,000,000 debt offering

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

Amortization of additional debt discount for
$5,000,000 debt offering 2002                           121,682         167,203

Amortization of additional debt discount for
$6,000,000 debt offering                                 54,897         215,760

Amortization of additional debt discount for
$2,250,000 debt offering                                     --          14,453
                                                   ------------    ------------

Restated accumulated deficit                       $(20,680,730)   $(25,535,206)
                                                   ============    ============

Total stockholders' deficit as originally
reported:                                          $ (3,621,284)   $ (7,314,305)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000       1,800,000

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --         664,500

Amortization of additional interest for
$5,000,000 debt offering                                323,505         383,737

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         286,892

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

Amortization of additional debt discount for
$5,000,000 debt offering                                710,237         678,176

Amortization of additional debt discount for
$6,000,000 debt offering                             (1,259,617)     (1,098,754)

Amortization of additional debt discount for
$2,250,000 debt offering                                     --        (464,348)
                                                   ------------    ------------

Restated total stockholders' deficit               $ (1,990,419)   ($ 5,052,909)
                                                   ============    ============

Restated Statement of Operations Changes:                  2003            2004
                                                   ------------    ------------

Loan fee/cost originally reported:                 $ (1,800,000)   $   (664,500)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000              --

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --         664,500
                                                   ------------    ------------

Restated loan fee/cost                             $         --    $         --
                                                   ============    ============

                           JAVO BEVERAGE COMPANY, INC
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

RESTATEMENT CHANGES continued
                                                       2003            2004
                                                   ------------    ------------
Interest expense originally reported:              $ (1,397,241)   $ (2,394,439)

Amortization of additional interest for
$5,000,000 debt offering                                159,435          60,232

Amortization of additional debt discount for
$5,000,000 debt offering                                 83,449         (32,061)

Amortization of additional debt discount for
$6,000,000 debt offering                                 54,897         160,863

Amortization of additional debt discount for
$2,250,000 debt offering                                     --          14,453

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         230,153

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193
                                                   ------------    ------------
Restated interest expense                          $ (1,042,720)   $ (1,949,606)
                                                   ============    ============

Total other income (expense)as originally          $ (3,193,729)   $ (3,042,033)
reported:

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000              --

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --         664,500

Amortization of additional interest for
$5,000,000 debt offering                                159,435          60,232

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         230,153

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

Amortization of additional debt discount for
$5,000,000 debt offering                                 83,449         (32,061)

Amortization of additional debt discount for
$6,000,000 debt offering                                 54,897         160,863

Amortization of additional debt discount for
$2,250,000 debt offering                                     --          14,453
                                                   ------------    ------------
Restated total other income (expense)              $ (1,039,208)   $ (1,932,700)
                                                   ============    ============

                           JAVO BEVERAGE COMPANY, INC
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

RESTATEMENT CHANGES continued
                                                       2003            2004
                                                   ------------    ------------

Net loss originally reported:                      $ (6,251,452)   $ (5,963,869)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000              --

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --         664,500

Amortization of additional interest for
$5,000,000 debt offering                                159,435          60,232

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         230,153

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

Amortization of additional debt discount for
$5,000,000 debt offering                                 83,449         (32,061)

Amortization of additional debt discount for
$6,000,000 debt offering                                 54,897         160,863

Amortization of additional debt discount for
$2,250,000 debt offering                                     --          14,453
                                                   ------------    ------------
Restated net loss                                  $ (4,096,931)   $ (4,854,436)
                                                   ============    ============

Restated Statement of Cash Flow
Changes:                                               2003            2004
                                                   ------------    ------------

Net loss originally reported:                      $ (6,251,452)   $ (5,963,869)

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000              --

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --         664,500

Amortization of additional interest for
$5,000,000 debt offering                                159,435          60,232

Amortization of additional interest for
$6,000,000 debt offering                                 56,740         230,153

Amortization of additional interest for
$2,250,000 debt offering                                     --          11,193

                           JAVO BEVERAGE COMPANY, INC
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

RESTATEMENT CHANGES continued

                                                        2003            2004
                                                   ------------    ------------
Amortization of additional debt discount for             83,449         (32,061)
$5,000,000 debt offering

Amortization of additional debt discount for
$6,000,000 debt offering                                 54,897         160,863

Amortization of additional debt discount for
$2,250,000 debt offering                                     --          14,453
                                                   ------------    ------------

Restated net loss                                  $ (4,096,931)   $ (4,854,536)
                                                   ============    ============

Depreciation and amortization previously
reported:                                          $    906,780    $  1,498,659

Capitalize non-cash stock expense as debt
discount for $2,250,000 debt offering in 2004                --        (664,500)

Amortization of additional debt discount for
$5,000,000 debt offering                                (83,449)         32,061

Amortization of additional debt discount for
$6,000,000 debt offering                                (54,897)       (160,863)

Amortization of additional debt discount for
$2,250,000 debt offering                                     --         (14,453)
                                                   ------------    ------------

Restated depreciation and amortization             $    768,434    $    690,904
                                                   ============    ============

Net cash used in operating activities as
originally reported:                               $ (4,740,598)   $         --

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003         1,800,000              --
                                                   ------------    ------------

Restated net cash used in operating
activities per 1st Amendment Filing                $ (2,940,598)   $         --
                                                   ============    ============
Issuance of stock for cash as originally
reported:                                          $  1,849,550    $         --

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003        (1,800,000)             --
                                                   ------------    ------------

Restated issuance of stock for cash                $     49,550    $         --
                                                   ============    ============

Net cash provided by financing activities as
originally reported:                               $  6,944,493    $         --

Capitalize non-cash stock expense as debt
discount for $6,000,000 debt offering in 2003        (1,800,000)             --
                                                   ------------    ------------

Restated net cash provided by financing
activities                                         $  5,144,493    $         --


These changes did not change the net change in cash or cash equivalents for either period.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

NOTE 11. STOCK TRANSACTIONS

In February, 2003, the Company opened a private placement debt offering and over the year 2003 raised $6,000,000 in debt and issued 36,000,000 shares of common stock at an average value of $0.13 per share(Note 8 above). The value of the stock issued was determined by applying a 30% discount to the average closing stock price for the Company stock during the month the stock was issued. The 30% discount was applied to reflect the fair market value of the restricted shares, which were not freely traded under Rule 144 for, at least, one year, and the restricted stock issued were in large blocks of a thinly traded common stock.

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

In 2003, the Company issued 305,000 shares of restricted common stock at prices ranging from $0.12 to $0.16 per share and cancelled 30,000 shares of restricted common stock at $0.04 per share for employees relating to employment with the Company. $37,950 was recorded as net expense relating to these issuances and cancellations. The value of the stock issued was determined by applying a 30% discount to the average closing stock price for the Company stock during the month the stock was issued. The 30% discount was applied to reflect the fair market value of the restricted shares, which were not freely traded under Rule 144 for, at least, one year, and the restricted stock issued were in large blocks of a thinly traded common stock.

During 2003, the Company issued 1,200,000 shares of restricted common stock valued at $161,000 at prices ranging from $0.13 to $0.14 per share for services rendered during 2003. The value of the stock issued was determined by applying a 30% discount to the average closing stock price for the Company stock during the month the stock was issued. The 30% discount was applied to reflect the fair market value of the restricted shares, which were not freely traded under Rule 144 for, at least, one year, and the restricted stock issued were in large blocks of a thinly traded common stock.

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




In January 2004, the Company issued 1,200,000 shares of restricted common stock valued at $168,000 at $0.14 per share to eight members of the Board of Directors, who are not employees, for services over their two year terms. The value of the stock issued was determined by applying a 30% discount to the average closing stock price for the Company stock during the month the stock was issued. The 30% discount was applied to reflect the fair market value of the restricted shares, which were not freely traded under Rule 144 for, at least, one year, and the restricted stock issued were in large blocks of a thinly traded common stock.


In 2004, the Company issued 6,750,000 shares of restricted common stock at prices ranging from $0.24 to $0.26 per share in connection with promissory notes held by private investors (See Note 7 above). The value of the stock issued was determined by applying a 30% discount to the average closing stock price for the Company stock during the month the stock was issued. The 30% discount was applied to reflect the fair market value of the restricted shares, which were not freely traded under Rule 144 for, at least, one year, and the restricted stock issued were in large blocks of a thinly traded common stock.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 11. STOCK TRANSACTIONS (CONTINUED)


The Company has now determined that the correct accounting for stock issuance should have been to apply the discount to the closing stock price on the date of the stock issuances rather then using the 30 day average closing price for the month of the transaction. Based on a review of the transactions reported in this 10KSB, this correction would not be a material to these financial statements.


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

NOTE 12. PROVISION FOR INCOME TAXES

No provision for income taxes was recorded in 2004 or 2003 sine the Company generated both book and tax losses. The Company's deferred tax assets consist of the following:


        PROVISION FOR INCOMES TAXES                               2004           2003
        Net operating loss carry forward                     $ 25,500,000    $ 20,500,000
                                                             ============    ============
        Calculated deferred tax benefit                      $  9,700,000    $  7,700,000
        Valuation allowance                                  $ (9,700,000)   $ (7,700,000)
                                                             ------------    ------------
        Deferred tax asset                                   $         --    $         --
                                                             ============    ============
        Provision for income tax benefits were as follows:
        Tax benefit, calculated at statutory rate            $ (2,000,000)   $ (1,700,000)
        Increase in valuation allowance                      $  2,000,000    $  1,700,000
                                                             ------------    ------------
                                                             $         --    $         --
                                                             ============    ============


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



Dated: January 20, 2006 and March 31, 2006

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

                                                        /s/ Richard A. Gartrell
                                                        -----------------------
                                                        Richard A. Gartrell
                                                        Chief Financial Officer


Dated: January 20, 2006 and March 31, 2006

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, California, on January 20, 2006 and March 31, 2006.


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