Form 10QSB/A
period 2005-03-31
JAVO BEVERAGE CO INC
filed 2006-04-06
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #2

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from January 1, 2005 to March 31, 2005

                           Commission File No. 0-26897

                           JAVO BEVERAGE COMPANY, INC.


          Delaware                                        48-1359136
------------------------------------         -----------------------------------
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

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

            Class                               Outstanding at April 30, 2005
----------------------------------           -----------------------------------
Common Stock, $.001 par value                          149,313,677 shares

                           JAVO BEVERAGE COMPANY, INC.

                                                                     Page Number
                                                                     -----------
PART I. Financial Information

     ITEM 1. Financial Statements

               Restated Balance Sheet                                     3

               Restated Statements of Operations                          4

               Restated Statements of Cash Flows                          5

               Notes to Financial Statements                              6

               Restatement Explanation Table                              8

     ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       12

     ITEM 3. Controls and Procedures                                     14

PART II. Other Information                                               15

SIGNATURE PAGE                                                           16



                               Javo Beverage Company, Inc.
                              Restated Balance Sheet as of
                                       (Unaudited)
                                                                            March 31,
ASSETS                                                                         2005
                                                                           ------------
Current Assets
  Cash                                                                     $  1,426,555
  Accounts receivable, net of allowance for doubtful accounts of $19,113        793,411
  Inventory, net of reserve for obsolescence of $47,788                         431,962
  Prepaid Expenses                                                              182,648
  Employee Advances                                                              14,473
                                                                           ------------
  Total current assets                                                        2,849,049

  Property and equipment, net                                                   935,522

Other Assets
  Deposits                                                                       20,242
  Intangibles - net of accumulated amortization of $415,062                     660,988
                                                                           ------------
  Total other assets                                                            681,230
                                                                           ------------

Total Assets                                                               $  4,465,801
                                                                           ============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable & accrued expense                                       $    838,499
  Accrued payroll and related benefits                                           27,831
  Current portion of long-term debt                                               3,407
                                                                           ------------
  Total current liabilities                                                     869,737

Long-term debt, net of current portion                                       13,639,362
Unamortized discount on long-term debt                                       (5,764,972)
                                                                           ------------
  Net long-term debt                                                          7,874,390

Accrued long-term interest payable                                            1,727,754

Commitments and contingencies                                                        --
                                                                           ------------
 Total liabilities                                                           10,471,881
                                                                           ------------

Stockholder's deficit
  Common stock, $0.001 par value; 150,000,000 shares authorized,                149,239
  149,238,679 outstanding as of 3-31-05
  Additional paid-in capital                                                 20,551,259
  Accumulated Deficit                                                       (26,706,578)
                                                                           ------------
 Total stockholder's deficit                                                 (6,006,080)
                                                                           ------------

                                                                           ------------
Total Liabilities and Stockholders' Deficit                                $  4,465,801
                                                                           ============


                  The accompanying notes are an integral part of these
                                  financial statements






                           Javo Beverage Company, Inc.
            Restated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   2005                2004
                                               -------------      -------------

Net sales                                      $   1,003,113      $     219,328

Cost of sales                                       (680,245)          (157,961)
                                               -------------      -------------

 Gross profit                                        322,868             61,367

Operating expenses:
 Research & development                              (31,482)          (125,969)
 Selling & marketing                                (235,508)          (259,279)
 General & administrative                           (598,773)          (558,224)
                                               -------------      -------------

 Total operating expenses                           (865,763)          (943,472)
                                               -------------      -------------

 Loss from operations                               (542,895)          (882,105)
                                               -------------      -------------

Other expenses:
 Interest Income                                       5,650              5,703
 Interest Expense                                   (633,148)          (426,992)

 Other expense, net                                     (919)               706
                                               -------------      -------------

 Total other expenses                               (628,417)          (420,583)
                                               -------------      -------------

 Net loss                                      ($  1,171,312)     ($  1,302,688)
                                               =============      =============

Basic & diluted loss per share                 ($      0.008)     ($      0.009)
                                               =============      =============

Basic & diluted weighted average
 common shares                                   149,659,784        141,097,052
                                               =============      =============


              The accompanying notes are an integral part of these
                              financial statements






                                       Javo Beverage Company, Inc.
                              Restated Consolidated Statements of Cash Flow
                                               (Unaudited)

                                                                                   Three Months ended
                                                                                        March 31,
                                                                                   2005           2004
                                                                               -----------    -----------

Cash flows from operating activities:
 Net loss                                                                      ($1,171,312)   ($1,302,686)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation & Amortization                                                      425,138        294,916
  Issuance of common to for exercise of warrants for service                            --         66,317
  Issuance of warrants for services                                                  3,356          1,618

 Changes in operating assets and liabilities:
  Trade receivables                                                               (477,908)       (25,526)
  Inventories                                                                     (144,007)       (53,242)
  Prepaid expenses & deposits                                                        6,401       (209,549)
  Other current assets                                                                (300)       258,806
  Accounts payable and accrued expense                                             119,508        185,312
  Accrued payroll & related benefits                                                 1,297          7,447
  Accrued interest-five year loans                                                 270,471        183,734
                                                                               -----------    -----------
 Net cash used in operating activities                                            (967,356)      (592,853)
                                                                               -----------    -----------

Cash flows from investing activities:
  Purchases of property & equipment                                                (37,887)      (382,824)
                                                                               -----------    -----------
 Net cash used in investing activities                                             (37,887)      (382,824)

Cash flows from financing activities:

  Five year loans payable                                                          375,000             --

  Loan fee                                                                         (37,499)            --

  Payment on loan subscription receivable                                               --        315,000

  Cash from exercise of warrants                                                     2,125             --
                                                                               -----------    -----------
  Net cash provided by financing activities                                        339,626        315,000
                                                                               -----------    -----------

  Net increase (decrease) in cash                                                 (665,617)      (660,677)
  Cash at beginning of period                                                    2,092,172      2,687,708
                                                                               -----------    -----------

  Cash at end of period                                                        $ 1,426,555    $ 2,027,031
                                                                               ===========    ===========


                           The accompanying notes are an integral part of these
                                           financial statements





                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying restated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2005 and the results of operations and of cash flows for the three month period ending March 31, 2005 and 2004. The accompanying condensed financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 and 2005 included in the Company's Form 10-QSB for the 1st Quarter 2005 as filed with the U.S. Securities and Exchange Commission. Subsequent to filing the 10QSB for 1st Quarter 2005 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expense and to increase the future interest expense for the Company's debt offerings.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these restated financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB, as amended.

NOTE 2 - STOCKHOLDERS' DEFICIT - STOCK & WARRANT ISSUANCES AND RETURNS

In January 2005, certain Company executives contributed 1,650,000 million shares of the Company restricted common stock to the Company to enable the Company to enter into a $3.7M private placement debt offering. The Company recorded no income or expense related to the return of the stock.

In first quarter 2005, the Company issued 1,125,000 shares of the Company restricted common stock to investors in connection with its $3.7M private debt offering. The Company recorded a debt discount of $212,656 in connection with the issuance.

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

Long-term debt matures as follows:

                                 Quarter ended March 31,
                       Current Portion of Long Term Debt            $3,407
                                                    2006             4,697
                                                    2007         5,004,787
                                                    2008         6,004,878
                                                    2009         2,250,000
                                                    2010           375,000
                                                          -----------------
                                                               $13,642,769
                                                          =================

10QSB RESTATEMENT TABLE - 1ST QUARTER 2004

RESTATEMENT CHANGES FOR 1ST QUARTER 2004:

The accompanying financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 and 2005 included in the Company's Form 10-QSB for the 1st Quarter 2005 as filed with the U.S. Securities and Exchange Commission.

Subsequent to filing the 10QSB for 1st Quarter 2005 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expense and to increase the future interest expense for the Company's debt offerings. Following is a table showing the changes from prior filings:

-------------------------------------------------- ---------- ---------------- --------------- ----------------
                                                                                                RESTATED 2005
                                                                                                 AMOUNTS IN
                                                                                                  THIS 2ND
                                                               AS ORIGINALLY                    AMENDMENT TO
                                                                FILED IN THE                       THE 1ST
RESTATED 2004 BALANCE SHEET AS OF MARCH 31, 2004     NOTES      1ST QUARTER                     QUARTER 2005
CHANGES:                                             BELOW    10QSB FOR 2004     NET CHANGE         10QSB
-------------------------------------------------- ---------- ---------------- --------------- ----------------
Discount on long-term debt                           A, C        (4,030,729)      (1,304,251)     (5,334,980)
Accrued long-term interest payable                     B          1,283,029         (471,510)        811,519
Net long-term debt                                     G          8,252,300       (1,775,761)      6,476,539
Total liabilities                                      G          8,853,947       (1,775,760)      7,078,187
Additional paid-in capital                             C         19,418,545         (802,900)     18,615,645
Accumulated Deficit                                    D        (24,562,076)       2,578,661     (21,983,415)
Total stockholder's deficit                            G         (4,685,289)       1,775,761      (2,909,528)

--------------------------------------------------
RESTATED 2004 INCOME STATEMENT FOR THE THREE
MONTHS ENDING AS OF MARCH 31, 2004 CHANGES:
--------------------------------------------------
Interest Expense                                     A,B,G         (571,246)         144,254        (426,992)
Total other expenses                                   G           (564,837)         144,254        (420,583)
Net Loss                                             A,B,G       (1,446,940)         144,254      (1,302,686)

--------------------------------------------------
RESTATED 2004 CASH FLOW STATEMENT FOR THE THREE
MONTHS ENDING AS OF MARCH 31, 2004 CHANGES:
--------------------------------------------------
Net Loss                                             A,B,G       (1,446,940)         144,254      (1,302,686)
Depreciation and Amortization                          E             51,667          243,250         294,917
Accrued interest - five year loans                     B            275,000          (91,266)        183,734
Net cash used in operating activities                A,B,G         (889,080)         296,227        (592,853)
Loan fee                                               F            296,227         (296,227)             --

Net cash provided by financing activities F,G 611,227 (296,227) 315,000 Notes:
A) Discount on Long-Term Debt: This difference is the result of a correction in the accounting for the value of the stock issued in connection with the Company's debt offerings in 2002 and 2003. The net result of correction in accounting error is to increase the amount of discount capitalized and amortized as additional interest over the five year term of the various promissory notes. This change when combined with the change in accrued interest discussed in B) below increases the effective interest rate recorded for the five year promissory notes from 20% to 25% per annum.

B) Accrued Long-term Interest Payable and Interest Expense: This difference is the result of a correction in accounting for interest expense on the Company's five-year promissory notes. The Company changed the accrual of interest on its promissory notes for financial statement purpose from a simple interest as stated of the promissory notes to accruing interest based on an effective compound interest rate over the five-year term of the promissory notes. The net result of this correction in accounting error is to reduce the interest accrued in 2002, 2003, and 2004. This change will increase the interest expense and accrued interest in future periods to reflect a compounded interest expense more properly spreading the interest expense over the term of the promissory notes. Accrued interest when added to the non-cash debt discount recorded by the company will result in an effective interest rate of approximately 25% per annum over the five-year term of the promissory notes.

C) Additional Paid in Capital: This difference is the result of a correction in accounting for the value of the stock issued in connection with the Company's debt offerings in 2002, 2003, and 2004. The net result of the correction of an accounting error is to decrease the stock value recorded as additional paid in capital in connection with the Company's debt offerings in 2002, 2003, and 2004.

D) Accumulated Deficit: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002, 2003, and 2004 and the change in accrual of interest on its simple interest promissory notes. The net result of this correction in accounting error is to reduce the amount of non-cash expense recorded for stock issuance in connection with the Company's debt offerings and reduce the amount of interest expense recorded in 2002, 2003 and 1st quarter 2004.

E) Depreciation and Amortization: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002, 2003, and 2004. The net result of this correction in accounting error was to increase the amount of non-cash expense amortized as interest expense in the current period.

F) Loan fee: This difference is the result of a correction in accounting for the amortization of the non-cash discount discussed in A) above. The corrected amount of non-cash discount was reclassified from financing activities to operating activities in the cash flow statement.

G) Subtotals and Totals: This change is a subtotal reflecting the changes discussed in notes in A, B, C, D, E, F, & G above.

10QSB RESTATEMENT TABLE - 1ST QUARTER 2005

RESTATEMENT CHANGES FOR 1ST QUARTER 2005:

The accompanying financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 and 2005 included in the Company's Form 10-QSB for the 1st Quarter 2005 as filed with the U.S. Securities and Exchange Commission.

Subsequent to filing the 10QSB for 1st Quarter 2005 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expense and to increase the future interest expense for the Company's debt offerings. Following is a table showing the changes from prior filings:

-------------------------------------------------- ---------- ----------------- --------------- ----------------
                                                                                                 RESTATED 2005
                                                                                                  AMOUNTS IN
                                                                AS ORIGINALLY                       THIS 2ND
                                                               REPORTED IN THE                    AMENDMENT TO
                                                                1ST AMENDMENT                        THE 1ST
RESTATED 2005 BALANCE SHEET AS OF MARCH 31, 2005     NOTES      TO 1ST QUARTER                    QUARTER 2005
CHANGES:                                             BELOW       2005 10QSB       NET CHANGE         10QSB
-------------------------------------------------- ---------- ----------------- --------------- ----------------
Discount on long-term debt                           A, C          (4,137,428)     (1,627,544)      (5,764,972)
Accrued long-term interest payable                     B            2,474,477        (746,723)       1,727,754
Net long-term debt                                     F            9,501,934      (1,627,544)       7,874,390
Total liabilities                                      F           12,846,148      (2,374,267)      10,471,881
Additional paid-in capital                             C           21,917,194      (1,365,935)      20,551,259
Accumulated Deficit                                    D          (30,446,779)      3,740,201      (26,706,578)
Total stockholder's deficit                            F           (8,380,346)      2,374,265       (6,006,081)

--------------------------------------------------
RESTATED 2005 INCOME STATEMENT FOR THE THREE
MONTHS ENDING AS OF MARCH 31, 2005 CHANGES:
--------------------------------------------------
Interest Expense                                      A,B            (829,610)        196,463         (633,148)
Total other expenses                                   G             (824,879)        196,463         (628,416)
Net Loss                                             A,B,F         (1,367,774)        196,463       (1,171,312)

--------------------------------------------------
RESTATED 2005 CASH FLOW STATEMENT FOR THE THREE
MONTHS ENDING AS OF MARCH 31, 2005 CHANGES:
--------------------------------------------------

Net Loss                                             A,B,F         (1,367,774)        196,463       (1,171,312)
Issuance of common stock for debt                     A,C             116,250        (116,250)              --
Depreciation and Amortization                          E              440,450         (15,312)         425,138
Accrued interest - five year loans                     B              335,372         (64,901)         270,471

Notes:
A) Discount on Long-Term Debt: This difference is the result of a correction in accounting for the value of the stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 & 2005. The net result of correction in accounting error is to increase the amount of discount capitalized and amortized as additional interest over the five year term of the various promissory notes. This change when combined with the change in accrued interest discussed in B) below increases the effective interest rate recorded for the five year promissory notes from 20% to 25% per annum.

B) ACCRUED LONG-TERM INTEREST PAYABLE AND INTEREST EXPENSE: This difference is the result of a correction in accounting for interest expense on the Company's five-year promissory notes. The Company changed the accrual of interest on its promissory notes for financial statement purpose from a simple interest as stated of the promissory notes to accruing interest based on an effective compound interest rate over the five-year term of the promissory notes. The net result of this correction in accounting error is to reduce the interest accrued in 2002, 2003, 2004 and 2005. This change will increase the interest expense and accrued interest in future periods to reflect a compounded interest expense more properly spreading the interest expense over the term of the promissory notes. Accrued interest when added to the non-cash debt discount recorded by the company will result in an effective interest rate of approximately 25% per annum over the five-year term of the promissory notes.

C) ADDITIONAL PAID IN CAPITAL: This difference is the result of a correction in accounting for the value of the stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 & 2005. The net result of the correction of an accounting error is to decrease the stock value recorded as additional paid in capital in connection with the Company's debt offerings in 2002, 2003, 2004, and the first quarter of 2005.

D) ACCUMULATED DEFICIT: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002 and 2003 and the change in accrual of interest on its simple interest promissory notes. The net result of this correction in accounting error is to reduce the amount of non-cash expense recorded for stock issuance in connection with the Company's debt offerings and reduce the amount of interest expense recorded in 2002, 2003, 2004, and the first quarter of 2005.

E) DEPRECIATION AND AMORTIZATION: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 & 2005. The net result of this correction in accounting error was to increase the amount of non-cash expense amortized as interest expense in the current period.

F) SUBTOTALS AND TOTALS: This change is a subtotal reflecting the changes discussed in notes in A, B, C, D, & E above.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity, and capital resources. This analysis should be read in conjunction with the restated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the annual report on Form 10-KSB, as amended.

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

RESULTS OF OPERATIONS

The restated statements contained in this Quarterly Report on Form 10-QSB/A that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

METHOD OF PRESENTATION

The accompanying restated condensed financial statements include the accounts of the Company. The accompanying financial statements reflect the historical assets and liabilities, and the related historical operations of Stephen's Coffee Co., Inc. for all periods presented.

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

Other expenses increased by $207,834 from $420,583 to $628,417 during the three months ending March 31, 2005 over the same quarter in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $206,156.

For the current quarter, the Company had a loss of $1,171,312 or ($0.008) per 149,659,784 weighted average number of shares outstanding, as compared to a loss of $1,302,688 or ($0.009) per share, based on 141,097,052 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss was primarily due the change in net non-cash expense recorded for accrued interest.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2005, the Company had cash or cash equivalents of $1,426,555, current assets of $2,849,049 and total assets of $4,465,801 versus cash or cash equivalents of $2,027,031, current assets of $2,530,792 and total assets of $4,168,659 in 2004.

As of March 31, 2005, the Company had current liabilities totaling $869,737 versus $601,648 for the same quarter in 2004. Long-term notes, including interest accrued increased from $6,476,539 in March 2004 to $9,602,144 in March 2005 through the funding of additional five year notes. The Company's management has contributed an additional 1,650,000 shares of common stock to the Company's stock treasury to facilitate this debt offering. Accrued interest on the five year notes increased from $811,519 as of March 31, 2004 to $1,727,754 as of March 31, 2005. The five-year note obligations as of March 31, 2005 were offset by a discount recorded of $5,764,972 resulting from the issuance of stock in connection with the funding of five-year notes. This discount, which includes the discount recorded from the $2.7M debt offering, is being amortized over the term of the five year notes.

The Company continues to operate at a deficit and as of March 31, 2005, had an accumulated deficit of $26,706,578. Shareholder's deficit as of March 31, 2005, was $6,006,080. For the three months ending March 31, 2005, the Company had negative cash flows from operating activities of $967,356 net of non-cash amortization of debt premium of $309,189, non-cash loan fee amortization of $53,281. This negative cash flow includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses.

Investing activities during the three months ending March 31, 2005 was comprised of purchases of property and equipment of $37,887. At present the company has not material commitment to acquire capital equipment of property.

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

ADDITIONAL RISK FACTORS

In addition to the other information contained herein, and the information contained in the Company's annual report on Form 10-KSB, as amended, the following factors should be considered carefully in evaluating the Company and its business.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, has involved claims for damages that would be material to our financial condition. In our most recent Form 10-KSB, as amended, as filed with the SEC on April 3, 2006, we previously reported no outstanding legal proceedings, and no material changes occurred during the fiscal period that is the subject of this report on Form 10-QSB/A.

ITEM 2.  Changes in Securities

In January 2005, certain Company executives contributed 1,650,000 million shares of the Company restricted common stock to the Company to enable the Company to enter into a $3.7M private placement debt offering. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

In January 2005, the Company issued 375,000 shares of restricted common stock in connection with five-year investor loans of $125,000 received by the Company. These shares were issued in connection with a $3.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

In February 2005, the Company issued 562,500 shares of restricted common stock in connection with five-year investor loans of $187,500 received by the Company. These shares were issued in connection with a $3.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

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

In March 2005, the Company issued 187,500 shares of restricted common stock in connection with five-year investor loans of $62,500 received by the Company. These shares were issued in connection with a $3.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

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

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit
                  31.1 Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer pursuant to
                       18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of the Chief Financial Officer pursuant to
                       18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JAVO BEVERAGE COMPANY, INC.

Date: April 6, 2006                          /s/ Cody C. Ashwell
                                             ---------------------------
                                             Cody C. Ashwell
                                             Chairman and Chief
                                             Executive Officer

Date: April 6, 2006                          /s/ RICHARD A. GARTRELL
                                             ---------------------------
                                             Richard A. Gartrell
                                             Chief Financial Officer