Form 10QSB/A
period 2005-06-30
JAVO BEVERAGE CO INC
filed 2006-04-10
CIK 1092302

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

         For the transition period from April 1, 2005 to June 30, 2005

                           Commission File No. 0-26897

                           JAVO BEVERAGE COMPANY, INC.

         Delaware                                            48-1359136
-------------------------------                      --------------------------
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

                                    JAVO BEVERAGE COMPANY, INC.

                                                                                       Page Number
                                                                                       -----------
PART I       Financial Information

             ITEM 1   Restated Condensed Financial Statements

                      Restated Condensed Balance Sheet                                      3

                      Restated Condensed Statements of Operations                           4

                      Restated Condensed Statements of Cash Flows                           5

                      Notes to Restated Condensed Financial Statements                      6

                      Restatement Changes Tables                                            9

             ITEM 2   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                   13

             ITEM 3   Controls and Procedures                                               15

PART II      Other Information                                                              16

SIGNATURE PAGE                                                                              18




                                 Javo Beverage Company, Inc.
                             Restated Condensed Balance Sheet as of
                                         (Unaudited)


                                                                                   June 30,
ASSETS                                                                               2005

Current Assets
     Cash                                                                       $  1,314,837
     Accounts receivable, net of allowance for doubtful accounts of $40,653          877,931
     Inventory, net of reserve for obsolescence of $38,256                           719,355
     Prepaid Expenses                                                              1,108,544
     Employee Advances                                                                15,623
                                                                                ------------
        Total current assets                                                       4,036,290

     Property and equipment, net                                                     927,758

Other Assets
     Deposits                                                                         20,242
     Intangibles - net of accumulated amortization of $469,172                       638,127
                                                                                ------------
        Total other assets                                                           658,369
                                                                                ------------

Total Assets                                                                    $  5,622,417
                                                                                ============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable & accrued expense                                         $  1,835,540
     Accrued payroll and related benefits                                             41,550
     Current portion of long-term debt                                                 2,316
                                                                                ------------
        Total current liabilities                                                  1,879,406

Long-term debt, net of current portion                                            14,189,362
Unamortized discount on long-term debt                                            (5,734,936)
                                                                                ------------
     Net long-term debt                                                            8,454,426

Accrued long-term interest payable                                                 2,019,952

Commitments and contingencies                                                             --
                                                                                ------------
   Total liabilities                                                              12,353,784
                                                                                ------------

Stockholder's deficit
     Common stock, $0.001 par value; 150,000,000 shares authorized,                  147,789
        147,788,677 outstanding as of 6-30-05
     Additional paid-in capital                                                   21,052,230
     Accumulated deficit                                                         (27,931,386)
                                                                                ------------
   Total stockholder's deficit                                                    (6,731,367)
                                                                                ------------

                                                                                ------------
Total liabilities and stockholders' deficit                                     $  5,622,417
                                                                                ============


                     The accompanying notes are an integral part of these
                                     financial statements




                                         Javo Beverage Company, Inc.
                               Restated Condensed Statements of Operations
                                                 (Unaudited)


                                            Three Months Ended                     Six Months Ended
                                                 June 30,                              June 30,
                                         2005               2004               2005               2004
                                     -------------      -------------      -------------      -------------

Net sales                            $   1,059,241      $     454,564      $   2,062,354      $     673,892

Cost of sales                             (681,041)          (297,745)        (1,361,286)          (455,706)
                                     -------------      -------------      -------------      -------------

   Gross profit                            378,200            156,819            701,068            218,186

Operating expenses:
   Research and development                (21,912)          (126,601)           (53,394)          (252,569)
   Selling and marketing                  (261,467)          (255,096)          (496,976)          (514,375)
   General and administrative             (642,860)          (549,443)        (1,241,634)        (1,107,667)
                                     --------------      -------------      -------------      -------------

   Total operating expenses               (926,239)          (931,140)        (1,792,004)        (1,874,611)
                                     --------------      -------------      -------------      -------------

   Loss from operations                   (548,039)          (774,321)        (1,090,936)        (1,656,425)
                                     --------------      -------------      -------------      -------------

Other expenses:
   Interest income                           3,614              3,689              9,265              9,392
   Interest expense                       (680,383)          (463,611)        (1,313,530)          (890,602)
   Other expense, net                           --                178               (919)               884
                                     -------------      -------------      -------------      -------------

   Total other expenses                   (676,769)          (459,744)        (1,305,184)          (880,326)
                                     -------------      -------------      -------------      -------------

   Net loss                          ($  1,224,808)     ($  1,234,065)     ($  2,396,120)     ($  2,536,751)
                                     ==============      =============      =============      =============

Basic and diluted loss per share     ($      0.008)     ($      0.009)     ($      0.016)     ($      0.018)
                                     ==============      =============      =============      =============

Basic and diluted weighted average
   common shares                       149,482,910        142,303,694        149,570,858        141,700,374
                                     ==============      =============      =============      =============


                            The accompanying notes are an integral part of these
                                            financial statements




                                        Javo Beverage Company, Inc.
                                Restated Condensed Statements of Cash Flow
                                                (Unaudited)


                                                                                   Six Months ended
                                                                                        June 30,
                                                                                 2005             2004
                                                                              -----------      -----------

Cash flows from operating activities:
   Net loss                                                                   ($2,396,120)     ($2,536,751)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                877,100          628,443
       Issuance of common stock for services and in payment of loan costs          90,000          166,800
       Issuance of common stock for exercise of warrants for service                   --           67,517
       Issuance of warrants for services                                           26,480            9,759

   Changes in operating assets and liabilities:
     Trade receivables                                                           (562,428)        (198,234)
     Inventories                                                                 (431,400)        (115,228)
     Prepaid expenses and deposits                                               (919,495)          83,243
     Other current assets                                                          (1,450)              --
     Accounts payable and accrued expense                                       1,115,457          215,415
     Accrued payroll and related benefits                                          15,018           14,008
     Accrued interest-five year loans                                             562,668          379,389
                                                                              ------------      -----------
   Net cash used in operating activities                                       (1,624,170)      (1,285,639)
                                                                              ------------      -----------

Cash flows from investing activities:
     Purchases of property and equipment                                          (94,040)        (475,822)
                                                                              ------------      -----------
   Net cash used in investing activities                                          (94,040)        (475,822)

Cash flows from financing activities:

     Five year loans payable                                                      925,000               --
       Loan fee                                                                   (68,750)              --
       Payment received on stock subscription                                          --          315,000
     Cash from exercise of warrants                                                84,625               --
                                                                              -----------      -----------
     Net cash provided by financing activities                                    940,875          315,000
                                                                              -----------      -----------

     Net increase (decrease) in cash                                             (777,335)      (1,446,461)
     Cash at beginning of period                                                2,092,172        2,687,708
                                                                              -----------      -----------

     Cash at end of period                                                    $ 1,314,837      $ 1,241,247
                                                                              ===========      ===========


                             The accompanying notes are an integral part of these
                                             financial statements


                                                     5

                           JAVO BEVERAGE COMPANY, INC.
                NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying restated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2005 and the results of operations and of cash flows for the six month period ending June 30, 2005 and 2004. The accompanying condensed financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 and 2005 included in the Company's Form 10-QSB for the 2nd Quarter 2005 as filed with the U.S. Securities and Exchange Commission. Subsequent to filing the 10QSB for 2nd Quarter 2005 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expense and to increase the future interest expense for the Company's debt offerings.

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

In second quarter 2005, the Company issued 1,650,000 shares of the Company restricted common stock to investors in connection with its $3.7M private debt offering. The Company recorded a debt discount of $303,897 in connection with the issuance.

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

                           JAVO BEVERAGE COMPANY, INC.
                NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

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

NOTE 3 - INVENTORY

At June 30, 2005, the Company's inventory was comprised of the following:

                                               June 30, 2005
                                               -------------

                  Raw Materials                $     263,866
                  Work In Progress                   205,919
                  Finished Goods                     287,826
                  Inventory Reserve                  (38,256)
                                               -------------
                                               $     719,355
                                               =============

                           JAVO BEVERAGE COMPANY, INC.
                NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. The Company's future annual minimum lease payments as of December 31, 2004 are as follows:

                   Year Ending
                          2005           $   259,632
                          2006               267,420
                          2007               275,445
                          2008               283,704
                          2009               267,320
                                         -----------
                                         $ 1,353,521
                                         ===========

The Company entered into a long-term supply agreement with a large group purchasing organization to become the mandated supplier of liquid coffee to their client: a leading North American provider of contract foodservice and hospitality services. The group purchasing organization currently buys a significant volume of liquid coffee from Javo's competitors. The conversion to Javo coffees should result in a substantial increase in sales and new distribution across the United States. The agreement requires the group purchasing organization, on behalf of itself, its Distributors and Committed Customers to immediately authorize, initiate, and facilitate a system-wide rollout of Javo's products as its mandated liquid coffee program and use its best efforts to facilitate the completion of such rollout. In exchange, the Company has agreed to pay a conversion fee, provided the group purchasing organization uses its best efforts to facilitate the rollout of the Javo coffee products to its Distributors and Committed Customers, the conversion fee payments are scheduled to be paid $400,000 in September 2005, $250,000 in January 2006 and a final payment of $250,000 in April 2006.

In the quarter ending June 30, 2005, Javo Beverage Company, Inc. established a policy to accrue an estimated liability for goods destroyed or damaged in shipments to its customers.

NOTE 5 - LONG-TERM DEBT

The Company's long-term debt matures are shown in the table below. These promissory notes are unsecured and have no conversion rights to Company stock.

                     Quarter ended June 30, 2005
                     Current Portion of Long-Term Debt       $      2,316
                                   2006                             4,697
                                   2007                         5,004,787
                                   2008                         6,004,878
                                   2009                         2,250,000
                                   2010                           925,000
                                                             ------------
                                                             $ 14,191,678
                                                             ============

10QSB Restatement Table - 2nd Quarter 2005

Restatement Changes to the 2nd Quarter 2004 Financial Statements

The accompanying financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 and 2005 included in the Company's Form 10-QSB for the 2nd Quarter 2005 as filed with the U.S. Securities and Exchange Commission.

Subsequent to filing the 10QSB for 2nd Quarter 2005 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expense and to increase the future interest expense for the Company's debt offerings. Following is a table showing the changes from prior filings:

---------------------------------------------------------- ---------- ---------------- -------------- -----------------
                                                                         Amounts As                        Restated
                                                                        Filed in the                       Amounts
                                                                        Original 2nd                     Reported in
                                                             Notes      Quarter 2005                     this Amended
Restated 2004 Balance Sheet as of June 30, 2004 changes:     Below         10QSB         Net Change         10QSB
---------------------------------------------------------- ---------- ---------------- -------------- -----------------
Discount on long-term debt                                   A, C          (3,766,729)    (1,344,199)       (5,110,928)
Accrued long-term interest payable                             B            1,558,029       (550,855)        1,007,174
Net long-term debt                                             G            7,233,271     (1,344,199)        5,889,072
Total liabilities                                              G            9,429,612     (1,895,054)        7,534,558
Additional paid-in capital                                     C           19,910,427       (802,901)       19,107,526
Accumulated Deficit                                            D          (25,915,434)     2,697,955       (23,217,480)
Total stockholder's deficit                                    G           (5,862,505)     1,895,053        (3,967,452)

----------------------------------------------------------
Restated 2004 Income Statement for the six months ending
as of June 30, 2004 changes:
----------------------------------------------------------
Interest Expense                                             A,B,G         (1,154,150)       263,548          (890,602)
Total other expenses                                           G           (1,143,874)       263,548          (880,326)
Net Loss                                                     A,B,G         (2,800,299)       263,548        (2,536,751)

----------------------------------------------------------
Restated 2004 Cash Flow Statement for the six months ending
as of June 30, 2004 changes:
----------------------------------------------------------

Net Loss                                                     A,B,G         (2,800,299)       263,548        (2,536,751)
Depreciation and Amortization                                  E              721,380        (92,937)          628,443
Issuance of common stock for exercise of warrants              H                    -         67,517            67,517
Issuance of warrants for services                              H               77,276        (67,517)            9,759
Accrued interest - five year loans                             B              550,000       (170,611)          379,389
Net cash used in operating activities                        A,B,G         (1,285,639)             -        (1,285,639)

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

B) Accrued Long-term Interest Payable and Interest Expense: This difference is the result of a correction in accounting for interest on the Company's five-year promissory notes from accruing interest for financial statement on a simple interest basis per the terms of the promissory notes to accruing interest based on an effective compound interest rate over the five-year term of the promissory notes. The net result of this correction in accounting error is to reduce the interest accrued in 2002, 2003, and 1st & 2nd Quarter 2004. This change will increase the interest expense and accrued interest in future periods to reflect a compounded interest accrual for the simple interest notes. Accrued interest when added to the non-cash debt discount recorded by the company will result in an effective interest rate of approximately 25% per annum over the five-year term of the promissory notes.

C) Additional Paid in Capital: This difference is the result of a correction in the accounting for the value of the stock issued in connection with the Company's debt offerings in 2002 and 2003. The net result of the correction of an accounting error is to decrease the stock value recorded as additional paid in capital in connection with the Company's debt offerings in 2002 and 2003.

D) Accumulated Deficit: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002 and 2003 and the change in accrual of interest on its simple interest promissory notes. The net result of this correction in accounting error is to reduce the amount of non-cash expense recorded for stock issuance in connection with the Company's debt offerings and reduce the amount of interest expense recorded in 2002, 2003, and 1st & 2nd quarter 2004.

E) Depreciation and Amortization: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002 and 2003. The net result of this correction in accounting error was to increase the amount of non-cash expense amortized as interest expense in the current period.

F) Loan fee: This difference is the result of a correction of accounting for the amortization of the non-cash discount discussed in A) above. The corrected amount of non-cash discount was reclassified from financing activities to operating activities in the cash flow statement.

G) Subtotals and Totals: This change is a subtotal reflecting the changes discussed in notes in A, B, C, D, E, F, & G above.

H) Issuance of common stock for exercise of warrants for services and Issuance of warrants for services: This change is a reclassification of amounts to more clearly reflect the description of the issuances.

Restatement Changes to the 2nd Quarter 2005 Financial Statements:

The accompanying financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 and 2005 included in the Company's Form 10-QSB for the 2nd Quarter 2005 as filed with the U.S. Securities and Exchange Commission.

Subsequent to filing the 10QSB for 2nd Quarter 2005 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expense and to increase the future interest expense for the Company's debt offerings. Following is a table showing the changes from prior filings:

---------------------------------------------------------- ---------- ---------------- -------------- -------------------
                                                                        Amounts As
                                                                       Filed in the                      Restated 2005
                                                                       Original 2nd                     Amounts in This
                                                             Notes     Quarter 2005                    Amended 10QSB for
Restated 2005 Balance Sheet as of June 30, 2005 Changes:     Below         10QSB         Net Change          2005
---------------------------------------------------------- ---------- ---------------- -------------- -------------------
Discount on long-term debt                                   A, C          (4,072,842)    (1,662,094)      (5,734,936)
Accrued long-term interest payable                             B            2,816,754       (796,802)       2,019,952
Net long-term debt                                             G           10,116,520     (1,662,094)       8,454,426
Total liabilities                                              G           14,812,680     (2,458,896)      12,353,784
Additional paid-in capital                                     C           22,523,768     (1,471,538)      21,052,230
Accumulated Deficit                                            D          (31,861,819)     3,930,433      (27,931,386)
Total stockholder's deficit                                    G           (9,190,262)     2,458,896       (6,731,367)

----------------------------------------------------------
Restated 2005 Income Statement for the six months ending
as of June 30, 2005 Changes:
----------------------------------------------------------
Interest Expense                                             A,B,G         (1,700,226)       386,696       (1,313,530)
Total other expenses                                           G           (1,691,880)       386,696       (1,305,184)
Net Loss                                                     A,B,G         (2,782,816)       386,696       (2,396,120)

----------------------------------------------------------
Restated 2005 Cash Flow Statement for the six months ending
as of June 30, 2005 Changes:
----------------------------------------------------------

Net Loss                                                     A,B,G         (2,782,816)       386,696       (2,396,120)
Depreciation and Amortization                                  E              887,065          9,965          877,100
Issuance of common stock for services                        A,B,G            795,750       (705,750)          90,000
Accrued interest - five year loans                             B              677,649       (114,981)         562,668
Net cash used in operating activities                        A,B,G         (1,180,170)      (444,000)      (1,624,170)
Loan cost                                                      F             (512,750)       444,000          (68,750)
Net cash provided by financing activities                     F,G             496,875        444,000          940,875

Notes:
A) Discount on Long-Term Debt: This difference is a result of a correction in the accounting for the value of the stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 & 2005. The net result of correction in accounting error is to increase the amount of discount capitalized and amortized as additional interest over the five year term of the various promissory notes. This change when combined with the change in accrued interest discussed in B) below increases the effective interest rate recorded for the five year promissory notes from 20% to 25% per annum.

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

C) Additional Paid in Capital: This difference is the result of a correction in accounting for the value of the stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 & 2005. The net result of the correction of an accounting error is to decrease the stock value recorded as additional paid in capital in connection with the Company's debt offerings in 2002, 2003, 2004, and 2005.

D) Accumulated Deficit: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002 and 2003 and the change in accrual of interest on its simple interest promissory notes. The net result of this correction in accounting error is to reduce the amount of non-cash expense recorded for stock issuance in connection with the Company's debt offerings and reduce the amount of interest expense recorded in 2002, 2003, and the 1st & 2nd quarters of 2005.

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

RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-QSB/A that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

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

Operating expenses decreased from $931,140 to $926,239, representing a decrease of $4,901. The decrease is composed of: a decrease in Research & Development of $104,689, offset by an increase in Sales & Marketing of $6,371, and General & Administrative of $93,417. Operating costs continue inline with the Company's expectations and should decline as a percentage of gross revenue through the remainder of the year.

Other expenses increased by $217,025 from $459,744 to $676,769 during the three months ending June 30, 2005 over the same quarter in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $216,772.

For the current quarter, the Company had a loss of $1,224,808 or ($0.008) per 149,482,910 weighted average number of shares outstanding, as compared to a loss of $1,234,065 or ($0.009) per share, based on 142,303,694 weighted average number of shares outstanding, in the same quarter of the previous year.

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

Other expenses increased by $424,858 from $880,326 to $1,305,184 during the six months ending June 30, 2005 over the same six months in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $422,928.

For the first six months, the Company had a loss of $2,396,120 or ($0.016) per 149,570,858 weighted average number of shares outstanding, as compared to a loss of $2,536,751 or ($0.018) per share, based on 141,700,374 weighted average number of shares outstanding, in the same six months of the previous year. The decrease in loss was primarily due the change in accounting of net non-cash expense recorded for interest and debt amortization.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had cash or cash equivalents of $1,314,837, current assets of $4,036,290 and total assets of $5,622,417 versus cash or cash equivalents of $1,241,247, current assets of $1,949,315 and total assets of $3,567,107 in 2004.

As of June 30, 2005, the Company had current liabilities totaling $1,879,406 versus $638,312 at June 30, in 2004. Long-term notes, including interest accrued increased from $6,896,246 in June 2004 to $10,474,378 in June 2005 through the funding of additional five year notes. The Company's management has contributed an additional 5,550,000 shares of common stock to the Company's stock treasury to facilitate this debt offering. Accrued interest on the five year notes increased from $1,007,174 as of June 30, 2004 to $2,019,952 as of June 30, 2005.
The five-year note obligations as of June 30, 2005 were offset by a discount recorded of $5,734,936 resulting from the issuance of stock in connection with the funding of five-year notes. This discount, which includes the discount recorded from the additional $1M debt offering, is being amortized over the term of the five year notes.

The Company continues to operate at a deficit and as of June 30, 2005, had an accumulated deficit of $27,981,386. Shareholder's deficit as of June 30, 2005, was $6,701,367. For the six months ending June 30, 2005, the Company had negative cash flows from operating activities of $1,624,170 net of non-cash amortization of debt discount of $661,770, non-cash loan fee amortization of $107,392 and non-cash expense for issuance of common stock in connection with debt. This negative cash flow includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses. The Company anticipates growth in gross revenues the remainder of the year which will significantly decrease the negative cash flow over the coming quarters.

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

                                            JAVO BEVERAGE COMPANY, INC.

Date:    April 6, 2006                      /s/ Cody C. Ashwell
      -------------------                   -----------------------------
                                            Cody C. Ashwell
                                            Chairman and Chief
                                            Executive Officer


Date:    April 6, 2006                      /s/ RICHARD A. GARTRELL
      -------------------                   -----------------------------
                                            Richard A. Gartrell
                                            Chief Financial Officer