Form 10QSB/A
period 2005-09-30
JAVO BEVERAGE CO INC
filed 2006-04-10
CIK 1092302

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

                                   JAVO BEVERAGE COMPANY, INC.

                                                                                      Page Number
                                                                                      -----------
PART I      Financial Information

            ITEM 1   Restated Condensed Financial Statements

                     Restated Condensed Balance Sheet                                      3

                     Restated Condensed Statements of Operations                           4

                     Restated Condensed Statements of Cash Flows                           5

                     Notes to Restated Condensed Financial Statements                      6

                     Restatement Change Table                                              9

            ITEM 2   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   13

            ITEM 3   Controls and Procedures                                               15

PART II     Other Information                                                              16

SIGNATURE PAGE                                                                             19




                                    Javo Beverage Company, Inc.
                               Restated Condensed Balance Sheet as of
                                            (Unaudited)


                                                                                    September 30,
ASSETS                                                                                  2005

Current assets
     Cash                                                                           $    757,385
     Accounts receivable, net of allowance for doubtful accounts of $50,658            1,985,562
     Inventory, net of reserve for obsolescence of $38,256                               970,292
     Prepaid expenses                                                                  1,014,634
     Employee advances                                                                    16,777
                                                                                    ------------
        Total current assets                                                           4,744,650

     Property and equipment, net                                                         932,884

Other assets
     Deposits                                                                             20,242
     Intangibles - net of accumulated amortization of $525,833                           607,717
                                                                                    ------------
        Total other assets                                                               627,959
                                                                                    ------------

Total assets                                                                        $  6,305,493
                                                                                    ============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable and accrued expense                                           $  2,084,691
     Accrued payroll and related benefits                                                 40,736
     Current portion of long-term debt                                                    21,504
                                                                                    ------------
        Total current liabilities                                                      2,146,931

Long-term debt, net of current portion                                                14,742,137
Unamortized discount on long-term debt                                                (5,630,388)
                                                                                    ------------
     Net long-term debt                                                                9,111,749

Accrued long-term interest payable                                                     2,342,622

Commitments and contingencies                                                                 --
                                                                                    ------------
   Total liabilities                                                                  13,601,302
                                                                                    ------------

Stockholder's deficit
     Common stock, $0.001 par value; 150,000,000 shares authorized,                      149,467
        149,467,427 outstanding as of 9-30-05
     Additional paid-in capital                                                       21,330,746
     Accumulated deficit                                                             (28,776,022)
                                                                                    ------------
   Total stockholder's deficit                                                        (7,295,809)
                                                                                    ------------

                                                                                    ------------
Total liabilities and stockholders' deficit                                         $  6,305,493
                                                                                    ============


                       The accompanying notes are an integral part of these
                                       financial statements




                                         Javo Beverage Company, Inc.
                                 Restated Condensed Statements of Operations
                                                 (Unaudited)


                                            Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                          2005              2004                2005               2004
                                      -------------      -------------       -------------      -------------

Net sales                            $   2,687,788      $     769,692      $   4,750,143      $   1,443,585

Cost of sales                           (1,825,689)          (499,783)         (3,186,974)          (955,488)
                                      -------------      -------------       -------------      -------------

   Gross profit                            862,099            269,909           1,563,169            488,097

Operating expenses:
   Research and development                (20,674)           (69,394)            (74,068)          (321,963)
   Selling and marketing                  (290,220)          (231,636)           (787,196)          (746,011)
   General and administrative             (653,349)          (552,772)         (1,894,982)        (1,660,439)
                                      -------------      -------------       -------------      -------------

   Total operating expenses               (964,243)          (853,802)         (2,756,246)        (2,728,413)
                                      -------------      -------------       -------------      -------------

   Loss from operations                   (102,144)          (583,893)         (1,193,077)        (2,240,316)
                                      -------------      -------------       -------------      -------------

Other expenses:
   Interest income                           5,405              1,884              14,669             11,277
   Interest expense                       (747,897)          (490,881)         (2,061,428)        (1,381,484)

   Other expense, net                           --                 --                (919)               884
                                     -------------      -------------       -------------      -------------

   Total other expenses                   (742,492)          (488,997)         (2,047,678)        (1,369,323)
                                     -------------      -------------       -------------      -------------

   Net loss                          $    (844,636)     $  (1,072,890)      $  (3,240,755)     $  (3,609,639)
                                     ==============      =============       =============      =============

Basic and diluted loss per share     ($      0.006)     ($      0.008)      ($      0.022)     ($      0.025)
                                     ==============      =============       =============      =============

Basic and diluted weighted average
   common shares                       149,174,139        142,501,498         149,437,165        141,969,364
                                     ==============      =============       =============      =============


                             The accompanying notes are an integral part of these
                                             financial statements



                                      Javo Beverage Company, Inc.
                              Restated Condensed Statements of Cash Flow
                                              (Unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              2005             2004
                                                                          -----------      -----------

Cash flows from operating activities:
   Net loss                                                               ($3,240,755)     ($3,609,639)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                          1,369,177          980,602
       Issuance of common stock for services and payment of loan fee           98,688          166,800
       Issuance of common stock for exercise of warrants for services              --           67,517
       Issuance of warrants for services                                       34,573           12,175

   Changes in operating assets and liabilities:
     Trade receivables                                                     (1,670,059)        (496,959)
     Inventories                                                             (682,337)        (177,638)
     Prepaid expenses and deposits                                           (825,585)          82,012
     Other current assets                                                      (2,604)          (1,650)
     Accounts payable and accrued expense                                   1,411,572          286,014
     Accrued payroll and related benefits                                      14,202           20,100
     Accrued interest-five year loans                                         885,339          587,741
                                                                          -----------      -----------
   Net cash used in operating activities                                   (2,607,789)      (2,082,925)
                                                                          -----------      -----------

Cash flows from investing activities:
       Purchases of property and equipment                                   (166,623)        (491,706)
                                                                          ------------      -----------
   Net cash used in investing activities                                     (166,623)        (491,706)

Cash flows from financing activities:
     Five year loans payable                                                1,450,000               --
       Loan fee                                                               (95,000)              --
       Payment received on stock subscription                                      --          315,000
     Cash from exercise of warrants                                            84,625               --
                                                                          -----------      -----------
     Net cash provided by financing activities                              1,439,625          315,000
                                                                          -----------      -----------

     Net increase (decrease) in cash                                       (1,334,787)      (2,259,631)
     Cash at beginning of period                                            2,092,172        2,687,708
                                                                          -----------      -----------

     Cash at end of period                                                $   757,385      $   428,077
                                                                          ===========      ===========


                          The accompanying notes are an integral part of these
                                          financial statements


                                                   5

                           JAVO BEVERAGE COMPANY, INC.
                NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying restated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2005 and the results of operations and of cash flows for the nine month period ending September 30, 2005 and 2004. The accompanying condensed financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 and 2005 included in the Company's Form 10-QSB for the 3rd Quarter 2005 as filed with the U.S. Securities and Exchange Commission. Subsequent to filing the 10QSB for 3rd Quarter 2005 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expense and to increase the future interest expense for the Company's debt offerings.

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

In second quarter 2005, the Company issued 1,650,000 shares of the Company restricted common stock to investors in connection with its $3.7M private debt offering. The Company recorded a debt discount of $303,898 in connection with the issuance.

In June 2005, the Company issued 360,000 shares of the Company restricted common stock for payment of $125,000 liability in connection with its private debt offering.

In third quarter 2005, the Company issued 1,575,000 shares of the Company restricted common stock to investors in connection with its $3.7M private debt offering. The Company recorded a debt discount of $274,664 in connection with the issuance.

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

In June 2005, certain Company executives contributed 3,900,000 million shares of the Company restricted common stock to the Company to enable the Company to enter into an additional $3.7M private placement debt offering. The Company recorded no income or expense related to the return of the stock.

                           JAVO BEVERAGE COMPANY, INC.
                NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)

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

NOTE 3 - INVENTORY

At September 30, 2005, the Company's inventory was comprised of the following:

                                     September 30, 2005
                                     ------------------
                  Raw Materials      $         454,875
                  Work In Progress             218,293
                  Finished Goods               335,380
                  Inventory Reserve            (38,256)
                                     ------------------
                                     $         970,292
                                     ==================

                           JAVO BEVERAGE COMPANY, INC.
                NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)

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

                  Quarter ended September 30, 2005
                  Current Portion of Long-Term Debt          $     21,504
                                   2006                            31,124
                                   2007                         5,011,013
                                   2008                         6,000,000
                                   2009                         2,250,000
                                   2010                         1,450,000
                                                             ------------
                                                             $ 14,763,641
                                                             ============

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

10QSB RESTATEMENT TABLE - 3RD QUARTER 2005

RESTATEMENT CHANGES:

The accompanying financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 and 2005 included in the Company's Form 10-QSB for the 3rd Quarter 2005 as filed with the U.S. Securities and Exchange Commission.

Subsequent to filing the 10QSB for 3rd Quarter 2005 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expense and to increase the future interest expense for the Company's debt offerings. Following is a table showing the changes from prior filings:

----------------------------------------------------------- ---------- ----------------- -------------- -----------------
                                                                          AMOUNTS AS
                                                                          ORIGINALLY                      RESTATED 2004
RESTATED 2004 BALANCE SHEET AS OF SEPTEMBER 30, 2004          NOTES       REPORTED IN                    AMOUNTS IN THIS
CHANGES:                                                      BELOW       2005 10QSB       NET CHANGE     AMENDED 10QSB
----------------------------------------------------------- ---------- ----------------- -------------- -----------------
Discount on long-term debt                                    A, C           (3,502,729)    (1,369,573)       (4,872,302)
Accrued long-term interest payable                              B             1,833,029       (617,504)        1,215,525
Net long-term debt                                              G             7,497,271     (1,369,573)        6,127,698
Total liabilities                                               G            10,045,305     (1,987,077)        8,058,228
Additional paid-in capital                                      C            19,912,842       (802,900)       19,109,942
Accumulated Deficit                                             D           (27,080,345)     2,789,977       (24,290,368)
Total stockholder's deficit                                     G            (7,025,001)     1,987,077        (5,037,924)

-----------------------------------------------------------
RESTATED 2004 INCOME STATEMENT FOR THE NINE MONTHS ENDING
AS OF SEPTEMBER 30, 2004 CHANGES:
-----------------------------------------------------------
Interest Expense                                              A,B,G          (1,737,053)       355,569        (1,381,484)
Total other expenses                                            G            (1,724,892)       355,569        (1,369,323)
Net Loss                                                      A,B,G          (3,965,208)       355,569        (3,609,639)

-----------------------------------------------------------
RESTATED 2004 CASH FLOW STATEMENT FOR THE NINE MONTHS
ENDING AS OF SEPTEMBER 30, 2004 CHANGES:
-----------------------------------------------------------
Net Loss                                                      A,B,G          (3,965,208)       355,569        (3,609,639)
Depreciation and Amortization                                   E               186,993        673,690           860,683
Issuance of common stock for services                           H                69,838         96,962           166,800
Issuance of common stock for exercise of warrants               H                 -             67,517            67,517
Accrued interest - five year loans                              B               825,000       (237,259)          587,741
Net cash used in operating activities                         A,B,G          (3,159,323)     1,076,398        (2,082,925)
Loan cost                                                       F               792,000       (792,000)                -
Stock issued related to five year loan                          A               164,479       (164,479)                -
Loan fee and discount - net of amortization                    A,F              119,919       (119,919)                -
Net cash provided by financing activities                      F,G            1,391,398     (1,076,398)          315,000

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

B) Accrued Long-term Interest Payable and Interest Expense: This difference is the result of a correction in accounting for interest on the Company's five-year promissory notes from accruing interest for financial statement on a simple interest basis per the terms of the promissory notes to accruing interest based on an effective compound interest rate over the five-year term of the promissory notes. The net result of this correction in accounting error is to reduce the interest accrued in 2002, 2003 and 1st, 2nd, & 3rd Quarter 2004. This change will increase the interest expense and accrued interest in future periods to reflect a compounded interest accrual for the simple interest notes. Accrued interest when added to the non-cash debt discount recorded by the company will result in an effective interest rate of approximately 25% per annum over the five-year term of the promissory notes.

C) Additional Paid in Capital: This difference is the result of a correction in the accounting for the value of the stock issued in connection with the Company's debt offerings in 2002 and 2003. The net result of the correction of an accounting error is to decrease the stock value recorded as additional paid in capital in connection with the Company's debt offerings in 2002 and 2003.

D) Accumulated Deficit: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002 and 2003 and the change in accrual of interest on its simple interest promissory notes. The net result of this correction in accounting error is to reduce the amount of non-cash expense recorded for stock issuance in connection with the Company's debt offerings and reduce the amount of interest expense recorded in 2002, 2003, and 1st, 2nd, & 3rd Quarter 2004.

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

H) Issuance of common stock for exercise of warrants for services and Issuance of warrants: This correction is a reclassification of amounts to more clearly reflect the description of the issuances.

10QSB RESTATEMENT TABLE - 3RD QUARTER 2005

RESTATEMENT CHANGES:

The accompanying financial statements have been restated to reflect a change in accounting for the non-cash value of common stock issued in connection with the Company's debt offerings in 2002, 2003, 2004 and 2005 included in the Company's Form 10-QSB for the 3rd Quarter 2005 as filed with the U.S. Securities and Exchange Commission.

Subsequent to filing the 10QSB for 3rd Quarter 2005 it was determined that a more appropriate accounting treatment of the debt and equity transactions is to use the comparative value method to calculate the discounted fair market value of the debt and amortize the discount over the loan's maturity. The net affect of this correction in accounting error is to decrease the current non-cash expense and to increase the future interest expense for the Company's debt offerings. Following is a table showing the changes from prior filings:

----------------------------------------------------------- -------- ----------------- -------------- -----------------
                                                                        AOUNTS AS
                                                                        ORIGINALLY                     RESTATED 2005
RESTATED 2005 BALANCE SHEET AS OF SEPTEMBER 30, 2005        NOTES      REPORTED IN                    AMOUNTS IN THIS
CHANGES:                                                     BELOW      2005 10QSB      NET CHANGE     AMENDED 10QSB
----------------------------------------------------------- -------- ----------------- -------------- -----------------
Discount on long-term debt                                   A, C          (5,919,407)       289,019        (5,630,388)
Accrued long-term interest payable                             B            3,184,046       (841,424)        2,342,622
Net long-term debt                                             F            8,822,730        289,019         9,111,749
Total liabilities                                              F           14,153,707       (552,405)       13,601,302
Additional paid-in capital                                     C           22,886,120     (1,555,374)       21,330,746
Accumulated Deficit                                            D          (30,883,801)     2,107,779       (28,776,022)
Total stockholder's deficit                                    F           (7,848,214)       552,405        (7,295,809)

-----------------------------------------------------------
RESTATED 2005 INCOME STATEMENT FOR THE NINE MONTHS ENDING
AS OF SEPTEMBER 30, 2005 CHANGES:
-----------------------------------------------------------
Interest Expense                                             A,B,F         (2,614,595)       553,167        (2,061,428)
Total other expenses                                           F           (2,600,845)       553,167        (2,047,678)
Net Loss                                                     A,B,F         (3,793,922)       553,167        (3,240,755)

-----------------------------------------------------------
RESTATED 2005 CASH FLOW STATEMENT FOR THE NINE MONTHS
ENDING AS OF SEPTEMBER 30, 2005 CHANGES:
-----------------------------------------------------------

Net Loss                                                     A,B,F         (3,793,922)       553,167        (3,240,755)
Depreciation and Amortization                                  E            1,640,492       (271,315)        1,369,177
Issuance of common stock for services and payment of loan
fee                                                          A,B,F            220,938       (122,250)           98,688
Accrued interest - five year loans                             B            1,044,941       (159,602)          885,339
Net cash used in operating activities                        A,B,F         (2,607,789)             -        (2,607,789)

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

D) Accumulated Deficit: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002, 2003, 2004, and 2005 and the change in accrual of interest on its simple interest promissory notes. The net result of this correction in accounting error is to reduce the amount of non-cash expense recorded for stock issuance in connection with the Company's debt offerings and reduce the amount of interest expense recorded in 2002, 2003, 2004, and 1st, 2nd and 3rd quarters of 2005.

E) Depreciation and Amortization: This difference is the result of a correction in accounting for the value of stock issued in connection with the Company's debt offerings in 2002, 2003, 2004, and 2005. The net result of this correction in accounting error was to increase the amount of non-cash expense amortized as interest expense in the current period.

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

Operating expenses increased from $853,802 to $964,243, representing an increase of $110,441 or 12.9%. The increase is composed of: Sales & Marketing of $58,585, and General & Administrative of $100,577, offset by a decrease in Research & Development of $48,720. Operating costs continue inline with the Company's expectations and should decline as a percentage of gross revenue through the remainder of the year.

Total other expenses increased by $253,495 from $488,997 to $742,492 during the three months ending September 30, 2005 over the same quarter in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes. Of the $747,492 total other expenses for the quarter, $353,911 is for the amortization of the value of the stock issued in connection with the Company's debt offerings.

For the current quarter, the Company had a loss of $844,636 or ($0.006) per 149,174,139 weighted average number of shares outstanding, as compared to a loss of $1,072,890 or ($0.008) per share, based on 142,501,498 weighted average number of shares outstanding, in the same quarter of the previous year. The decrease in loss was primarily due the increase in gross profit, offset by the increase in operating and other expenses.

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

Operating expenses increased from $2,728,413 to $2,756,246, representing an increase of $27,833 or 1%. Operating costs continue inline with the Company's expectations and should decline as a percentage of gross revenue through the remainder of the year.

Total other expenses increased by $678,354 from $1,369,323 to $2,047,678 during the nine months ending September 30, 2005 over the same nine months in 2004. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes. The interest expense increased in part due to the amortization of non-cash expense for the value of stock issued in connection with its debt offerings over the five year term of the debt which had previously deducted as a period expense. Of the $2,047,678 total other expenses reported year to date, $991,932 is for non-cash amortization of the value of stock issued in connection with the Company's debt offerings.

For the first nine months, the Company had a loss of $3,240,755 or ($0.02) per 149,437,165 weighted average number of shares outstanding, as compared to a loss of $3,609,639 or ($0.02) per share, based on 141,969,364 weighted average number of shares outstanding, in the same nine months of the previous year. The decrease in loss was primarily due to the increase in gross profit, offset by the increase in operating expenses and net non-cash expense recorded for accrued interest.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As of September 30, 2005, the Company had current liabilities totaling $2,146,931 versus $715,005 at September 30, in 2004. Long-term notes, including interest accrued increased from $7,343,223 in September 2004 to $11,454,371 in September 2005 through the funding of additional five year notes. The Company's management has contributed an additional 5,550,000 shares of common stock to the Company's stock treasury to facilitate this debt offering. Accrued interest on the five year notes increased from $1,215,525 as of September 30, 2004 to $2,342,622 as of September 30, 2005. The five-year note obligations as of September 30, 2005 were offset by a discount recorded of $5,630,388 resulting from the issuance of stock in connection with the funding of five-year notes. This discount, which includes the discount recorded from the $3.7M debt offering, is being amortized over the term of the five year notes. The amortization of the discount will result in a non-cash interest expense charge of approximately 493,000 per quarter for remainder of 2005.

The Company continues to operate at a deficit and as of September 30, 2005, had an accumulated deficit of $28,776,022. Shareholder's deficit as of September 30, 2005, was $7,295,809. For the nine months ending September 30, 2005, the Company had negative cash flows from operating activities of $2,607,789. This negative cash flow includes expenditures for consulting, payroll, contract labor, sales, marketing and promotion, and general and administrative expenses. For the quarter ending September 30, 2005, the Company for the first time in its history had positive earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company anticipates growth in gross revenues the remainder of the year which will significantly decrease the negative cash flow over the coming quarters.

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

In June 2005, the Company issued 1,425,000 shares of restricted common stock in connection with five-year investor loans of $475,000 received by the Company. These shares were issued in connection with an additional $3.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

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

In July 2005, the Company issued 1,500,000 shares of restricted common stock in connection with five-year investor loans of $500,000 received by the Company. These shares were issued in connection with an additional $3.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

In July 2005, the Company issued warrants for the purchase of 35,750 shares of restricted common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $5,781 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2005, the Company issued 75,000 shares of restricted common stock in connection with five-year investor loans of $25,000 received by the Company. These shares were issued in connection with an additional $3.7M private placement debt offering by the Company. The offering is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

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