Form 10KSB
period 2005-12-31
JAVO BEVERAGE CO INC
filed 2006-04-17
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended:

                                DECEMBER 31, 2005

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $6,200,327.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2006 was $43,451,000 based on the $0.40 per share price at which the stock was sold as of March 15, 2006.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 149,479,927 as of March 15, 2006.

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

CORPORATE HISTORY

Javo(R) Beverage Company, Inc. (the "Company" or "Javo") was originally incorporated in the state of Washington as North West Converters, Inc. on February 9, 1987. In June of 1999, the Company changed its name to La Jolla Fresh Squeezed Coffee(TM) Co., Inc. and its Board of Directors ratified the acquisition of the assets of Stephen's Coffee, Inc. and the merger with Stephen's Coffee Holding, Inc. On February 22, 2000, the Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to Sorisole pursuant to Rule 12g-3 of the Securities Exchange Act of 1934 and subject to the reporting requirements of the Securities & Exchange Commission. On August 21, 2002, the Company reincorporated from Washington state to the state of Delaware and simultaneously changed its name from La Jolla Fresh Squeezed Coffee Company, Inc. to Javo Beverage Company, Inc.

BUSINESS DESCRIPTION

Javo Beverage Company is a manufacturer of coffee and tea concentrates, drink mixes, and flavor systems serving the foodservice, food and beverage manufacturing, and retail industries. For foodservice industry customers, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

PRODUCTS

Javo Beverage Company is the innovation leader in the manufacture of coffee and tea dispensed beverages, drink mixes and flavor systems. The Company employs a proprietary brewing technology to produce fresh brewed coffees and teas that are flavorful, concentrated and stable. At a time when coffeehouse style beverages are proliferating, these unique capabilities have equipped the Company to deliver on its business mission of removing the operational barriers for foodservice operators desiring to serve specialty coffee and tea beverages.

To address the needs of high volume food service operators like: hospitals, casinos, hotels, sports parks, universities, military bases and caterers who are challenged to serve consistent, high quality coffees and teas in the volumes that their businesses require, Javo offers a variety of concentrates that may be conveniently served "on-demand" from dispensing equipment (similar to fountain juice and soda machines). Javo brand coffee and tea concentrates arrive to the operator in refrigerated bag-in-box packages ready for loading into coffee concentrate dispensers that prepare hot beverages on an as-needed basis.

For food service operators and specialty coffee shops looking for ways to offer increasingly popular specialty iced coffee and tea flavored beverages, Javo offers an innovative program of barista quality iced coffee and tea beverages without brewing, chilling, mixing or storage. These products are offered in packages fitting a range of commonly used beverage formats. To service non-dispensing operating systems, Javo offers convenient coffee and tea-based mixes in shelf stable packages. Operators may easily combine these products with water, milk and ice to serve specialty beverages without the requirement of expensive brewing equipment.

Finally, Javo enables food and beverage processors to better align their coffee and tea flavored product portfolios to the elevated quality standards of today's consumer. Javo's coffee and tea flavors are all natural, freshly brewed and highly concentrated. The Company's proprietary brewing process uses only water and avoids punishing heat and other common extraction methods that can de-stabilize the flavor system prior to being added to latte, ice cream, yogurt, or energy drink applications.

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

SALES AND SERVICE ORGANIZATIONS

The Company continues to expand its sales force to more broadly communicate its product propositions on a national basis within its primary sales channels. Javo employs a direct sales force to make direct operator sales calls and service its direct customer distributor base in its key markets. Javo's service organization manages all aspects of its equipment program, including: installations, asset tracking, emergency service and preventive maintenance. To supplement its service capabilities, Javo frequently employs the services of contract service partners.

Javo, additionally, employs direct, dedicated sales staff to sell and service coffeehouses, chain restaurants and beverage manufacturers wishing to utilize the Company's coffee and tea products. In many cases, Javo receives sales assistance from its distributors, equipment suppliers and partner brands in initiating and completing sales efforts.

COMPETITION

For its on-demand coffee business, Javo has only a few significant direct competitors in the United States. The largest is Douwe Egberts Coffee Systems, a division of Sara Lee Corporation. Douwe Egberts began its business in Europe where, compared to the United States, the market for dispensed coffee is more established and greater than three times the size. The Douwe Egberts' products are frozen at the point of manufacture, shipped via frozen distribution facilities and dispensed from proprietary dispensers at their clients' foodservice locations. Douwe Egberts' competitive strength lies in its size, financial resources and long history in the coffee business. In multiple head-to-head competitive selling situations, however, Javo has demonstrated its superiority in flavor delivery, operational ease of use and favorable pricing.

A testament to the growing prospects for the category of dispensed coffee is that two very large food companies, Nestle S. A. and Kraft Foods, Inc., have recently introduced liquid coffee concentrate products in the foodservice market. While the number of installations of these new systems is small, their competitiveness, based on preliminary feedback from customers, is that Javo continues to command a lead in product quality, pricing and operating systems. Even though these companies are likely to dedicate substantial resources toward the launch of their new products, management believes that any progress that is made converting customers from traditional roast and ground solutions and expanding the market for liquid coffee concentrates is, long term, a positive development for Javo's high quality coffee program.

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

OPERATIONS

The Company operates an approximately 40,000 square foot facility in Vista, California in San Diego County, which houses all of the Company's operations including its corporate office and manufacturing infrastructure. At this facility, coffee and teas are received, roasted and ground as necessary, extracted, and finally packaged into the appropriate format. Where necessary, the Company also uses off-site distribution and storage facilities as well as third-party co-manufacturers to produce products in specialty processing and packaging formats.

During 2005, the Company continued to upgrade and expand various aspects of its manufacturing infrastructure including its extraction and liquid storage and handling systems. This effort is expected to continue during 2006 and is expected to continue to both significantly improve product quality and expand the Company's manufacturing capacity.

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

EMPLOYEES

As of March 31, 2006, the Company employs 30 full-time employees. The Company also uses outside consultants, brokers and other independent contractors from time to time. Additional employees in sales, manufacturing and other areas are planned during 2006 in response to the Company's anticipated continued growth.

GOVERNMENT REGULATION

Javo's facility, operations and products are subject to various laws and regulations relating to health and safety and environmental issues. The operations of our in-house roaster are subject to various air quality and environmental laws and our products are subject to various laws and regulations to insure food safety. While the Company believes that its operations are compliant with these laws, a finding of non-compliance could potentially interfere with the Company's operations.

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

THE COMPANY DEPENDS ON ACCESS TO COMMODITY GOODS AND SERVICES AT COMPETITIVE PRICES AND, FOR CERTAIN OF ITS PRODUCTS, ACCESS TO CO-MANUFACTURERS.

As the Company grows, it must be able to obtain at competitive prices substantial amounts of certain green coffee beans and manage roasting and grinding costs. The Company's coffee bean and roasting and grinding costs make up a large component of its overall cost of goods sold. Commodity agricultural goods such as coffee can and do experience significant fluctuations in availability and prices which could in turn cause significant interruptions in the manufacturing output and sales of the Company. Typically these additional costs are passed through to customers as price increases. Additionally, the Company uses outside contract manufacturing providers to produce certain of its products that require particular processing and manufacturing infrastructure not in place at the Company's facility. While there are multiple providers of such services for the various packaging formats used, the unanticipated cessation of such co-manufacturing relationships could disrupt the Company's production and revenues related to these products.

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

THE COMPANY RELIES ON A RELATIVELY NEW AND PROPRIETARY EXTRACTION PROCESS.

Over roughly the past decade, the Company has developed what management believes is a new and novel method of extracting roasted, ground coffee and tea into a liquid concentrate. The Company also believes that it derives a competitive advantage versus other liquid concentrate manufacturers from the quality of concentrate that this process produces. The Company currently relies on trade secret protection to prevent others from using this process. Trade secret protection is only as effective as the Company's ability to keep the essential and material aspects of its process secret using contractual and physical measures. There is no guarantee that the Company's efforts in this regard can or will prevent a competitor from obtaining the Company's secrets or from independently developing the same or similar process.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of stockholders during the final quarter of fiscal year 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "JAVO." The reported highest and lowest prices for the Common Stock for each quarter as reported by the NASDAQ OTC Bulletin Board are shown below for fiscal years 2004 and 2005 and March 15 of the first quarter of 2006. These quotations represent prices between dealers and do not include retail markup, markdown or commission nor do they represent actual transactions.

         2004                                      HIGH         LOW
         First Quarter                             $0.53       $0.16
         Second Quarter                            $0.45       $0.26
         Third Quarter                             $0.43       $0.21
         Fourth Quarter                            $0.43       $0.27

         2005
         First Quarter                             $0.44       $0.32
         Second Quarter                            $0.41       $0.29
         Third Quarter                             $0.38       $0.29
         Fourth Quarter                            $0.33       $0.20

         2006
         First Quarter through March 15            $0.54       $0.25

SHAREHOLDERS

As of December 31, 2005, the Company had approximately 620 holders of record of its Common Stock and 149,479,927 shares of Common Stock outstanding.

DIVIDENDS

The Company has not declared a dividend during the past two fiscal years or since the end of the last fiscal year.

SALES AND ISSUANCES OF UNREGISTERED SECURITIES

From January through December 2003 pursuant to a $6,000,000 Debt Offering Private Placement Memorandum, the Company issued a total of 36,000,000 shares of Common Stock at an average value of $0.13 per share. The 36,000,000 shares comprising the equity portion of the offering had been contributed to the Company's stock treasury by members of executive management of the Company. In connection with the stock issuance for this debt offering, as reported in amendment #2 of the Company's 2004 10KSB, the Company determined that the best accounting treatment of the debt and equity transaction is to use the comparative value method to calculate the discounted fair value of the debt and amortize the discount over the loan's maturity on an effective interest basis. The Company recorded a discount of $3,365,486, which is being amortized as additional non-cash interest expense over the five-year period of the promissory notes at an effective compound interest rate of approximately 25%. The Company relied on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

From January through December 2004 pursuant to a $3,700,000 Debt Offering Private Placement Memorandum, the Company issued a total of 6,750,000 shares of restricted Common Stock at an average value of $0.25 per share. In connection with the stock issuance for this debt offering, the Company had received $2,250,000 by the end of 2004. In amendment #2 of the Company's 2004 10KSB, as above, the Company determined that the best accounting treatment of the issuance of stock as part of its debt offerings is to use the comparative value method to calculate the discounted fair value of the debt and amortize the discount over the maturity of the debt on an effective interest basis. The Company recorded a discount of $1,518,914, which is being amortized as additional non-cash interest expense over the five-year period of the promissory notes at an effective compound interest rate of approximately 25%. The Company is relying on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

The common stock issued by the Company was not registered under the Securities Act of 1933, and cannot be resold or distributed absent registration unless an exemption from the registration requirement is applicable, such as Rule 144. Under Rule 144, the restricted stock may be sold in the public market if the requirements of the Rule are satisfied. One of the requirements of Rule 144 is that the restricted shares may not be sold in the public market until after the first year of ownership. After two years of ownership, restricted shares held by non-affiliates of the Company may be eligible under Rule 144k to have the restrictive legend removed from the stock.

The Company determined the fair value of the restricted shares it issued during 2004 and 2005 at a 30% discount off the closing stock price of the stock at the time of issuance. The 30% discount is considered to be a reasonable estimate of the cash price a third party would pay to purchase the restricted shares because the common stock of the Company is thinly traded and the restricted stock issuances were generally part of significant blocks of restricted stock issued by the Company. This value was used in determining the expense incurred in connection with its debt offerings.

From January through December 2005, the Company continued the 2004 Debt Offering referenced above completing the final $1,000,000 of the $3,700,000 Offering for which the Company issued a total of 4,350,000 shares of restricted Common Stock at an average value of $0.25 per share. In connection with the stock issuance for this portion of the Debt Offering, the Company had received $1,450,000 by the end of 2005. The Company determined that the best accounting treatment of the issuance of stock as part of its debt offerings is to use the comparative value method to calculate the discounted fair value of the debt and amortize the discount over the maturity of the debt on an effective interest basis. The Company recorded a discount of $538,003, which is being amortized as additional non-cash interest expense over the five year period of the promissory notes at an effective compound interest rate of approximately 25%. The Company relied on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

In 2005 the Company's management contributed 5,550,000 shares of their common stock to the Company's stock treasury to facilitate the above referenced debt offering.

2005 EXECUTIVE ISSUANCE

None

STOCK ISSUANCES FOR DISPUTE SETTLEMENTS

None in 2004 or 2005.

STOCK ISSUANCE IN PAYMENT OF DEBT

In June 2005, the Company issued 307,500 shares at $0.25 per share in payment of loan fee payable. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In August 2005, the Company issued 131,250 shares at $0.23 per share in payment of loan fee payable. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

STOCK ISSUANCES FOR THIRD PARTY SERVICES

In January 2004, the Company issued 1,200,000 shares at $0.14 per share, or 150,000 shares to each outside member of the Board of Directors for services. The Company is amortizing a non-cash expense of $168,000 over the one year term of the directors. The 2004 expense recognized was $90,563. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

None issued in 2005.

STOCK ISSUANCES TO EMPLOYEES FOR SERVICES

None issued in 2004.

In August 2005, the Company issued 25,000 shares of common stock at $0.33 per share to an employee pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $8,250. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2005, the Company issued 50,000 shares of common stock at $0.28 per share to an employee pursuant to an employment agreement. The Company recorded a non-cash expense for the issuances of $14,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The Company valued the shares issued to employees for services in 2005 at the closing stock price on the date of issuance of the common stock without discount.

STOCK ISSUANCES TO EXECUTIVES FOR CONTRIBUTION OF EXPENSES AND CASH

None in 2004 or 2005.

WARRANTS ISSUED AND EXERCISED

In 2004, the Company issued warrants for the purchase of 151,144 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $25,990 for the issuance of the warrants.

In 2004, the Company issued 371,033 shares for $17,358 in connection with the exercise of warrants at strike prices ranging from $0.085 to $0.1875 per share. The Company is relying on exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

In 2005, the Company issued warrants for the purchase of 275,555 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $46,712 for the issuance of the warrants.

In 2005, the Company issued 836,212 shares for $84,625 in connection with the exercise of warrants at strike prices ranging from $0.24 to $0.27 per share. The Company is relying on exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

The Company values the issuance of warrants based on the Black-Scholes calculation. The Company used a volatility percentage of 70, a risk free interest rate of 6% and time to expiration per warrant in its Black-Scholes calculation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.

For years ended December 31, 2005 and 2004.

REVENUES

The revenues in 2005 increased to $6,200,327 from $2,083,810 in 2004. The increase of $4,116,517 or 197.5% in sales is primarily due to the Company's increased sales in each of its sales categories and added significant sales through major national broad-line distribution companies, such as Sysco, US Foodservice, and PFG. In addition, the Company entered into a long-term supply agreement with a group purchasing company controlled by a large international contract feeder. The Company experienced sales growth in each of its product categories, bulk ingredients, dispensed bag-in-box coffee, its new dispensed iced coffees and teas and its specialty coffee and tea mixes and syrups.

The Company anticipates continued significant growth in its revenues in 2006 as it rolls out its products to foodservice chains, continues to add national and international distribution, expands sales of its dispensed iced coffee and tea beverages to convenience stores and quick service restaurants and increases sales of bulk coffee and tea extracts to consumer product companies and flavor houses. During 2005 the Company significantly expanded national distribution of its dispensed hot and new iced coffee concentrate. The Company sells its products through several major broad line distributors from California to New York and from Chicago to Texas. In addition, the Company sells its coffee and tea concentrate to several major product companies which have introduced coffee or tea flavored products in chain and retail outlets. Management's anticipates it will positively cash flow from operations in 2006.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $117,135 in 2005 compared to $433,523 in 2004, a reduction of $316,388 or 73%. The reduction in research and development expense is primarily due to less overall costs as products under development move into production and sale. The Company anticipates a slight increase in research and development costs in 2006. The Company anticipates it will continue to identify and develop additional products to fill customer needs.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for 2005 were $1,245,971 compared to $963,010 in 2004. The increase of $282,961 or 29.4% is primarily attributed to the increase in marketing & promotion of $252,449, increase in payroll expenses of $70,051, increase in travel & entertainment of $34,843, offset by the reduction in other expenses of $74,382. These increased sales and marketing costs were primarily due to increased gross revenues and to identifying and developing further national distribution. The Company anticipates the sales and marketing costs in 2006 will increase in correspondence with its increased sales. The Company anticipates adding at least three additional sales persons in 2006 as it expands its national sales team.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for 2005 were $2,688,596 compared to $2,213,152 in 2004. The increase of $475,444 or 19% is primarily due to an increase in overhead expenses of $238,630, increase in warehouse expenses such as payroll and repairs & maintenance of $73,285, increase in bad debt allowance of $131,000 and an increase in finance & accounting expenses of $32,530 for payroll and outside accounting fees. These cost increases were primarily due to expansion of basic staff and services to reflect the Company's expanding current and future sales. The Company anticipates that general and administration expenses will increase modestly in 2006 subject to normal inflation increases in 2006. The Company does anticipate the need to add one or two additional administrative and accounting persons in 2006.

OTHER INCOME/EXPENSES

Other income/expenses were $2,811,848 in 2005 compared to $1,932,702 in 2004. The increase in other income/expenses of $879,146 or 45% is primarily attributable to an increase in the non-cash interest expense for discount amortization for its increased debt and its related accrued interest period over period. The Company anticipates that Net Other Expenses will increase as the non-cash discount is amortized as additional interest expense in 2006.

NET LOSS

The net loss for the Company for 2005 was $4,844,149 compared to $4,854,537 in 2004, a decrease of $10,388 or 0.2%. The decrease was primarily due to the significant increase in gross profit of $1,331,552 offset by additional operating expense of $353,267 and increased non-cash amortization of debt discount of $870,545. The Company anticipates its net loss will decrease substantially in 2006 with its anticipated significant increase in gross revenues, related increase in gross profit and relatively stable research & development and general and administrative expenses in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flow from operations each year since inception. Through December 31, 2005, it had incurred an accumulated deficit of $30,379,415 and had consumed cash from operations and financing in excess of $16 million. It had financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings. The Company completed a $3,700,000 funding through a private placement of units of debt and Common Stock in 2005. The Company currently anticipates that its cash in bank as well as its cash flow from increased sales and gross profits in 2006 will provide adequate capital to fund operations, sales growth and any required capital expenditures needs through the Company's cash flow breakeven. The Company's first quarter 2006 revenues will be in excess of $2,400,000 compared to $1,000,000 for the same quarter 2005.

The Company used $2,721,195 in cash and cash equivalents in operating activities in 2005 versus $2,447,654 in 2004. The increase in use of cash in operating activities in 2005 of $273,541 is primarily the result of increased inventories necessary as the Company sales build. The 2005 operating cash activities were primarily funded by increase trade payables, additional net long-term debt of $1,355,000 and the Companies cash reserves. The Company anticipates a significant improvement in cash flow from operations as its gross sales continue increase and economies of scale improve its net. The Company anticipates it will have an overall positive cash flow in 2006.

See "Risk Factors' in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS

The Company entered into a rental agreement with Javo Dispenser, LLC, owned by certain of its board of directors and shareholders. The LLC agreed to rent to the Company dispensers it purchased for placement in the Company's customer locations. The agreement provides that the LLC will buy up to $2,000,000 in dispensers it will rent solely to the Company. The term of the agreement extend to 2010. As of December 31, 2005, the LLC had purchased 307 dispensers worth $725,100. The Company accrued an expense of $73,291 for dispenser rent in 2005.

COMMITMENTS AND CONTINGENCIES

None

ITEM 7. FINANCIAL STATEMENTS

                           JAVO BEVERAGE COMPANY, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                      PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1

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

         Statements of Cash Flows                                      F-6

         Notes to Financial Statements                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Shareholders of Javo Beverage Company, Inc.
Vista, California


We have audited the accompanying balance sheet of Javo Beverage Company, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of Javo Beverage Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javo Beverage Company, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                           /s/ Farber Hass Hurley & McEwen LLP

Granada Hills, California
February 16, 2006

                                JAVO BEVERAGE COMPANY, INC.
                                       BALANCE SHEET
                                     DECEMBER 31, 2005

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                        $519,554
 Accounts receivable,net of allowance for doubtful accounts of $150,160            776,761
 Inventory, net of reserve for obsolescence of $38,256                           1,408,599
 Prepaid expenses                                                                   42,810
                                                                              ------------
  Total current assets                                                           2,747,724

PROPERTY AND EQUIPMENT, NET                                                        985,102

OTHER ASSETS
 Deposits                                                                           20,242
 Intangibles, net of accumulated amortization of $607,684                          825,865
                                                                              ------------
  Total other assets                                                               846,107
                                                                              ------------

  Total assets                                                                  $4,578,933
                                                                              ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                          $1,199,156
 Accrued payroll and related benefits                                               27,318
 Current portion of long-term debt                                                  32,705
                                                                              ------------
  Total current liabilities                                                      1,259,179

 Long-term debt, net of current portion                                         14,756,302
 Unamortized discount on long-term debt                                         (5,249,734)
                                                                              ------------
  Net long-term debt                                                             9,506,568

 Accrued long-term interest payable                                              2,686,249
                                                                              ------------
  Total liabilities                                                             13,451,996
                                                                              ------------
STOCKHOLDERS' DEFICIT:
 Common stock, $0.001 par value, 150,000,000 shares authorized,
 149,479,927 shares issued and outstanding                                         149,479
 Additional paid in capital                                                     21,356,872
 Accumulated deficit                                                           (30,379,414)
                                                                              ------------
  Total stockholders' deficit                                                   (8,873,063)
                                                                              ------------

  Total liabilities and stockholders' deficit                                   $4,578,933
                                                                              ============

        The accompanying notes are an integral part of these financial statements.


                                    JAVO BEVERAGE COMPANY, INC.
                                      STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                          2005             2004
                                                                     -------------    -------------
Net sales                                                               $6,200,327       $2,083,810

Cost of sales                                                           (4,180,925)      (1,395,961)
                                                                     -------------    -------------
Gross profit                                                             2,019,402          687,849

Operating expenses:
 Research and development                                                 (117,135)        (433,523)
 Selling and marketing                                                  (1,245,971)        (963,010)
 General and administrative                                             (2,688,596)      (2,213,152)
                                                                     -------------    -------------

  Total operating expenses                                              (4,051,702)      (3,609,685)
                                                                     -------------    -------------

  Loss from operations                                                  (2,032,300)      (2,921,836)
                                                                     -------------    -------------

Other income (expenses):
 Interest income                                                            17,720           15,071
 Interest expense                                                       (2,855,638)      (1,949,606)

    Other income                                                            26,070              134

    Gain/(loss) on disposal of assets                                           --            1,701
                                                                     -------------    -------------

  Total other expense                                                   (2,811,848)      (1,932,700)
                                                                     -------------    -------------

  Net loss                                                             ($4,844,148)     ($4,854,536)
                                                                     =============    =============

Basic and diluted loss per share                                            ($0.03)          ($0.03)
                                                                     =============    =============

Weighted average number of shares outstanding, basic and diluted       149,441,676      143,028,396
                                                                     =============    =============

             The accompanying notes are an integral part of these financial statements.


                                                     JAVO BEVERAGE COMPANY, INC.
                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                        Additional
                                                 Common Stock             Paid-in      Accumulated     Subscription
                                             Shares         Amount        Capital        Deficit        Receivable        Total
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balances at January 1, 2004                141,046,434       $141,046    $18,864,264   ($20,680,730)      ($315,000)    ($1,990,420)

Shares issued for exercised warrants           371,033            371         16,987             --              --          17,358


Subscription receivables collected                  --             --             --             --         315,000         315,000

Warrants issued at a strike price of
$0.085 per agreement with consultant                --             --         25,990             --              --          25,990

Shares issued Board of Directors at $0.14    1,200,000          1,200        166,800             --              --         168,000

Shares issued at $0.24 per share in
connection with loan payable                   450,000            450         81,194             --              --          81,644

Shares issued at $0.26 per share in
connection with loan payable                 6,150,000          6,150      1,150,186             --              --       1,156,336

Shares issued at $0.25 per share in
connection with loan payable                   150,000            150         27,570             --              --          27,720

Net loss                                            --             --             --     (4,854,536)             --      (4,854,536)

                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2004               149,367,467       $149,367    $20,332,991   ($25,535,266)             --     ($5,052,908)
                                          ============   ============   ============   ============    ============    ============


                             The accompanying notes are an integral part of these financial statements.


                                                  JAVO BEVERAGE COMPANY, INC.
                                              STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                   Additional
                                                         Common Stock               Paid-in      Accumulated
                                                     Shares          Amount         Capital        Deficit           Total
                                                  ------------    ------------    ------------   ------------    ------------
Balances at January 1, 2005                        149,367,467        $149,367     $20,332,991   ($25,535,266)    ($5,052,908)

Shares issued for exercised warrants                   836,212             836          83,789             --          84,625

Warrants issued at a strike price of $0.085
per agreement with consultant                               --              --          46,712             --          46,712

Shares contributed by officers                      (5,550,002)         (5,550)          5,550             --              --

Shares issued at $0.26 per share in
connection with loan payable                           375,000             375          70,133             --          70,508

Shares issued at $0.27 per share in
connection with loan payable                           562,500             563         106,935             --         107,498

Shares issued at $0.25 per share in
connection with loan payable                         1,612,500           1,613         296,377             --         297,990

Shares issued at $0.23 per share in
connection with loan payable                           150,000             150          15,286             --          15,436

Shares issued at $0.24 per share in
connection with loan payable                           150,000             150          27,065             --          27,215

Shares issued at $0.22 per share in
connection with loan payable                         1,500,000           1,500         259,820             --         261,320

Shares issued to employees at $0.33                     25,000              25           8,225             --           8,250

Shares issued to employees at $0.28                     50,000              50          13,950             --          14,000

Shares issued for services at $0.25                    438,750             438          90,001             --          90,439

Shares returned by terminated employee                 (37,500)            (38)             38             --              --

Net loss                                                    --              --              --     (4,844,148)     (4,844,148)

                                                  ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2005                       149,479,927        $149,479     $21,356,872   ($30,379,414)    ($8,873,063)
                                                  ============    ============    ============   ============    ============


                                         JAVO BEVERAGE COMPANY, INC.
                                           STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                      2005           2004
                                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                                          ($4,844,148)   ($4,854,536)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                      1,889,966      1,353,890

Expense recognized from sale of stock at less than fair value

 Issuance of common stock for compensation                                            101,438        220,914
 Issuance of warrants for services and warrants exercised                              46,712        (25,990)

 Loss (gain) on disposal of assets                                                         --         (1,701)
Changes in operating assets and liabilities:
 Accounts receivables                                                                (461,258)      (236,833)
 Inventories                                                                       (1,120,644)      (162,157)

 Prepaid expenses and deposits                                                       (128,588)        68,257

 Employee advances                                                                     14,174          1,900

 Accounts payable and accrued expenses                                                551,402        340,157

 Accrued payroll and related benefits                                                     785         18,945

 Accrued interest payable                                                           1,228,966        829,498
                                                                                  -----------    -----------
  Net cash used in operating activities                                            (2,721,195)    (2,447,656)
                                                                                  -----------    -----------
Cash flows from investing activities:

 Proceeds from disposal of equipment                                                       --          9,419
 Purchases of property and equipment                                                 (291,048)      (510,542)
                                                                                  -----------    -----------
  Net cash used in investing activities                                              (291,048)      (501,123)
                                                                                  -----------    -----------
Cash flows from financing activities:
 Proceeds from long-term debt                                                       1,450,000      2,250,000
 Loan cost                                                                            (95,000)      (225,000)

 Payments on long-term debt                                                                --         (4,698)

 Payment received on stock subscription                                                    --        315,000
 Proceeds from exercised warrants                                                      84,625         17,941
                                                                                  -----------    -----------
  Net cash provided by financing activities                                         1,439,625      2,353,243
                                                                                  -----------    -----------

  Net change in cash and cash equivalents                                          (1,572,618)      (595,536)
  Cash and cash equivalents at beginning of period                                  2,092,172      2,687,708
                                                                                  -----------    -----------
  Cash and cash equivalents at end of period                                         $519,554     $2,092,172
                                                                                  ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                                                 $2,954             --
Cash paid for income taxes                                                             $5,787         $1,600


                 The accompanying notes are an integral part of these financial statements.


                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

Nature of Operations
--------------------

The Company is a manufacturer of coffee and tea concentrates, extracts, and beverages serving the foodservice, food and beverage manufacturing, and retail industries. For foodservice operators, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

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

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

Concentration of credit risk with respect to trade receivables has decreased as the Company continues to diversify its customer base. The Company routinely assesses the financial strength of its customers. At December 31, 2005, the Company had three customers whose balances approximated 35.3% of gross accounts receivable. No other customer balance exceeded 10% of gross accounts receivable.

Revenue Recognition
-------------------

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

Shipping and handling charges
-----------------------------

The Company records shipping and handling charges which are invoiced to customers as an offset to the actual shipping and handling costs recorded as part of its cost of good sold in the Statement of Operations.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
-----------------

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $271,394 and $72,240 for the years ended December 31, 2005 and 2004, respectively.

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

Loss per Share
--------------

Basic EPS is computed as net loss is based on weighted average shares outstanding. The potential shares that can be issued total 384,031 at December 31, 2005.

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

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 3. BASIS OF PRESENTATION

During the two years ended December 31, 2005 and 2004, the Company had recurring losses while developing its niche in the coffee, foodservice, flavored beverage, and tea markets. The Company still has not developed sufficient revenues to cover its operating expenses. The Company has a stockholder deficit of over $8,873,000, and losses from operations during the last two years have been significant, however the Company has working capital of approximately $1,500,000. The Company's management is confident it will be able to re-negotiate its debt. If necessary, the Company management believes they can raise additional capital. As a result, the Company's management is confident that the Company's working capital and financing arrangements are sufficient to cover its capital requirements through 2006.

It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate if it is to continue operations and meet its commitments.

NOTE 4. MAJOR CUSTOMERS AND VENDORS

The Company purchases certain products from five suppliers, which accounted for approximately 60% and 65% of total purchases in 2005 and 2004, respectively. Management does not believe that the loss of these suppliers could have a severe impact on the result of operations.

During the year ended December 31, 2005, the Company had sales to three major customers, which accounted for 19%, 15% and 11% of sales, respectively. During 2004, it had sales to three major customers, which accounted for 21%, 17% and 15% of sales, respectively. The Company expanded its customer base in 2005 significantly and that sales in 2006 will be to a broader base of customers and it will be less reliant on any one customer.

NOTE 5. INVENTORY

Inventory consists of the following at December 31, 2005.

              Raw Materials                            $986,441
              Finished Goods                            460,414
                                                 --------------
                                                      1,446,855
              Reserve for Obsolescence                  (38,256)
                                                 --------------
                                                     $1,408,599
                                                 ==============

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005.

              Production Equipment                   $1,501,502
              Office Equipment                          149,401
              Leasehold Improvements                    114,202
                                                  -------------
              Total Cost                              1,765,105
              Less Accumulated Depreciation            (780,003)
                                                  -------------
                                                       $985,102
                                                  =============

During the years ended December 31, 2005 and 2004, depreciation expense totaled $266,248 and $233,488, respectively.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7. INTANGIBLE ASSETS

The Company recorded loan costs of $95,000 and $225,000 during the years ended December 31, 2005 and 2004, respectively, which represented a 10% loan cost paid in connection with its private placement debt offerings (see Note 8 below). These loan costs are being amortized over the five-year life of the loans. Amortization expense as of December 31, 2005 and 2004 was $220,730 and $170,371, respectively. In addition in 2005, the Company entered into a five year contract to be the mandated liquid coffee provide for a large contract feeder. In connection with that contract, the Company agreed to pay a Conversion Fee of $900,000 which is being amortized over the term of the contract. These payments are subject to certain mandated sales performance. The Company paid $300,000 of the fee in September 2005. The exact time of the payment of the remaining $600,000 is not determined at this time. In 2005, the Company recorded an expense of $25,174 for the amortization of the conversion fee. The conversion fee net of the $25,174 expense and the $600,000 remaining payable or $274,826 is reported on the balance sheet as part of the Company's intangible assets.

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

On April 11, 2002, the Company issued $5,000,000 in promissory notes bearing 10% interest per year, which mature on April 11, 2007. The proceeds of this funding paid off the Bridge Loan discussed above and provided the Company with working capital to begin operations. In connection with these promissory notes, the Company issued 30,000,000 shares of its restricted common stock and paid a 10% loan cost totaling $500,000. The Company determined that a best accounting treatment of the transaction per APBO No. 14 is that the note holders had bought the 30,000,000 shares of restricted common stock for $2,910,973 and had paid $2,089,027 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $2,910,973 debt discount was recognized on the $5,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the term of the debt. See the Company's 2nd Amended 10KSB for 2004.

On February 28, 2003, the Company opened a $6,000,000 Private Placement Debt offering. During the year, the Company issued $6,000,000 in promissory notes bearing 10% interest per year, which mature in 2008. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 36,000,000 shares of its restricted common stock and paid loan costs totaling $313,550. The Company determined that a best treatment of the transaction per APBO No. 14 is that the note holders had bought the 36,000,000 shares of restricted common stock for $3,365,486 and had paid $2,634,534 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $3,365,486 debt discount was recognized on the $6,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt. See the Company's 2nd Amended 10KSB for 2004.

In October, 2004, the Company opened a $2,700,000 Private Placement Debt offering. During the year, the Company issued $2,250,000 in promissory notes bearing 10% interest per year, which mature in 2009. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 6,750,000 shares of its restricted common stock and incurred loan costs totaling $225,000. The Company determined that a best treatment of the transaction per APBO No. 14 is that the note holders had bought the 6,750,000 shares of restricted common stock for $1,518,914 and had paid $1,181,086 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $1,518,914 debt discount was recognized on the $2,700,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt. See the Company's 2nd Amended 10KSB for 2004.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 8. LONG-TERM DEBT (CONTINUED)

In June, 2005, the Company increased its $2,700,000 Private Placement Debt offering to $3,700,000. In June and July 2005, the Company received $1,000,000 in cash by issuing $1,000,000 in promissory notes bearing 10% interest per year, which mature in 2010. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 3,000,000 shares of its restricted common stock and incurred loan costs totaling $50,000. The Company determined that a best treatment of the transaction per APBO No. 14 is that the note holders had bought the 3,000,000 shares of restricted common stock for $538,003 and had paid $461,997 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $538,003 debt discount was recognized on the $1,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt.

Long-term debt at December 31, 2005 consisted of the following:
                                                                       2005
Notes payable, unsecured, payable at maturity including
  interest at 10% per annum. Matures 2008                          $ 6,000,000
Notes payable, unsecured, payable at maturity including
  interest at 10% per annum. Matures 2007                            5,000,000
Notes payable, unsecured, payable at maturity including
  interest at 10% per annum. Matures 2010                            3,700,000
Note payable, secured by automobile, payable in monthly
  installments of $411, including interest at 1.9% per annum
  Matured 2005                                                              --
Note payable, unsecured, payable in monthly installments
  of $1,413, including effective interest at 23.4% per annum
  Matures 2008                                                          31,572
Notes payable, unsecured, payable in monthly installments
  of $1,833, including effective interest at 29.4% per annum
  Matures 2007                                                          22,146
Notes payable, unsecured, payable in monthly installments
  of $1,174, including effective interest at 6.09% per annum
  Matures 2008                                                          33,420
Notes payable, unsecured, payable in monthly installments
  of $171, including effective interest at 49.3% per annum
  Matures 2007                                                           1,869
                                                                   -----------

                                                                    14,789,007
                           Less current portion                         32,705
                                                                   -----------

                                                                   $14,756,302
                                                                   ===========

         Long-term debt matures as follows:
                           December 31, 2006                       $    32,705
                                        2007                         5,036,265
                                        2008                         6,020,037
                                        2009                         2,250,000
                                        2010                         1,450,000
                                  Thereafter                                --
                                                                   -----------

                                                                   $14,789,007
                                                                   -----------

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases
------

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. Total rent expense for all operating leases for the years ended December 31, 2005 and 2004 amounted to $313,533 and $308,655, respectively.

The Company's future annual minimum lease payments as of December 31, 2005 are as follows:

                  Year Ending
                         2006         267,420
                         2007         275,445
                         2008         283,704
                         2009         267,320
                                 ------------
                                   $1,093,889
                                 ============

Consulting Agreements
---------------------

In 2003, the Company entered into agreement with consultant to implement a national sales effort for the Company's products. The agreement calls for the issuance of 10 warrants of the Company's restricted common stock for each gallon sold by the consultant. As of December 31, 2005, 489,234 warrants were earned by the consultant, in which 115,969 warrants were exercised in 2004. The Company recognized an expense of $46,712 and $79,605 in 2005 and 2004, respectively.

Litigation
----------

As of December 31, 2005, there were no claims filed against the Company.

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

In January 2004, the Company issued 1,200,000 shares of restricted common stock valued at $168,000 at $0.14 per share to eight members of the Board of Directors, who are not employees, for services over their one-year terms.

In 2004, the Company issued 6,750,000 shares of restricted common stock at prices ranging from $0.24 to $0.26 per share in connection with promissory notes held by private investors.

In 2005, the Company issued 4,350,000 shares of restricted common stock at prices ranging from $0.22 to $0.26 per share in connection with promissory notes held by private investors.

In 2005, warrants for 836,212 shares of common stock were exercised at prices ranging from $0.24 to $0.27 per share for proceeds of $84,625.

In 2005, there were no options granted to any employees or officers.

                           JAVO BEVERAGE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 11. PROVISION FOR INCOME TAXES

No provision for income taxes was recorded in 2005 or 2004 since the Company generated both book and tax losses. The Company's deferred tax assets consist of the following:

     PROVISION FOR INCOMES TAXES                                  2005            2004
     Net operating loss carry forward                         $ 30,300,000    $ 25,500,000
                                                              ============    ============

     Calculated deferred tax benefit                          $ 12,120,000    $ 10,200,000
     Valuation allowance                                      ($12,120,000)   ($10,200,000)
                                                              ------------    ------------
     Deferred tax asset                                       $         --    $         --
                                                              ============    ============

     Provision for income tax benefits were as follows:
     Tax benefit, calculated at statutory rate                ($ 1,920,000)   ($ 1,940,000)
     Increase in valuation allowance                          $  1,920,000       1,940,000
                                                              ------------    ------------
                                                              $         --    $         --
                                                              ============    ============

At December 31, 2005, the Company had net operating carryforwards for federal and state purposes that expire through 2025. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

NOTE 12. CORRECTION OF CASH FLOW STATEMENT FOR 2004

The Cash Flow Statement for 2004 as been corrected for a classification error inadvertently reported in the amended 10KSB for 2004. The depreciation and amortization expense previously reported was $690,904 should have been $1,353,890. The Issuance of stock for compensation previously reported was $883,900 should have been $220,194. The Cash Flow Statement for 2004 has been corrected in this report.

NOTE 13. RELATED PARTY TRANSACTION

In 2005 the Company entered into a seven year agreement with Javo Dispenser, LLC to rent liquid concentrate dispensers for placement at its customer locations. Javo Dispenser, LLC is a Delaware limited liability company owned by certain directors and shareholders of the Company. Javo Dispenser, LLC has agreed to acquire as needed up to $2,000,000 worth of liquid concentrate dispensers to be rented solely to the Company. At the end of the agreement the Company has the right to acquire the dispensers for $1. As of December 31, 2005, the LLC had purchased 307 dispensers worth $725,100. The Company accrued an expense of $73,291 for dispenser rent in 2005.

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

CODY C. ASHWELL, 35
-------------------

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

GARY LILLIAN, 49
----------------

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

STEPHEN F. COREY, 50
--------------------

Stephen F. Corey is Javo's senior vice president of research and development. He is responsible for Javo's new product development, roasting, and extraction programs. Mr. Corey served as the Company's corporate secretary until March 26, 2002. Prior to his current role at the Company, he was the founder of Stephen's Coffee, a coffee and tea company. There he spent years performing scientific research on coffee and tea varieties, processing systems, extraction processes, blend creation, equipment design and product stabilization. Mr. Corey studied chemistry, physics and engineering at the College of Idaho.

RICHARD A. GARTRELL, 57
-----------------------

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

WILLIAM E. MARSHALL, 35
-----------------------

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

WILLIAM C. BAKER, 72
--------------------

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

JAMES R. KNAPP, 70
------------------

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

RICHARD B. SPECTER, 53
----------------------

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

JERRY W. CARLTON, 64
--------------------

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

THOMAS J. RIELLY, 54
--------------------

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

STANLEY A. SOLOMON, 65
----------------------

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

RONALD S. BEARD, 67
-------------------

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

TERRY C. HACKETT, 57
--------------------

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to the Company's officers as of the end of the 2005 fiscal year. No other officers or directors received an annual salary or bonus exceeding $100,000.

                                        Summary Compensation Table

                                                                             Long Term Compensation
                                                                       ----------------------------------
                                   Annual Compensation                   Awards                Payouts
               ------------------------------------------------------------------------------------------
                 (b)       (c)       (d)          (e)          (f)         (g)       (h)         (i)
               ------- ----------- --------  ------------  ----------  ---------- ---------  ------------
                                                                       Securities
   Name &                                                  Restricted  Underlying   LTIP      All Other
  Principal                                  Other Annual     Stock     Options/   Payouts   Compensation
  Position       Year   Salary ($) Bonus ($) Compensation   Award (s)   SARs (#)     ($)          ($)
-------------- ------- ----------- --------  ------------  ----------  ---------- ---------  ------------
    CEO &        2005    $180,000     none       none          none       none       none         none
  Chairman,      2004    $180,000     none       none          none       none       none         none
Cody Ashwell     2003    $180,000     none       none          none       none       none         none

 President,      2005    $180,000     none       none          none       none       none         none
Gary Lillian     2004    $180,000     none       none          none       none       none         none
                 2003    $180,000     none       none          none       none       none         none

    CFO,         2005    $180,000     none       none          none       none       none         none
   Richard       2004    $180,000     none       none          none       none       none         none
  Gartrell       2003    $180,000     none       none          none       none       none         none

    EVP,         2005    $147,750     none       none          none       none       none         none
   William       2004    $144,000     none       none          none       none       none         none
  Marshall       2003    $144,000     none       none          none       none       none         none

    SVP,         2005    $144,000     none       none          none       none       none         none
Stephen Corey    2004    $144,000     none       none          none       none       none         none
                 2003    $144,000     none       none          none       none       none         none

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2005, information concerning ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, each director or executive officer and all officers and directors as a group.

The following table sets forth as of December 31, 2005, information with respect to the shares of Common Stock beneficially ownership of Directors and Executive Officers of the Company:

      (1)                               (2)                                 (3)                  (4)
                                                                   Amount and Nature of
 Title of Class        Name and Address of Beneficial Owner          Beneficial Owner      Percent of Class
----------------       ----------------------------------------    ---------------------   ----------------
Common Stock           Cody Ashwell, San Diego, CA                        9,187,027              6.2%
Common Stock           Curci Investment Co., Newport Beach, CA            8,800,000              5.9%
Common Stock           Gary Lillian, San Diego, CA                          750,000              0.5%
Common Stock           Stephen Corey, La Jolla, CA                          750,334              0.5%
Common Stock           Richard A. Gartrell, Irvine, CA                    1,000,002              0.7%
Common Stock           William Marshall, San Diego, CA                    1,500,300              1.0%
Common Stock           William C. Baker, Newport Beach, CA                6,950,000              4.7%
Common Stock           Thomas Rielly, Newport Beach, CA                   5,690,000              3.8%
Common Stock           James Knapp, Newport Beach, CA                     2,250,000              1.5%
Common Stock           Terry Hackett, Newport Beach, CA                   1,350,000              0.9%
Common Stock           Jerry W. Carlton, Newport Beach, CA                1,200,000              0.8%
Common Stock           Richard Specter, Newport Beach, CA                   675,000              0.5%
Common Stock           Stanley A. Solomon, Newport Beach, CA                450,000              0.3%
Common Stock           Ronald Beard, Laguna Nigel, CA                       300,000              0.2%
All Officers and
Directors as a Group                                                     40,852,663             27.4%

It should be noted that as a group, the five top officers of the Company at the end of 2003 and 2005 contributed a total of 41,550,002 shares of Common Stock to the Company treasury in order to facilitate the raising of $9,700,000 in investment capital through private placement offerings completed in 2003 and 2005. The employment agreements of the contributing members of management were amended in light of these contributions.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                         NUMBER OF SHARES
                                        NUMBER OF SHARES TO BE     WEIGHTED AVERAGE      REMAINING AVAILABLE FOR
                                        ISSUED UPON EXERCISE OF    EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                                        OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS   EQUITY COMPENSATION
                                        WARRANTS, AND RIGHTS       WARRANTS AND RIGHTS   PLANS (1)
Equity compensation plans
approved by shareholders                --                         --                    --

Equity compensation plans not
approved by shareholders                384,031 (2)(3)             --                    --
                                        ------------------------------------------------------------------------

Total                                   384,031                    --                    --
                                        ------------------------------------------------------------------------

(1) Excludes number of shares to be issued upon exercise of outstanding options warrants.
(2) Some 384,031 of these warrants relate to compensation to outside marketing consultant. These are reserves for warrants that have been earned but may not yet been issued pursuant to agreements with the consultants based on consultants' attaining certain performance objectives. See Item 5 herein generally for further details regarding these and other compensation-related issuances.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 18, 2000, Mr. Kurt Toneys, then director and executive officer, purchased 2,850,000 shares of our Common Stock for $0.1875 per share by executing two promissory notes totaling $534,375, bearing interest at six percent per annum and due in February 2009. Mr. Toneys left the Company in August 2001. In June of 2002, the Company entered into an agreement with Mr. Toneys settling all matters relating to Mr. Toneys compensation and reimbursements and the promissory notes including interest owed. Mr. Toneys surrendered 1,750,100 of the 2,212,500 shares of Common Stock he held subject to the note and retained 462,400 shares. The Company issued Mr. Toneys 2,925,100 three-year warrants at a strike price equal to his original purchase price of $0.1875 cents per share, extinguished the promissory notes, and paid him $35,000 in cash. Mr. Toneys exercised warrants for 40,000 shares in 2004 and 826,212 shares in 2005 and the remainder of the warrants expired.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $34,500 for fiscal year 2004 and $37,500 to date for fiscal year 2005. Additional billing amounts are anticipated for 2005 audit.

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

Incorporated by reference is the Company's prior 10QSB's and 10KSB's financial reports filed with the Securities and Exchange Commission for years 2002, 2003, 2004 and 2005.