Form 10QSB
period 2006-03-31
JAVO BEVERAGE CO INC
filed 2006-05-11
CIK 1092302

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from January 1, 2006 to March 31, 2006

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                 Class                        Outstanding at April 30, 2006
      -----------------------------           -----------------------------
      Common Stock, $.001 par value                  149,479,927 shares

Transitional Small Business Disclosure Format (check one)  Yes     No X

Indicate by check mark whether the Registrant is a shell company (as defined
 In Rule 12b-2 of the Exchange Act)     Yes       No X

                           JAVO BEVERAGE COMPANY, INC.

                                                                           Page
                                                                          Number
                                                                          ------
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

                                  Javo Beverage Company, Inc.
                                 Condensed Balance Sheet as of
                                          (Unaudited)


                                                                                   March 31,        December 31,
ASSETS                                                                               2006               2005

Current Assets

     Cash                                                                        $    581,734      $   519,554
     Accounts receivable, net of allowance for doubtful accounts                      741,369          776,761
     Inventory, net of reserve for obsolescence                                     1,390,162        1,408,599
     Prepaid expenses                                                                  75,047           42,810
                                                                                 ------------      -----------
        Total current assets                                                        2,788,312        2,747,724

     Property and equipment, net                                                    1,013,814          985,102

Other Assets
     Deposits                                                                          20,242           20,242
     Intangibles - net of accumulated amortization                                    757,918          825,865
                                                                                 ------------      -----------
        Total other assets                                                            778,160          846,107
                                                                                 ------------      -----------

Total assets                                                                     $  4,580,286      $ 4,578,933
                                                                                 ============      ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable and accrued expenses                                       $  1,503,718      $ 1,199,156
     Accrued payroll and related benefits                                              51,797           27,318
     Current portion of long-term debt                                                 36,875           32,705
                                                                                 ------------      -----------
        Total current liabilities                                                   1,592,390        1,259,179

Long-term debt, net of current portion                                             14,793,761       14,756,302
Unamortized discount on long-term debt                                             (4,832,454)      (5,249,734)
                                                                                 ------------      -----------
     Net long-term debt                                                             9,961,307        9,506,568

Accrued long-term interest payable                                                  3,052,075        2,686,249
Commitments and contingencies                                                              --               --
                                                                                 ------------      -----------
   Total liabilities                                                               14,605,772       13,451,996
                                                                                 ------------      -----------

Stockholder's deficit
     Common stock, $0.001 par value; 150,000,000 shares authorized,                   149,479          149,479
        149,479,927 outstanding
     Additional paid-in capital                                                    21,358,413       21,356,872
     Accumulated deficit                                                          (31,533,378)     (30,379,414)
                                                                                 ------------      -----------
   Total stockholder's deficit                                                    (10,025,486)      (8,873,063)
                                                                                 ------------      -----------

Total liabilities and stockholders' deficit                                      $  4,580,286      $ 4,578,933
                                                                                 ============      ===========


                     The accompanying notes are an integral part of these
                                     financial statements

                                               3

                           Javo Beverage Company, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                   2006                2005
                                              -------------       -------------

Net sales                                     $   2,337,493       $   1,003,113
Cost of sales                                    (1,507,289)           (680,245)
                                              -------------       -------------
   Gross profit                                     830,204             322,868

Operating expenses:
   Research and development                         (40,834)            (31,482)
   Selling and marketing                           (377,773)           (235,508)
   General and administrative                      (726,267)           (598,773)
                                              -------------       -------------
   Total operating expenses                      (1,144,874)           (865,763)
                                              -------------       -------------
   Loss from operations                            (314,670)           (542,895)
                                              -------------       -------------

Other expenses:
   Interest income                                    1,730               5,650
   Interest expense                                (841,022)           (633,148)
   Other expense, net                                    --                (919)
                                              -------------       -------------
   Total other expenses                            (839,292)           (628,417)
                                              -------------       -------------
   Net loss                                   ($  1,153,962)      ($  1,171,312)
                                              =============       =============
Basic and diluted loss per share              ($      0.008)      ($      0.008)
                                              =============       =============
Basic and diluted weighted average
   common shares                                149,479,927         149,659,784
                                              =============       =============


              The accompanying notes are an integral part of these
                              financial statements

                                         Javo Beverage Company, Inc.
                                      Condensed Statements of Cash Flow
                                                 (Unaudited)


                                                                                                  Three Months ended
                                                                                                       March 31,
                                                                                                 2006              2005
                                                                                              ------------     ------------
Cash flows from operating activities:
   Net loss                                                                                   ($1,153,962)     ($1,171,312)

Adjustments to reconcile net loss to net cash provided/(used) in operating activities:
   Depreciation and amortization                                                                  561,658          425,138
   Issuance of warrants for services                                                                1,541            3,356

Changes in operating assets and liabilities:
   Trade receivables                                                                               35,391         (477,908)
   Inventories                                                                                     18,437         (144,007)
   Prepaid expenses and deposits                                                                  (32,237)           6,401
   Employee advances                                                                                   --             (300)
   Accounts payable and accrued expenses                                                          304,563          119,508
   Accrued payroll and related benefits                                                            24,478            1,297
   Accrued interest-five year loans                                                               365,825          270,471
                                                                                              ------------     ------------
Net cash provided/(used) in operating activities                                                  125,694         (967,356)
                                                                                              ------------     ------------

Cash flows from investing activities:
   Purchases of property & equipment                                                              (37,626)         (37,887)
                                                                                              ------------     ------------
Net cash used in investing activities                                                             (37,626)        (37,887)
                                                                                              ------------     ------------

Cash flows from financing activities:

   Five year loans payable                                                                             --          375,000
   Loan fee                                                                                            --          (37,499)
   Cash from exercise of warrants                                                                      --            2,125
   Repayments under capital lease obligations                                                     (22,870)              --
   Repayments on long-term debt borrowings                                                         (3,018)              --
                                                                                              ------------     ------------
Net cash provided by financing activities                                                         (25,888)        339,626
                                                                                              ------------     ------------

Net increase (decrease) in cash                                                                    62,180         (665,617)
Cash at beginning of period                                                                       519,554        2,092,172
                                                                                              ------------     ------------
Cash at end of period                                                                         $   581,734      $ 1,426,555
                                                                                              ============     ============

Non-cash financing and investing activities:
  Equipment from capital lease                                                                $    67,516      $        --
                                                                                              ============     ============
  Issuance of warrants for services                                                           $     1,541      $      3,356
                                                                                              ============     ============

                             The accompanying notes are an integral part of these
                                             financial statements

                                                      5

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2006 and the results of operations and of cash flows for the three month period ending March 31, 2006 and 2005. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE 2 - STOCKHOLDERS' DEFICIT - WARRANT ISSUANCES

In January 2006, the Company issued warrants for the purchase of 10,766 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,541 for the issuance of the warrants.

NOTE 3 - ACCOUNTS RECEIVABLE

As March 31, 2006 and December 31, 2005 the Company's accounts receivable

                                         March 31, 2006   December 31, 2005
        Accounts receivable               $   907,129        $   926,921
        Allowance for doubtful accounts      (165,760)          (150,160)
                                          ------------       ------------
                                          $   741,369        $   776,761
                                          ============       ============
NOTE 4 - INVENTORY

At March 31, 2006 and December 31, 2005 respectively, the Company's inventory was comprised of the following:

                                         March 31, 2006   December 31, 2005
                  Raw materials           $   382,106        $   481,663
                  Work in progress            647,798            504,778
                  Finished goods              398,514            460,414
                  Inventory reserve           (38,256)           (38,256)
                                          ------------       ------------
                                          $ 1,390,162        $ 1,408,599
                                          ============       ============
NOTE 5 - INTANGIBLE ASSETS

Intangible assets include loan costs of $1,133,550 net of amortization of $639,187 or $494,363. The Company recorded loan fee amortization expense of $56,677 and $53,281 for the quarter ending March 31, 2006 and 2005, respectively. In 2005, the Company entered into a five year contract to be the mandated liquid coffee provider for a large contract feeder. In connection with that contract, the Company agreed to pay a Conversion fee of $900,000 which is being amortized over the term of the five year contract. The Company paid $300,000 of the fee in September 2005. The exact time of the payment of the remaining $600,000 is not determined at this time and is contingent upon future product sales. In the first quarter ended March 31, 2006, the Company recorded conversion fee amortization expense of $11,271. The conversion fee net of the $36,445 expense and the $600,000 remaining payable or $300,000 is reported on the balance sheet as part of the Company's intangible assets.

Intangible assets, net as of              March 31, 2006   December 31, 2005
         Loan fee                         $    1,133,550    $    1,133,550
         Conversion fee                          300,000           300,000
                                           --------------    --------------
                                               1,433,550         1,433,550
         Accumulated amortization               (675,632)         (607,685)
                                           --------------    --------------
         Net intangibles                  $      757,918     $     825,865
                                           ==============    ==============

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. The leases require monthly payments of $22,119. The Company's future annual minimum lease payments as of December 31, 2005 are as follows:

                            As of               December 31, 2005
                            -----               -----------------
                            2006                  $    267,420
                            2007                       275,445
                            2008                       283,704
                            2009                       267,320
                                                  ------------
                                                  $  1,093,889
                                                  ============

NOTE 7 - LONG-TERM DEBT

The Company's long-term debt matures are shown in the table below. These promissory notes are unsecured and have no conversion rights to Company stock. In January 2006, the Company entered into a capital lease agreement for equipment, payable in 60 monthly installments of $1,330, including interest at 17.27% per annum.

  As of                                  March 31, 2006     December 31, 2005
  -----                                  --------------     -----------------
  Current Portion of Long-Term Debt        $    36,875         $    32,705

                               2007          5,032,936           5,052,042
                               2008          6,031,379           6,026,021
                               2009          2,263,464           2,250,000
                               2010          1,465,982           1,450,000
                         Thereafter                  -                   -
                                           -----------         -----------
                                           $14,830,636         $14,810,768
                                           ===========         ===========

NOTE 8 - RELATED PARTY TRANSACTION

In 2005 the Company entered into a seven year agreement with Javo Dispenser, LLC to rent liquid concentrate dispensers for placement at its customer locations. Javo Dispenser, LLC is a Delaware limited liability company owned by certain directors and shareholders of the Company. Javo Dispenser, LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid concentrate dispensers to be rented solely to the Company. At the end of the agreement, the Company has the right to acquire the dispensers for $1. As of March 31, 2006, the LLC had purchased 312 dispensers worth $750,100. The LLC has $1,249,900 remaining on its facility to acquire dispensers to rent to the Company. The Company accrued an expense of $66,757 for dispenser rent in the first quarter ended March 31, 2006.

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

METHOD OF PRESENTATION

The accompanying condensed financial statements include the accounts of the Company. The accompanying condensed financial statements reflect the historical assets and liabilities, and the related historical operations of Stephen's Coffee Co., Inc. for all periods presented.

QUARTER ENDING MARCH 31, 2006 COMPARED TO QUARTER ENDING MARCH 31, 2005.

During the quarter ending March 31, 2006, the Company's gross revenues increased from the same quarter of the previous year, $2,337,493 versus $1,003,113. The increase of 133% is primarily due to the continued sales efforts of our sales team to sell products and install dispensers in the independent foodservice markets and the increase demand of our latte and tea products. The Company realized growth in its ingredient, dispensed hot and iced coffees and tetra lines. The Company continues to add national distribution of its products and intends to expand its sales department with personnel. The Company anticipates continued growth in each of its product lines for the remainder of the year.

During the quarter ending March 31, 2006, the Company's research and development expenses increased from $31,482 to $40,834 or $9,352. The increase of 29.7% was primarily due to the hiring of a laboratory technician to help in the product formulation and testing. The Company anticipates it will continue research and development costs at or slightly above the current rate for the remainder of 2006. The Company will continue to respond to customer demands for customized products and to develop other specialty coffee and tea products.

During the quarter ending March 31, 2006, the Company's sales and marketing expenses increased from $235,508 to $377,773 or $142,265. The increase of 60.4% reflects the addition of sales personnel, the variable increase in sales commissions and marketing allowances related to the Company's increased sales and increased travel and entertainment costs as the Company expanded its product distribution and sales nationally. The Company anticipates sales and marketing costs with continue to grow as it hires at least three national sales persons and variable expenses related to its anticipated sales growth. These additional sales persons are anticipated to generate significant additional sales as they focus on specific national customers and sales channels.

During the quarter ending March 31, 2006, the Company's general and administrative expenses increased from $598,773 to $726,267 or $127,494. The increase of 29.7% was primarily due to the additions of accounting staff, increases in insurance expense for expanded coverage limits and increasing revenues, one time expenses for development of a new website, an increase in the reserve for bad debt expense and increases due to normal inflation of rents, telephone and utility expenses in 2006 over 2005. The Company anticipates that general and administrative expense should remain relatively constant for the remainder of 2006. The Company does anticipate hiring at least one additional accountant later in 2006.

Operating expenses increased from $865,763 to $1,144,874, representing an increase of $279,111 or 32.2%. The increase is composed of: research & development of $9,352, sales and marketing of $142,264, and general and administrative of $127,494. These increases were primarily due to building out the Company staff, improving systems and increases in insurance coverage. These increased expenses are preparing the Company for significant anticipated growth in sales.

Other expenses increased by $210,876 from $628,417 to $839,292 during the three months ending March 31, 2006 over the same quarter in 2005. The increase was primarily due to an increase in accrued interest expense and the non-cash amortization of the discount related to its long-term notes totaling $207,875. Over one half of the $839,292 other expenses in the 1st quarter 2006, $417,279 is amortization of non-cash expense recorded in connection with the Company's issuance of stock in connection with its long term debt. The Company's other expenses per quarter will increase approximately $50,000 quarter over quarter for the remainder of 2006.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

QUARTER ENDING MARCH 31, 2006 COMPARED TO QUARTER ENDING MARCH 31, 2005. - Continued

For the current quarter, the Company had a loss of $1,153,962 or ($0.008) per 149,479,927 weighted average number of shares outstanding, as compared to a loss of $1,171,312 or ($0.008) per share, based on 149,659,784 weighted average number of shares outstanding, in the same quarter of the previous year. The net loss includes non-cash depreciation and amortization expenses of $586,832, including non-cash expenses of $76,431 for depreciation, $11,271 for conversion fee amortization, $56,718 for loan fee amortization and $417,238 for amortization of non-cash discount on its long-term debt. The Company anticipates its quarterly net losses will decrease through the remainder of 2006 with its anticipated growth increase in gross revenues, related increase in gross profit and relatively operating expenses for the remainder of 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had cash or cash equivalents of $581,734, current assets of $3,651,867 and total assets of $5,180,286 versus cash or cash equivalents of $1,426,555, current assets of $2,849,049 and total assets of $4,465,801 in 2005. For the three months ending March 31, 2006, the Company had positive cash flows from operating activities of $125,694. The primary source of liquidity for the Company in the future will be from increasing sales of its products. The Company's management is confident that the Company's working capital and financing arrangements are sufficient to cover its capital requirements. Should it be necessary, the Company's management is confident that it can raise additional capital.

As of March 31, 2006, the Company had current liabilities totaling $1,592,390 versus $869,737 for the same quarter in 2005. Long-term notes, including interest accrued increased from $9,602,144 in March 2005 to $13,013,382 in March 2006 with the funding of additional five year notes, and the increase in accrued interest and amortization of the non-cash discount on the Company's five year notes. Accrued interest on the five year notes increased from $1,727,754 as of March 31, 2005 to $3,052,075 as of March 31, 2006. The five-year note obligations as of March 31, 2006 were offset by a discount recorded of $4,832,454 resulting from the issuance of stock in connection with the funding of five-year notes. This discount, which includes the discount recorded from the $3,700,000 debt offering completed in 2005, is being amortized over the term of the five year notes as additional interest. Five million dollars of the Company's long term debt plus related accrued interest is due in April 2007. The Company's management is confident it will be able to re-negotiate or refinance the Company's long term debts prior to their maturity date.

The Company continues to operate at a deficit and as of March 31, 2006, had an accumulated deficit of $31,533,378. Shareholder's deficit as of March 31, 2006, was $10,025,486. The Company will continue to show decreasing quarterly losses for the remainder of 2006. The reported losses will decrease as the Company's gross sales increase. The Company will continue to record significant non-cash expenses due to amortization of its long-term debt discounts. These non-cash expenses for amortization of debt discount and loan fees will be $500,978, $529,755 and $529,755, respectively for the 2nd, 3rd and 4th calendar quarters for the remainder of 2006. However, the Company anticipates it will generate positive cash flow from operating activities through the remainder of the 2006.

Investing activities during the three months ending March 31, 2006 was comprised of purchases of property and equipment of $37,626. At present, the Company does not have material commitment to acquire capital equipment of property.

Other than as described above, there are no known trends, events, or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. The primary source of liquidity in the future will be from increasing sales of its products. As a result, the Company's management is confident that the Company's working capital and financing arrangements are sufficient to cover its capital requirements through 2006. If necessary, the Company can raise additional capital.

There are no known trends, events, or uncertainties reasonably expected to have a material impact on the revenues or income from continuing operations of the Company. Any income or loss generated will be from continuing operations and there are no materially seasonal aspects to the business of the Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, has involved claims for damages that would be material to our financial condition. In our most recent Form 10-KSB, as filed with the SEC on April 15, 2006, we previously reported no outstanding legal proceedings, and no material changes occurred during the fiscal period that is the subject of this report on Form 10-QSB.

ITEM 2.  CHANGES IN SECURITIES

In the first quarter 2006, the Company did not issue any shares of restricted common stock in connection with debt offering.

In January 2006, the Company issued warrants for the purchase of 10,766 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,618 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                           JAVO BEVERAGE COMPANY, INC.

Date:    May 10, 2006                                /s/ Cody C. Ashwell
      ------------------                            ---------------------------
                                                    Cody C. Ashwell
                                                    Chairman and Chief
                                                    Executive Officer

Date:    May 10, 2006                                /s/ RICHARD A. GARTRELL
      ------------------                            ---------------------------
                                                    Richard A. Gartrell
                                                    Chief Financial Officer