Form 10QSB
period 2006-06-30
JAVO BEVERAGE CO INC
filed 2006-08-14
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006         Commission File No. 0-26897

                           JAVO BEVERAGE COMPANY, INC.


               Delaware                                48-1359136
  ---------------------------------      -----------------------------------
   (State or Other Jurisdiction of                   (IRS Employer
    Incorporation or Organization)               Identification Number)

                                     ADDRESS
                              1311 Specialty Drive
                                Vista, CA. 92081

                                 (760-560-5286)
                (Issuer's Telephone Number, Including Area Code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                  Yes [X] No[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated file [ ] Accelerated filer [ ] Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                Class                       Outstanding at August 1, 2006
    -------------------------------       ---------------------------------
     Common Stock, $.001 par value               149,504,927 shares

                           JAVO BEVERAGE COMPANY, INC.
                                  JUNE 30 2006

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Condensed Financial Statements (Unaudited)

                      Condensed Balance Sheet as of
                      June 30, 2006 and December 31, 2005                  3

                      Condensed Statements of Operations for the
                      three months ended June 30, 2006 and for
                      the six-month ending June 30, 2006                   4

                      Condensed Statements of Cash Flows for
                      the six-month ending June 30, 2006 and
                      June 30, 2005                                        5

                      Notes to Condensed Financial Statements              6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6

         ITEM 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                             16

         ITEM 4.  Control and Procedures                                16

         ITEM 5.  Controls and Procedures                                 16

PART II. OTHER INFORMATION                                                17

         ITEM 1.  Legal Proceedings                                       17

         ITEM 1a. Risk Factors                                            17

         ITEM 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                         17

         ITEM 3.  Defaults Upon Senior Securities                         17

         ITEM 4.  Submissions of Matters to a Vote of Security Holders    17

         ITEM 5.  Other Information                                       17

         ITEM 6.  Exhibits                                                17

SIGNATURE PAGE                                                            18


                                         Javo Beverage Company, Inc.
                                        Condensed Balance Sheet as of


                                                                               (Unaudited)
                                                                                 June 30,      December 31,
                                                                                   2006            2005
                                                                               ------------   --------------
ASSETS

Current assets
    Cash                                                                       $   256,401    $     519,554
    Accounts receivable, net of allowance for doubtful accounts                    906,314          776,761
    Inventory, net of reserve for obsolescence                                   1,829,064        1,408,599
    Prepaid expenses                                                               113,869           42,810
    Employee advances                                                                1,000                -
                                                                               ------------   --------------
    Total current assets                                                         3,106,648        2,747,724

    Property and equipment, net                                                    976,006          985,102

Other Assets
    Deposits                                                                        20,242           20,242
    Intangibles, net of accumulated amortization                                   300,300          825,865
                                                                               ------------   --------------
    Total other assets                                                             320,542          846,107
                                                                               ------------   --------------

Total assets                                                                   $ 4,403,196    $   4,578,933
                                                                               ============   ==============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
    Accounts payable and accrued expenses                                      $ 1,826,449    $   1,199,156
    Accrued payroll and related benefits                                            65,004           27,318

    Current portion of accrued interest of long-term debt                          189,543               --
    Current portion of long-term debt                                              554,949           32,705
                                                                               ------------   --------------
      Total current liabilities                                                  2,635,945        1,259,179

Long-term debt, net of current portion                                             863,187       14,756,302
Unamortized discount on long-term debt                                            (391,456)      (5,249,734)
                                                                               ------------   --------------
      Net long-term debt                                                           471,731        9,506,568

Accrued long-term interest payable                                                 109,107        2,686,249
                                                                               ------------   --------------
      Total liabilities                                                          3,216,783       13,451,996
                                                                               ------------   --------------

Stockholders' deficit
    Preferred stock, $0.001 par value; 10,000,000 shares authorized
    1,735,880 outstanding, redemption value $17,358,800                         17,358,799                -
    Common stock, $0.001 par value; 150,000,000 shares authorized.
    149,479,927 outstanding                                                        149,505          149,479
    Additional paid-in capital                                                  21,365,638       21,356,872
    Accumulated deficit                                                        (37,687,529)     (30,379,414)
                                                                               ------------   --------------
      Total stockholders' deficit                                                1,186,413       (8,873,063)
                                                                               ------------   --------------

Total liabilities and stockholders' deficit                                    $ 4,403,196    $   4,578,933
                                                                               ============   ==============

                             The accompanying notes are an integral part of these
                                             financial statements


                                               Javo Beverage Company, Inc.
                                            Condensed Statement of Operations
                                                       (Unaudited)


                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                              2006            2005            2006            2005
                                                         --------------  --------------  --------------  --------------
Net sales                                                $   3,177,680   $   1,059,241   $   5,515,173   $   2,062,354

Cost of sales                                               (1,984,089)       (681,041)     (3,491,378)     (1,361,286)
                                                         --------------  --------------  --------------  --------------
  Gross profit                                               1,193,591         378,200       2,023,795         701,068

Operating expenses:
  Research and development                                     (36,742)        (21,912)        (77,576)        (53,394)
  Selling and marketing                                       (477,654)       (261,467)       (855,427)       (496,976)
  General and administrative                                  (745,829)       (642,860)     (1,472,096)     (1,241,634)
                                                         --------------  --------------  --------------  --------------
Total operating expenses                                    (1,260,225)       (926,239)     (2,405,099)     (1,792,004)
                                                         --------------  --------------  --------------  --------------

Loss from operations                                           (66,634)       (548,039)       (381,304)     (1,090,936)
                                                         --------------  --------------  --------------  --------------

Other expenses:
  Interest income                                                2,259           3,614           3,989           9,265
  Interest expense                                            (891,887)       (680,383)     (1,732,909)     (1,313,530)
  Accelerated interest expense                              (5,197,890)             --      (5,197,890)             --
                                                         --------------  --------------  --------------  --------------
  Other expense, net                                                --              --              --            (919)
                                                         --------------  --------------  --------------  --------------
Total other expenses                                        (6,087,518)       (676,769)     (6,926,810)     (1,305,184)
                                                         --------------  --------------  --------------  --------------

Net loss                                                   ($6,154,152)    ($1,224,808)    ($7,308,114)    ($2,396,120)
                                                         ==============  ==============  ==============  ==============

Basic and diluted loss per share                               ($0.041)        ($0.008)        ($0.049)        ($0.016)
                                                         ==============  ==============  ==============  ==============
Basic and diluted weighted average common shares           149,479,927     149,482,910     149,479,927     149,570,858
                                                         ==============  ==============  ==============  ==============


                                  The accompanying notes are an integral part of these
                                                  financial statements


                                          Javo Beverage Company, Inc.
                                       Condensed Statements of Cash Flow
                                                  (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                     2006            2005
                                                                                --------------  --------------
Cash flows from operating activities:
   Net loss                                                                       ($7,308,114)    ($2,396,119)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                    1,857,163       1,199,162
   Accelerated interest and discount converted to preferred stock                   5,197,890               -
Expense recognized from sale of stock at less than fair value
   Issuance of common stock for compensation                                            7,250               -
   Issuance of warrants for services                                                    1,516        (123,081)
Changes in operating assets and liabilities:
   Accounts receivables                                                              (129,554)       (562,428)
   Inventories                                                                       (420,465)       (431,400)
   Prepaid expenses and deposits                                                      (96,232)       (919,495)
   Employee advances                                                                   (1,000)         (1,450)
   Accounts payable and accrued expenses                                              638,367       1,115,457
   Accrued payroll and related benefits                                                37,686          15,017
   Accrued interest payable                                                            65,878         562,668
                                                                                --------------  --------------
Net cash used in operating activities                                                (149,515)     (1,541,669)
                                                                                --------------  --------------

Cash flows from investing activities:
   Purchases of property and equipment                                                (76,702)        (94,041)
                                                                                --------------  --------------
Net cash used in investing activities                                                 (76,702)        (94,041)
                                                                                --------------  --------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                             -         925,000
   Loan cost                                                                                -         (68,750)
   Repayments under capital lease obligations                                         (22,869)              -
   Repayments on long-term debt borrowings                                            (14,067)              -
   Proceeds from exercised warrants                                                         -           2,125
                                                                                --------------  --------------
Net cash provided by financing activities                                             (36,936)        858,375
                                                                                --------------  --------------

Net (decrease) in cash                                                               (263,153)       (777,335)
Cash at beginning of period                                                           519,554       2,092,172
                                                                                --------------  --------------
Cash at end of period                                                           $     256,401   $   1,314,837
                                                                                ==============  ==============

Non-cash financing and investing activities:
    Issuance of preferred stock                                                 $  17,358,799   $          --
    Equipment from capital lease                                                $      67,516   $          --
 Supplemental information
    Income taxes paid                                                           $       2,399   $       7,496
    Interest paid                                                               $      12,087   $         348


                              The accompanying notes are an integral part of these
                                              financial statements

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's 2005 Annual Report on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements contain all known accruals and adjustments necessary to present fairly the Company's financial position as of June 30, 2006 and the results of operations and of cash flows for the six month period ending June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain reclassifications to prior periods have been made to conform to the current presentation. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - CHANGES IN SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

SHARE-BASED PAYMENTS

The Company adopted the provisions of SFAS 123( R), SHARE-BASED PAYMENTS, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company has no outstanding employee options or share-based payment awards with market or performance conditions. The implementation of SFAS 123(R) did not have a material effect on the Company's financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT) - COMMON STOCK, PREFERRED STOCK, AND WARRANT ISSUANCES

COMMON STOCK ISSUANCES

In June 2006, the Company issued 25,000 shares of the Company restricted common stock to an employee in connection with an employment agreement. The Company recorded a non-cash expense of $7,250 for the issuance of stocks. The expense was based on the fair market value of the shares as of the date of employment.

SERIES B PREFERRED STOCK ISSUANCES

In June 2006, the Company issued 1,735,880 in Series B Preferred Stock in return for surrender of $13,412,500 of original promissory note principal and $3,946,299 of related accrued interest as of June 30, 2006. In connection with the issuance of the Series B Preferred Stock, the Company wrote off the associated debt discount and loan fees totaling approximately $5 million as additional interest expense.

WARRANT ISSUANCES

In January 2006, the Company issued warrants for the purchase of 10,766 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,541 for the issuance of the warrants. No more warrants may be earned through this consulting agreement.

NOTE 4 - ACCOUNTS RECEIVABLE

As of June 30, 2006 and December 31, 2005, the Company's accounts receivable were:

                                         June 30, 2006    December 31, 2005
                                        ---------------  -------------------
Accounts receivable                     $    1,087,083   $          926,921
Allowance for doubtful accounts               (180,769)            (150,160)
                                        ---------------  -------------------
                                        $      906,314   $          776,761
                                        ===============  ===================

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 5 - INVENTORY

As of June 30, 2006 and December 31, 2005, respectively, the Company's inventory was comprised of the following:

                                         June 30, 2006    December 31, 2005
                                        ---------------  -------------------

Raw materials                           $      341,323   $          481,663
Work in progress                             1,034,688              504,778
Finished goods                                 491,309              460,414
Inventory reserve                              (38,256)             (38,256)
                                        ---------------  -------------------
                                        $    1,829,064   $        1,408,599
                                        ===============  ===================

NOTE 6 - INTANGIBLE ASSETS

Intangible assets include loan costs of $1,133,550 net of amortization of $1,084,235 or $49,315. The Company recorded accelerated loan costs amortization expense of $388,370 in connection with the conversion of a portion of its promissory notes to preferred stock. The Company recorded loan fee amortization expense of $501,725 and $54,111 for the quarter ending June 30, 2006 and 2005, respectively. In 2005, the Company entered into a five year contract to be the mandated liquid coffee provider for a large contract feeder. In connection with that contract, the Company agreed to pay a Conversion Fee of $900,000 which is being amortized over the term of the five year contract. The Company paid $300,000 of the fee in September 2005. The exact time of the payment of the remaining $600,000 is not determined at this time and is contingent upon future product sales. In the second quarter ended June 30, 2006, the Company recorded conversion fee amortization expense of $12,571. The conversion fee net of the $49,015 expense and the $600,000 remaining payable or $300,000 is reported on the balance sheet as part of the Company's intangible assets.

Intangible assets, net as of             June 30, 2006    December 31, 2005
                                        ---------------  -------------------
Loan fee                                $    1,133,550   $        1,133,550
Conversion fee                                 300,000              300,000
                                        ---------------  -------------------
                                             1,433,550            1,433,550
Accumulated amortization                    (1,133,250)            (607,685)
                                        ---------------  -------------------
Net intangibles                         $      300,300   $          825,865
                                        ===============  ===================

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. The Company's future annual minimum lease payments as of December 31, 2005 are as follows:

             Year Ending
             2006                                 $     267,420
             2007                                       275,445
             2008                                       283,704
             2009                                       267,320
                                                  --------------
                                                  $   1,093,889
                                                  ==============

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

NOTE 8 - LONG-TERM DEBT AND SERIES B PREFERRED STOCK

The Company's long-term debt matures are shown in the table below. These promissory notes are unsecured and have no conversion rights to Company stock. In January 2006, the Company entered into a capital lease agreement for grinding equipment, payable in 60 monthly installments of $1,330, including interest at 17.27% per annum. This lease matures in 2010.

As of                                    June 30, 2006    December 31, 2005
                                        ---------------  -------------------
Current Portion of Long-Term Debt       $      554,949   $           32,705
July through December 2007                      14,862            5,052,042
2008                                           268,879            6,026,021
2009                                            38,464            2,250,000
2010                                           540,982            1,450,000
Thereafter                                           -                    -
                                        ---------------  -------------------
                                        $    1,418,136   $       14,810,768
                                        ===============  ===================

The Company converted $13,412,500 in promissory notes plus the related accrued interest of $3,946,299 to 1,735,880 shares of Series B Preferred Stock as of June 30, 2006. The Series B Preferred Stock is non-voting, not convertible to common stock and accrues a dividend of $1 per year per share payable in kind as additional Series B Preferred Stock or cash at the Company's option. The Series B Preferred Stock is redeemable at the Company's option at $10 per share starting July 2008. See detailed terms in preferred stock agreement attached to an 8K filed in June 2006. The Company recorded accelerated interest expense of $803,414, accelerated amortization of loan costs of $388,370 and accelerated amortization of debt discount of $4,006,106 or $5,197,890 in accelerated non-cash expense in this quarter in connection with the debt conversion. The Company anticipates some or potentially all of the remaining promissory notes totaling $1,287,500 plus accrued interest will be converted to additional shares of Series B Preferred Stock in July and August of 2006.

NOTE  9 - RELATED PARTY TRANSACTION

In 2005 the Company entered into a seven year agreement with Javo Dispenser, LLC to rent liquid concentrate dispensers for placement at its customer locations. Javo Dispenser, LLC is a Delaware limited liability company owned by certain directors and shareholders of the Company. Javo Dispenser, LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid concentrate dispensers to be rented solely to the Company. At the end of the agreement, the Company has the right to acquire the dispensers for $1. As of June 30, 2006, the LLC had purchased 338 dispensers worth $850,100. The LLC has $1,149,900 remaining on its facility to acquire dispensers to rent to the Company. The Company accrued an expense of $71,308 for dispenser rent in the second quarter ended June 30, 2006.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made including but not limited to, the following:

      o The impact of rapid or persistent fluctuations in the price of coffee beans;
      o     Fluctuations in the supply of coffee beans;
      o General economic conditions and conditions which affect the market for coffee;
      o The effects of competition from other coffee manufacturers and other beverage alternatives;
      o     Changes in consumption of coffee;
      o Company's ability to generate sufficient cash flows to support capital plans and general operating activities;
      o     The introduction of new products;
      o Laws and regulations and/or changes therein including changes in accountings standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), environmental laws, changes in any food and drug laws, specially those that may affect the way in which the Company's products are marketed and/or labeled and/or sold;
      o     The Company's ability to penetrate new markets;
      o The terms and/or availability of credit facility and the actions of its creditors;
      o     Unforeseen economic and political changes;
      o The Company's ability to make suitable arrangements for the co-packing of certain of its products;
      o     Volatility of stock prices may restrict sales opportunities;
      o Unilateral decisions by distributors and other customers to discontinue buying all or any of the Company's products that they are purchasing at this time.

The foregoing list of important factors and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission are not exhaustive.

You are strongly encouraged to consider these factors when evaluating forward-looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

OVERVIEW

Based in San Diego County in the city of Vista, California, Javo Beverage Company, Inc. is the innovation leader in the manufacture of coffee and tea-based dispensed beverages, drink mixes and flavor systems. The Company has successfully commercialized a proprietary brewing technology that yields fresh brewed coffees and teas that are flavorful, concentrated and stable. As a result, they have broad applications in the foodservice, food manufacturing and beverage industries. For foodservice operators, Javo makes it possible to serve great tasting hot coffees and cold specialty coffee beverages from convenient "On Demand" dispenser-based systems. Javo also assists food and beverage processors seeking authentic and robust coffee and tea flavors with the development and supply of customized ingredients for their packaged foods and ready-to-drink beverages. Through its selling, service and distribution operations, Javo supplies a growing list of national and international foodservice operations, specialty coffee retailers, restaurant chains and food manufacturers. The Company sees on-going substantial growth in the coffee and tea product markets which its targets with its variety of products and delivery systems.

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

METHOD OF PRESENTATION

The accompanying condensed financial statements include the accounts of the Company. The accompanying condensed financial statements reflect the historical assets and liabilities, and the related historical operations of Stephen's Coffee Co., Inc. and La Jolla Fresh Squeezed Coffee for all periods presented.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

QUARTER ENDING JUNE 30, 2006 COMPARED TO QUARTER ENDING JUNE 30, 2005.

The following tablet sets forth the key statistics for the three-months ended June 30, 2006 and 2005, respectively.

                                              Javo Beverage Company, Inc.
                                           Condensed Statement of Operations
                                                      (Unaudited)


                                                                                                   Change
                                                                                       ------------------------------
                                                             Three Months Ended           3 Months        3 Months
                                                                  June 30,             --------------  --------------
                                                            2006           2005            '06-05             %
                                                       --------------  --------------  --------------  --------------
Net sales                                              $   3,177,680   $   1,059,241   $   2,118,439            200%
Cost of sales                                             (1,984,089)       (681,041)     (1,303,048)           191%
                                                       --------------  --------------  --------------  --------------
  Gross profit                                             1,193,591         378,200         815,391            216%
Operating expenses:
  Research and development                                   (36,742)        (21,912)        (14,830)            68%
  Selling and marketing                                     (477,654)       (261,467)       (216,187)            83%
  General and administrative                                (745,829)       (642,860)       (102,969)            16%
                                                       --------------  --------------  --------------  --------------
Total operating expenses                                  (1,260,225)       (926,239)       (333,986)            36%
                                                       --------------  --------------  --------------  --------------
Loss from operations                                         (66,634)       (548,039)        481,405            -88%
                                                       --------------  --------------  --------------  --------------

Other expenses:
  Interest income                                               2,259          3,614          (1,355)           -37%
  Interest expense                                          (891,887)       (680,383)       (211,504)            31%
  Accelerated interest expense                            (5,197,890)             --      (5,197,890)       Infinite
                                                       --------------  --------------  --------------  --------------
  Other expense, net                                              --              --              --              0%
                                                       --------------  --------------  --------------  --------------
Total other expenses                                      (6,087,518)       (676,769)     (5,410,749)           799%
                                                       --------------  --------------  --------------  --------------
Net loss                                                 ($6,154,152)    ($1,224,808)    ($4,929,344)           402%
                                                       ==============  ==============  ==============  ==============
Basic and diluted loss per share                             ($0.041)        ($0.008)
                                                       ==============  ==============
Basic and diluted weighted average common shares         149,479,927     149,482,910
                                                       ==============  ==============

GROSS SALES: During the quarter ending June 30, 2006, the Company's gross revenues increased from the same quarter of the previous year, $3,177,680 versus $1,059,241. The increase of 200% is primarily due to the continued sales efforts of our sales team to sell products and install dispensers in the independent foodservice markets and the increase demand for our latte and tea products. The Company realized growth in its ingredient, dispensed hot and iced coffees and syrups & mixes lines.

The Company continues to add national distribution of its products and intends to expand its sales department with personnel. The Company anticipates continued growth in each of its product lines for the remainder of the year.

GROSS PROFIT: During the quarter ending June 30, 2006, the Company's gross profit increased from the same quarter of the previous year, $1,193,591 versus $378,200, or $815,291. The increase of 216% is primarily due to increased gross sales but also due to improvements in gross profit margin due to spreading fixed overhead expenses over increased sales.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

QUARTER ENDING JUNE 30, 2006 COMPARED TO QUARTER ENDING JUNE 30, 2005. - CONT'D

RESEARCH AND DEVELOPMENT: During the quarter ending June 30, 2006, the Company's research and development expenses increased from the same quarter in 2005, $21,912 to $36,742 or $14,830. The increase of 68% was primarily due to the hiring of a laboratory technician to help in product formulation and testing. The Company anticipates it will continue research and development costs at or slightly above the current rate for the remainder of 2006. The Company will continue to respond to customer demands for customized products and to develop other specialty coffee and tea products.

SALES AND MARKETING: During the quarter ending June 30, 2006, the Company's sales and marketing expenses increased from $261,467 to $477,654 or $216,187. The increase of 83% reflects the addition of sales personnel, the variable increase in sales commissions and marketing allowances related to the Company's increased sales and increased travel and entertainment costs as the Company expanded its product distribution and sales nationally. The Company anticipates sales and marketing costs will continue to grow as it hires at least two national sales persons and variable expenses related to its anticipated sales growth. These additional sales persons are anticipated to generate significant additional sales as they focus on specific national customers and sales channels.

GENERAL AND ADMINISTRATIVE: During the quarter ending June 30, 2006, the Company's general and administrative expenses increased from $642,860 to $745,829 or $102,969. The increase of 16% was primarily due to the additions of accounting staff, increases in insurance expense for expanded coverage limits and increasing revenues, one time expenses for development of a new website, a precautionary increase in the reserve for bad debt expense and increases due to normal inflation of rents, telephone and utility expenses in 2006 over 2005. The Company anticipates that general and administrative expense should remain relatively constant for the remainder of 2006. The Company does anticipate hiring one or two additional accountants later in 2006.

OPERATING EXPENSES: Operating expenses increased from $926,239 to $1,260,225, representing an increase of $333,986 or 36%. The increase is composed of: research & development of $14,830, sales and marketing of $216,187, and general and administrative of $102,969. These increases were primarily due to building out the Company staff, improving systems and increases in insurance coverage. These increased expenses are preparing the Company for significant anticipated growth in sales.

OTHER EXPENSES: Other expenses increased by $5,410,749 from $676,769 to $6,087,518 during the three months ending June 30, 2006 over the same quarter in 2005. The increase was primarily due to accelerated interest expense, the unamortized loan cost and debt discounts amortization of approximately $5,197,890 recorded in connection with the conversion of promissory notes totaling $13,412,500 plus accrued interest of $3,946,299 to Series B Preferred Stock as of June 30, 2006. The Company anticipated that interest expense for the remainder of 2006 will be significantly less then this and prior quarters. The Company is continuing to work on converting the remaining $1,287,500 in principal plus accrued interest to preferred stock.

CURRENT LOSS: For the current quarter, the Company had a loss of $6,154,152 or ($0.041) per 149,479,927 weighted average number of shares outstanding, as compared to a loss of $1,224,808 or ($0.008) per share, based on 149,482,910 weighted average number of shares outstanding, in the same quarter of the previous year. The net loss includes non-cash depreciation and amortization expenses of $4,975,502, including non-cash expenses of $76,884 for depreciation, $12,571 for conversion fee amortization, $445,048 for loan fee amortization and $4,440,999 for amortization of non-cash discount on its long-term debt. The Company anticipates its quarterly net losses will decrease substantially for the remainder of 2006. The Company anticipates continued growth in gross revenues, and increases in gross profits with relatively increases operating expenses for the remainder of 2006. With the elimination of approximately 91% of its promissory notes and the related reduction in interest accrual and amortization of loan fees and debt discount, the Company anticipates significant improvement in its quarterly results for the remainder of 2006. The Company had positive earnings before interest, taxes, depreciation and amortization (EBITDA) in the 2nd quarter ending June 30, 2006.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

SIX MONTHS ENDING JUNE 30, 2006 COMPARED TO SIX MONTHS ENDING JUNE 30, 2005

The following tablet sets forth the key statistics for the six-months ended June 30, 2006 and 2005, respectively

                                              Javo Beverage Company, Inc.
                                           Condensed Statement of Operations
                                                      (Unaudited)

                                                                                                   Change
                                                                                       ------------------------------
                                                               Six Months Ended           6 Months        6 Months
                                                                   June 30,            --------------  --------------
                                                            2006            2005           '06-05             %
                                                       --------------  --------------  --------------  --------------
Net sales                                              $   5,515,173   $   2,062,354   $   3,452,819            167%
Cost of sales                                             (3,491,378)     (1,361,286)     (2,130,092)           156%
                                                       --------------  --------------  --------------  --------------
  Gross profit                                             2,023,795         701,068       1,322,727            189%
Operating expenses:
  Research and development                                   (77,576)        (53,394)        (24,182)            45%
  Selling and marketing                                     (855,427)       (496,976)       (358,451)            72%
  General and administrative                              (1,472,096)     (1,241,634)       (230,462)            19%
                                                       --------------  --------------  --------------  --------------
Total operating expenses                                  (2,405,099)     (1,792,004)       (613,095)            34%
                                                       --------------  --------------  --------------  --------------
Loss from operations                                        (381,304)     (1,090,936)        709,632            -65%

Other expenses:
  Interest income                                              3,989           9,265          (5,276)           -57%
  Interest expense                                        (1,732,909)     (1,313,530)       (419,379)            32%
  Accelerated interest expense                            (5,197,890)              -      (5,197,890)       Infinite
                                                       --------------  --------------  --------------  --------------
  Other expense, net                                               -            (919)            919           -100%
                                                       --------------  --------------  --------------  --------------
Total other expenses                                      (6,926,810)     (1,305,184)     (5,621,626)           431%
                                                       --------------  --------------  --------------  --------------
Net loss                                                 ($7,308,114)    ($2,396,120)    ($4,911,994)           205%
                                                       ==============  ==============  ==============  ==============
Basic and diluted loss per share                             ($0.049)        ($0.016)
                                                       ==============  ==============
Basic and diluted weighted average common shares         149,479,927     149,570,858
                                                       ==============  ==============

GROSS REVENUES: During the six months ending June 30, 2006, the Company's gross revenues increased from the same six months of the previous year, $5,515,173 versus $2,062,354. The increase of 167% is primarily due to the continued efforts of our sales team to sell products and install dispensers in the independent foodservice markets and the increase demand for our latte and tea products. The Company realized growth in its ingredient, dispensed hot and iced coffees and syrups and mixes.

The Company continues to add national distribution of its products and intends to expand its sales department with personnel. The Company anticipates continued growth in each of its product lines for the remainder of the year.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

SIX MONTHS ENDING JUNE 30, 2006 COMPARED TO SIX MONTHS ENDING JUNE 30, 2005 - CONT'D

GROSS PROFIT: During the six months ending June 30, 2006, the Company's gross profit increased from the same six months of the prior year from $701,068 to $2,023,795 or $1,322,757. This 189% increase was primarily the result of our increase sales but also reflects certain economies of scale by spreading fixed overhead costs over more sales.

RESEARCH AND DEVELOPMENT: During the six months ending June 30, 2006, the Company's research and development expenses increased from the same six months of the prior year from $53,394 to $77,576 or $24,182. The increase of 45% was primarily due to the hiring of a laboratory technician to help in the product formulation and testing. The Company anticipates it will continue research and development costs at or slightly above the current rate for the remainder of 2006. The Company continues to respond to customer demands for customized products and to develop other specialty coffee and tea products.

SALES AND MARKETING: During the six months ending June 30, 2006, the Company's sales and marketing expenses increased from the same six months of the prior year from $496,976 to $855,427 or $358,451. The increase of 72% reflects the addition of sales personnel, the variable increase in sales commissions and marketing allowances related to the Company's increased sales and increased travel and entertainment costs as the Company expanded its product distribution and sales nationally. The Company anticipates sales and marketing costs will continue to grow as it hires at least two additional national sales persons and variable expenses related to its anticipated sales growth. These additional sales persons are anticipated to generate significant additional sales as they focus on specific national customers and sales channels.

GENERAL AND ADMINISTRATIVE: During the six months ending June 30, 2006, the Company's general and administrative expenses increased from the same six months of the prior year from $1,241,634 to $1,472,096 or $230,462. The increase of 19% was primarily due to the additions of accounting staff, increases in insurance expense for expanded coverage limits and increasing revenues, one time expenses for development of a new website, a precautionary increase in the reserve for bad debt expense and increases due to normal inflation of rents, telephone and utility expenses in 2006 over 2005. The Company anticipates that general and administrative expense should remain relatively constant for the remainder of 2006. The Company does anticipate hiring at least one or two additional accountants later in 2006.

OPERATING EXPENSES: During the six months ending June 30, 2006, the Company's operating expenses increased from the same six months of the prior year from $1,792,004 to $2,405,099, representing an increase of $613,095 or 34%. The increase is composed of: research & development of $24,182, sales and marketing of $358,451, and general and administrative of $230,462. These increases were primarily due to building out the Company staff, improving systems, and increases in insurance coverage. These increased expenses are preparing the Company for significant anticipated growth in sales.

OTHER EXPENSES: During the six months ending June 30, 2006, the Company's other expenses increased by $5,621,626 from $1,305,184 to $6,926,810 over the same six months in 2005. The increase was primarily due to the expense of $5,197,890 for the accelerated interest ($803,414), loan cost amortization ($388,370) and debt discount amortization ($4,006,106) recorded in connection with the conversion of $13,412,500 of its promissory notes plus related accrued interest of $3,946,299 to 1,735,880 shares Series B Preferred Stock.

CURRENT NET LOSS: For the six months ending June 30, 2006, the Company had a loss of $7,308,114 or ($0.049) per 149,479,927 weighted average number of shares outstanding, as compared to a loss of $2,396,120 or ($0.008) per share, based on 149,570,858 weighted average number of shares outstanding, in the same six months of the previous year. The net loss includes non-cash depreciation and amortization expenses of $5,562,332, including non-cash expenses of $153,314 for depreciation, $23,842 for conversion fee amortization, $501,725 for loan fee amortization and $4,858,278 for amortization of non-cash discount on its long-term debt. The Company anticipates its quarterly net losses will decrease substantially for the remainder of 2006. The Company anticipates continued growth in gross revenues, and increases in gross profits with relatively increases operating expenses for the remainder of 2006. With the elimination of approximately 91% of its promissory notes and the related reduction in interest accrual and amortization of loan fees and debt discount, the Company anticipates significant improvement in its quarterly results for the remainder of 2006. The Company had positive earnings before interest, taxes, depreciation and amortization (EBITDA) in the 2nd quarter ending June 30, 2006.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

SIX MONTHS ENDING JUNE 30, 2006 COMPARED TO SIX MONTHS ENDING JUNE 30, 2005. - CONT'D

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had cash or cash equivalents of $256,401, current assets of $3,106,648 and total assets of $4,403,196 versus cash or cash equivalents of $1,314,837, current assets of $4,036,290 and total assets of $5,622,417 in 2005. For the six months ending June 30, 2006, the Company had a negative cash flow from operating activities of $149,515 due primarily to the increase in accounts receivable and inventories offset by additions in accounts payable. The primary source of liquidity for the Company will be from increasing sales and related operating profits. The Company's management is currently evaluating several working capital lines of credit from financial institutions to provide the additional capital. The Company's management is confident that the Company's working capital and financing arrangements will be sufficient to cover anticipated capital requirements.

As of June 30, 2006, the Company had current liabilities totaling $2,635,945 versus $1,879,406 for the same month ending June 30, 2005. Long-term notes, including interest accrued decreased from $10,474,378 in June 2005 to $580,838 in June 2006 with the conversion of 91% of the Company's five year notes into preferred stock, and the decrease in related accrued interest. Accrued interest on the five year notes decreased from $2,019,952 as of June 30, 2005 to $109,107 as of June 30, 2006. The five-year note obligations as of June 30, 2006 were offset by a discount recorded of $391,456 resulting from the conversion to preferred stock. The Company will continue to work over the next two months to convert additional amounts of its $1,287,500 face amount of promissory notes to preferred stock. It should be noted that 1,735,880 shares of the Series B Preferred Stock issued by the Company accrues a dividend of $1 per share per year on its anniversary and at the Company's option, the dividend may be paid in additional Series B Preferred Stock or cash. The Company anticipates the preferred stock dividends will be paid by issuing additional Series B Preferred Stock.

The Company continues to operate at a deficit and as of June 30, 2006, had an accumulated deficit of $37,687,529. Shareholder's equity as of June 30, 2006, was $1,186,413 versus a shareholder's deficit of $(6,731,367) as of June 30, 2005. The Company anticipates with the conversion of a substantial portion of its promissory notes, the significant reduction in related interest expense, amortization of loan costs and debt discount, the anticipated increase in gross sales and gross profits that future 2006 quarterly losses significantly decline with the possibility of quarter net profit before the end of 2006. The Company anticipates it will generate positive cash flow from operating activities through the remainder of the 2006.

Investing activities during the six months ending June 30, 2006 was comprised of purchases of property and equipment of $76,702. At present, the Company does not have material commitment to acquire capital equipment of property.

Other than as described above, there are no known trends, events, or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. The primary source of liquidity in the future will be from increasing sales of its products and financing arrangements. As a result, the Company's management is confident that the Company's working capital and financing arrangements are sufficient to cover its capital requirements through the upcoming year.

There are no known trends, events, or uncertainties reasonably expected to have a material impact on the revenues or income from continuing operations of the Company. Any income or loss generated will be from continuing operations and there are no materially seasonal aspects to the business of the Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

Item 3.  ADDITIONAL RISK FACTORS

In addition to the other information contained herein, and the information contained in the Company's annual report on Form 10-KSB, the following factors should be considered carefully in evaluating the Company and its business.

Item 4.  VOLATILITY OF STOCK PRICE

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

Item 5. CONTROLS AND PROCEDURES

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

ITEM 2.  Changes in Securities

In the first quarter 2006, the Company did not issue any shares of restricted common stock in connection with any debt offering.

In January 2006, the Company issued warrants for the purchase of 10,766 shares of common stock at $0.085 earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,541 for the issuance of the warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In June 2006, the Company issued 1,735,880 in Series B Preferred Stock in return for surrender of $13,412,500 of original promissory note principal and $3,946,299 of related accrued interest as of June 30, 2006. In connection with the issuance of the Series B Preferred Stock, the Company wrote off the associated debt discount and loan fees totaling approximately $5 million as additional interest expense. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In June 2006, the Company issued 25,000 shares of restricted common stock to an employee in connection with an employment agreement. The stock granted is subject to a vesting schedule. The Company recorded a non-cash expense of $7,250 for the issuance of the common stock. The issuance is exempt from the registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4   SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

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

JAVO BEVERAGE COMPANY, INC.

Date:   August 14, 2006                            /s/ CODY C. ASHWELL
      ------------------                          ------------------------------
                                                  Cody C. Ashwell
                                                  Chairman and Chief Executive
                                                  Officer

Date:   August 14, 2006                            /s/ RICHARD A. GARTRELL
      ------------------                          ------------------------------
                                                  Richard A. Gartrell
                                                  Chief Financial Officer