Form 10-Q
period 2006-09-30
JAVO BEVERAGE CO INC
filed 2006-11-15
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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

                                Yes [X]   No [ ]

   Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
       See definition of "accelerated filer" and "large accelerated filer"
                       in Rule 12b-2 of the Exchange Act.

 Large accelerated file [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

        Indicate by check mark whether the registrant is a shell company
         (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                  Class                    Outstanding at November 1, 2006
      -----------------------------        -------------------------------
      Common Stock, $.001 par value               149,504,927 shares

                                                     JAVO BEVERAGE COMPANY, INC.
                                                         SEPTEMBER 30, 2006

                                                                                                                      Page Number
                                                                                                                      -----------
PART I.  FINANCIAL INFORMATION

          ITEM 1.       Condensed Financial Statements (Unaudited)

                        Condensed Balance Sheet as of September 30, 2006 and December 31, 2005                              3

                        Condensed Statements of Operations for the three months ended September 30, 2006 and
                        for the nine-months ending September 30, 2006                                                       4

                        Condensed Statements of Cash Flows for the nine-months ending September 30, 2006 and
                        September 30, 2005                                                                                  5

                        Notes to Condensed Financial Statements                                                             6

          ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations              11

          ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                                         19

          ITEM 4.       Controls and Procedures                                                                            19

          ITEM 5.       Volatility of Stock Price                                                                          19


PART II. OTHER INFORMATION

          ITEM 1.       Legal Proceedings                                                                                  20

          ITEM 1a.      Risk Factors                                                                                       20

          ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                        20

          ITEM 3.       Defaults Upon Senior Securities                                                                    20

          ITEM 4.       Submissions of Matters to a Vote of Security Holders                                               20

          ITEM 5.       Other Information                                                                                  20

          ITEM 6.       Exhibits                                                                                           20

SIGNATURE PAGE                                                                                                             21





                                    Javo Beverage Company, Inc.
                                      Condensed Balance Sheet


                                                                      (Unaudited)
                                                                      September 30,   December 31,
                                                                          2006            2005
                                                                      ------------    ------------
ASSETS

Current assets
    Cash                                                              $    169,145    $    519,554
    Accounts receivable, net of allowance for doubtful accounts            588,923         776,761
    Inventory, net of reserve for obsolescence                           1,914,715       1,408,599
    Prepaid expenses                                                        74,001          42,810
    Employee advances                                                        4,462              --
                                                                      ------------    ------------
    Total current assets                                                 2,751,246       2,747,724

    Property and equipment, net                                            934,736         985,102

Other Assets
    Deposits                                                                30,242          20,242
    Intangibles, net of accumulated amortization                           262,416         825,865
                                                                      ------------    ------------
    Total other assets                                                     292,658         846,107
                                                                      ------------    ------------

Total assets                                                          $  3,978,640    $  4,578,933
                                                                      ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
    Accounts payable and accrued expenses                             $  1,822,250    $  1,199,156
    Related party advance                                                   50,000             --
    Accrued payroll and related benefits                                    31,847          27,318
    Current portion of long-term debt                                      570,411          32,705
                                                                      ------------    ------------
      Total current liabilities                                          2,474,508       1,259,179

Long-term debt, net of current portion                                     549,699      14,756,302
Unamortized discount on long-term debt                                    (208,633)     (5,249,734)
                                                                      ------------    ------------
      Net long-term debt                                                   341,066       9,506,568

Accrued long-term interest payable                                         292,932       2,686,249
                                                                      ------------    ------------
      Total liabilities                                                  3,108,506      13,451,996
                                                                      ------------    ------------

Stockholders' equity (deficit)
    Preferred stock, $0.001 par value; 10,000,000 shares authorized
      1,775,166 outstanding                                                  1,775              --
    Common stock, $0.001 par value; 150,000,000 shares authorized
      149,504,927 outstanding                                              149,505         149,479
    Additional paid-in capital                                          39,115,523      21,356,872
    Accumulated deficit                                                (38,396,669)    (30,379,414)
                                                                      ------------    ------------
      Total stockholders' equity/(deficit)                                 870,134      (8,873,063)
                                                                      ------------    ------------

Total liabilities and stockholders' equity/(deficit)                  $  3,978,640    $  4,578,933
                                                                      ============    ============


             The accompanying notes are an integral part of these financial statements




                                                Javo Beverage Company, Inc.
                                             Condensed Statement of Operations
                                                        (Unaudited)


                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                          2006               2005              2006                2005
                                                     -------------      -------------      -------------      -------------

Net sales                                            $   2,308,365      $   2,687,788      $   7,823,538      $   4,750,143

Cost of sales                                            1,432,778          1,825,689          4,924,155          3,186,974
                                                     -------------      -------------      -------------      -------------
  Gross profit                                             875,587            862,099          2,899,383          1,563,169

Operating expenses:
  Research and development                                   8,208            20,674)            115,785             74,068
  Selling and marketing                                    495,825          (290,220)          1,351,251            787,196
  General and administrative                               775,607          (653,349)          2,247,703          1,894,982
                                                     -------------      -------------      -------------      -------------
Total operating expenses                                 1,309,640          (964,243)          3,714,739          2,756,246
                                                     -------------      -------------      -------------      -------------

Loss from operations                                      (434,053)          (102,144)          (815,356)        (1,193,077)
                                                     -------------      -------------      -------------      -------------

Other expenses:
  Interest income                                            1,847              5,405              5,837             14,669
  Interest expense                                         (89,861)          (747,897)        (1,822,770)        (2,061,428)
  Accelerated interest expense                            (187,074)                --         (5,384,964)                --
  Other expense, net                                            --                 --                 --               (919)
                                                     -------------      -------------      -------------      -------------
Total other expenses                                      (275,088)          (742,492)        (7,201,897)        (2,047,678)
                                                     -------------      -------------      -------------      -------------

Net loss                                             ($    709,141)     ($    844,636)     ($  8,017,253)     ($  3,240,755)
                                                     ==============      =============      =============      =============

Basic and diluted loss per share                     ($       0.01)     ($       0.01)     ($       0.05)     ($       0.02)
                                                     =============      =============      =============      =============
Basic and diluted weighted average common shares       149,504,927        149,174,139        149,488,352        149,437,165
                                                     =============      =============      =============      =============


                         The accompanying notes are an integral part of these financial statements




                                          Javo Beverage Company, Inc.
                                       Condensed Statements of Cash Flow
                                                  (Unaudited)


                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    2006              2005
                                                                                ------------      ------------
Cash flow from operating activities:
   Net loss                                                                     ($ 8,017,253)     ($ 3,240,755)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   1,970,050         1,369,177
   Accelerated interest and discount converted to preferred stock                  5,384,964                --
Expense recognized from sale of stock at less than fair value
   Issuance of common stock for compensation                                           7,250                --
   Issuance of common stock for services and payment of loan fees                         --            98,688
   Issuance of warrants for services                                                   1,516            34,573
Changes in operating assets and liabilities:
   Accounts receivable                                                               187,838        (1,670,059)
   Inventories                                                                      (506,116)         (682,337)
   Prepaid expenses and deposits                                                     533,635          (825,585)
   Employee advances                                                                  (4,462)           (2,604)
   Accounts payable and accrued expenses                                              73,091         1,411,572
   Accrued payroll and related benefits                                                4,529            14,202
   Accrued interest payable                                                          115,522           885,339
                                                                                ------------      ------------
Net cash used in operating activities                                               (249,436)       (2,607,789)
                                                                                ------------      ------------
Cash flow from investing activities:
   Purchases of property and equipment                                               (81,008)         (166,623)
                                                                                ------------      ------------
Net cash used in investing activities                                                (81,008)         (166,623)
                                                                                ------------      ------------

Cash flow from financing activities:
   Proceeds from long-term debt                                                           --         1,450,000
   Loan cost                                                                              --           (95,000)
   Repayments under capital lease obligations                                         (6,820)               --
   Repayments on long-term debt borrowings                                           (13,145)               --
   Proceeds from exercised warrants                                                       --            84,625
                                                                                ------------      ------------
Net cash provided by financing activities                                            (19,965)        1,439,625
                                                                                ------------      ------------

Net (decrease) in cash                                                              (350,409)       (1,334,787)
Cash at beginning of period                                                          519,554         2,092,172
                                                                                ------------      ------------
Cash at end of period                                                           $    169,145      $    757,385
                                                                                ============      ============

Non-cash financing and investing activities:
    Issuance of preferred stock                                                 $ 17,751,660      $         --
    Equipment from capital lease                                                $    101,094      $         --
  Supplemental information
    Income taxes paid                                                           $      2,399      $      7,496
    Interest paid                                                               $     32,015      $        348


                   The accompanying notes are an integral part of these financial statements

                                                      5

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's 2005 Annual Report on Form 10-KSB. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all known accruals and adjustments necessary to present fairly the Company's financial position as of September 30, 2006 and the results of operations and of cash flows for the nine-month period ending September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain reclassifications to prior periods have been made to conform to the current presentation. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("Fin 48") was issued. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No.108 requires registrants to quantify misstatement using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006. Upon adoption the Company does not expect SAB No. 108 to have a material effect on its results of operations, financial condition or cash flows.


NOTE 2 - CHANGES IN SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

SHARE-BASED PAYMENTS

The Company adopted the provisions of SFAS 123(R), Share-based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company has no outstanding employee options or share-based payment awards with market or performance conditions. The implementation of SFAS 123(R) did not have a material effect on the Company's financial statements.


NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT) - COMMON STOCK, PREFERRED STOCK, AND WARRANT ISSUANCES

COMMON STOCK ISSUANCES

On June 6, 2006, the Company issued 25,000 shares of the Company restricted common stock to an employee in connection with an employment agreement. The Company recorded a non-cash expense of $0.29 per share totaling $7,250 for the issuance of stocks. The expense was based on the fair market value of the shares as of the date of the employment agreement.

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)

SERIES B PREFERRED STOCK ISSUANCES

In June 2006, the Company issued 1,735,880 shares of non-voting and non convertible Series B Preferred Stock in return for the surrender of $13,412,500 original promissory note principal, and $3,946,299 of related accrued interest. In connection with the issuance of the Series B Preferred Stock, the Company wrote off the associated debt discount and loan fees totaling $5,197,890 as additional interest expense.

In September 2006, the Company issued 39,286 shares of non-voting and non convertible Series B Preferred Stock in return for surrender of $337,500 of original promissory note principal, and $55,361of related accrued interest. In connection with the issuance of the Series B Preferred Stock, the Company wrote off the associated debt discount and loan fees totaling $187,074 as additional interest expense.

WARRANT ISSUANCES

In January 2006, the Company issued warrants for the purchase of 10,766 shares of common stock at $0.085 per share earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,541 for the issuance of the warrants. No additional warrants may be earned through this consulting agreement. The estimated fair value of the stock warrants was determined using the Black-Scholes valuation model.

NOTE 4 - ACCOUNTS RECEIVABLE

As of September 30, 2006 and December 31, 2005, the Company's accounts receivable were:

                                          September 30, 2006  December 31, 2005
                                          ------------------  -----------------
         Accounts receivable              $         782,365   $         926,921
         Allowance for doubtful accounts           (193,442)           (150,160)
                                          -----------------   -----------------
                                          $         588,923   $         776,761
                                          =================   =================

NOTE 5 - INVENTORY

As of September 30, 2006 and December 31, 2005, respectively, the Company's inventory was comprised of the following:

                               September 30, 2006     December 31, 2005
                               ------------------     -----------------

         Raw materials         $         545,769      $         481,663
         Work in progress                647,309                504,778
         Finished goods                  759,893                460,414
         Inventory reserve               (38,256)               (38,256)
                               -----------------      -----------------
                               $       1,914,715      $       1,408,599
                               =================      =================

NOTE 6 - INTANGIBLE ASSETS

Intangible assets include loan costs of $1,133,550 net of amortization of $1,108,786 or $24,764. In the quarter ending September 30, 2006, the Company recorded accelerated loan costs and discount amortization expense of $187,074 in connection with the conversion of a portion of its promissory notes to preferred stock. The Company recorded loan fee amortization expense of $19,880 and $54,111 for the quarter ending September 30, 2006 and 2005, respectively. In 2005, the Company entered into a five-year contract to be the mandated liquid coffee provider for a large contract feeder. In connection with that contract, the Company agreed to pay a conversion fee of $900,000, which is being amortized over the term of the five year contract. The Company paid $300,000 of the fee in September 2005. The exact time of the payment on the remaining $600,000 is not determined at this time and is contingent upon future product sales. In the third quarter ended September 30, 2006, the Company recorded conversion fee amortization expense of $13,333. The conversion fee net of the $62,348 expense and the $600,000 remaining payable or $300,000 is reported on the balance sheet as part of the Company's intangible assets.

Intangible assets, net as of           September 30,         December 31,
                                           2006                 2005
                                      ---------------      ---------------

         Loan fee                     $     1,133,550      $     1,133,550
         Conversion fee                       300,000              300,000
                                      ---------------      ---------------
                                            1,433,550            1,433,550
         Accumulated amortization          (1,171,134)            (607,685)
                                      ---------------      ---------------
         Net intangibles              $       262,416      $       825,865
                                      ===============      ===============

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)

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
                                     ==============

The Company entered into a working capital line of credit agreement on September 26, 2006, with a bank to provide a loan of up to $3,000,000, secured by the Company's accounts receivable and inventory. The term of the loan is one year and carries an annual interest rate of Comerica prime rate or 8.25% as of September 30, 2006. The available working capital loan amount is based on 75% of eligible accounts receivable and 40% of eligible inventories. Eligible accounts receivables are generally described as those due within thirty days or less from the date of invoice for products sales that have been validly assigned to the bank. Eligible accounts receivable specifically exclude foreign sales, receivables for sales that are not final and related party receivables. Eligible inventories are generally described as raw materials in saleable form and finished goods inventory that have been validly assigned to the bank. Eligible inventory specifically excludes supplies, packaging and work-in-process. The bank retains the discretion from time-to-time to define what qualifies as eligible accounts receivable and inventories. As of September 30, 2006, the Company had a zero loan balance. The working capital line of credit matures on September 25, 2007, unless renewed.

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)

NOTE 8 - LONG-TERM DEBT AND SERIES B PREFERRED STOCK

         Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following:

                                                                                                       2006            2005
                                                                                                   -----------      -----------
Note payable, unsecured promissory note, payable in a balloon payment at
the end, including interest at 10%.  Matures in 2007.                                              $   500,000      $ 5,000,000

Note payable, unsecured promissory note, payable in a balloon payment at
the end, including interest at 10%.  Matures in 2008.                                                  225,000        6,000,000

Note payable, unsecured promissory note, payable in a balloon payment at
the end, including interest at 10%.  Matures in 2009.                                                  200,000        2,700,000

Lease payable, secured by equipment, payable in monthly installments of
$1,460, including interest at 16.642% per annum.  Matures 2011.                                         55,222               --

Lease payable, secured by equipment, payable in monthly installments of
$1,312, including interest at 23.38% per annum.  Matures 2008.                                          25,766           31,572

Note payable, unsecured promissory note, payable in a balloon payment at
the end, including interest at 10%.  Matures in 2010.                                                   25,000        1,000,000

Lease payable, secured by equipment, payable in monthly installments of
$1,174, including interest at 6.090%.  Matures 2008.                                                    24,534           33,744

Lease payable, secured by equipment, payable in monthly installments of
$498 at an annual interest rate of 10.741%.  Matures in 2011.                                           22,178               --

Lease payable, secured by equipment, payable in monthly installments of
$1,150, including interest at 14.677%.  Matures 2007.                                                   15,673               --

Lease payable, secured by equipment, payable in monthly installments of
$1,701, including interest at 27.663% per annum.  Matures 2007.                                         15,041           21,701

Lease payable, secured by equipment, payable in monthly installments of
$1,150, including interest at 14.677%.  Matures 2008.                                                   10,523               --

Lease payable, secured by equipment, payable in monthly installments of
$159, including interest at 49.273% per annum.  Matures 2007                                             1,173            1,990
                                                                                                   -----------      -----------
                                                                                                     1,120,110       14,789,007
          Less current portion                                                                         570,411           32,705
                                                                                                   -----------      -----------

                                                                                                   $   549,699      $14,756,302
                                                                                                   ===========      ===========

                             The long - term debt matures as follows:
                                                                                          Amount
                                                                                       -----------
                                             Year ended September 30,         2007     $   570,411
                                                                              2008         248,601
                                                                              2009          43,484
                                                                              2010         244,974
                                                                              2011          12,640
                                                                        Thereafter               0
                                                                                       -----------
                                                                                       $ 1,120,110
                                                                                       ===========


                                                            9

                           JAVO BEVERAGE COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)

NOTE 8 - LONG-TERM DEBT AND SERIES B PREFERRED STOCK - CONTINUED

The Company converted $13,750,000 in promissory notes plus the related accrued interest of $4,001,660 to 1,775,661 shares of Series B Preferred Stock through September 30, 2006. The Series B Preferred Stock is non-voting, not convertible to common stock and accrues a dividend of $1 per year per share payable in kind as additional Series B Preferred Stock or cash at the Company's option. The Series B Preferred Stock is redeemable at the Company's option at $10 per share starting July 2008. See detailed terms in preferred stock certificate of designation attached to an 8K filed on June 7, 2006. The Company recorded accelerated interest expense of $19,340, accelerated amortization of loan costs of $19,880 and accelerated amortization of debt discount of $147,854 or $187,074 in accelerated non-cash expense in this quarter ending September 30, 2006 in connection with the debt conversion. The Company had recorded accelerated interest expense of $803,414, accelerated amortization of loan costs of $388,370 and accelerated amortization of debt discount of $4,006,106 or $5,197,890 in accelerated non-cash expense in the quarter ending June 30, 2006, in connection with the debt conversion.


NOTE  9 - RELATED PARTY TRANSACTION

In 2005, the Company entered into a seven year agreement with Javo Dispenser, LLC to rent liquid concentrate dispensers for placement at its customer locations. Javo Dispenser, LLC is a Delaware limited liability company owned by certain directors and shareholders of the Company. Javo Dispenser, LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid concentrate dispensers to be rented solely to the Company. At the end of the agreement, the Company has the right to acquire the dispensers for $1. As of September 30, 2006, the LLC has $949,900 remaining on its facility to acquire dispensers to rent to the Company. The Company accrued an expense of $161,602 for dispenser rent in the third quarter ended September 30, 2006 and $202,392 year to date in 2006.

In September 2006, an officer of the Company made a $50,000 short-term non-interest bearing advance to the Company.


NOTE 10 - SUBSEQUENT EVENTS

On November 1, 2006, the Company shareholders approved an increase in authorized common stock from 150,000,000 to 300,000,000 shares and re-elected its current board of directors: Cody Ashwell, William Baker, Ronald Beard, Jerry Carlton, Terry Hackett, James Knapp, Thomas Rielly, Richard Specter and Stanley Solomon through the 2007 annual meeting.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made including but not limited to, the following:

         o The impact of rapid or persistent fluctuations in the price of coffee beans;
         o        Fluctuations in the supply of coffee beans;
         o General economic conditions and conditions which affect the market for coffee;
         o The effects of competition from other coffee manufacturers and other beverage alternatives;
         o        Changes in consumption of coffee;
         o Company's ability to generate sufficient cash flows to support capital plans and general operating activities;
         o        The introduction of new products;
         o Laws and regulations and/or changes therein including changes in accountings standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), environmental laws, changes in any food and drug laws, especially those that may affect the way in which the Company's products are marketed and/or labeled and/or sold;
         o        The Company's ability to penetrate new markets;
         o The terms and/or availability of credit facility and the actions of its creditors;
         o        Unforeseen economic and political changes;
         o The Company's ability to make suitable arrangements for the co-packing of certain of its products;
         o        Volatility of stock prices may restrict sales opportunities;
         o Unilateral decisions by distributors and other customers to discontinue buying all or any of the Company's products that they are purchasing at this time.

The foregoing list of important factors and other risks detailed from time-to-time in the Company's reports filed with the Securities and Exchange Commission are not exhaustive.

You are strongly encouraged to consider these factors when evaluating forward-looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

OVERVIEW

Based in San Diego County in the city of Vista, California, Javo Beverage Company, Inc. is the innovation leader in the manufacture of coffee and tea-based dispensed beverages, drink mixes and flavor systems. The Company has successfully commercialized a proprietary brewing technology that yields fresh brewed coffees and teas that are flavorful, concentrated and stable. As a result, they have broad applications in the foodservice, food manufacturing and beverage industries. For foodservice operators, Javo makes it possible to serve great tasting hot coffees and cold specialty coffee beverages from convenient "On-Demand" dispenser-based systems. Javo also assists food and beverage processors seeking authentic and robust coffee and tea flavors with the development and supply of customized ingredients for their packaged foods and ready-to-drink beverages. Through its selling, service and distribution operations, Javo supplies a growing list of national and international foodservice operations, specialty coffee retailers, restaurant chains and food manufacturers. The Company sees on-going substantial growth in the coffee and tea product markets which it targets with its variety of products and delivery systems.

The Company's products include:

Dispensed Hot Coffee: A line of high quality liquid coffee concentrates packaged in various sizes of bag-in-box containers, which are dispensed from a liquid coffee dispenser. The Company's target customers are hospital & long-term care facilities, quick service restaurants, casinos, and hotels & resorts. The Company sells its products to specialty and broad line distributors who resell and deliver the products to the end user. The Company's sales team markets to the end user operator and the Company usually provides the operator with the liquid coffee dispenser and equipment maintenance service.

Dispensed Iced Coffee & Teas: A line of high quality sweetened and unsweetened coffee and tea concentrates packaged in bag-in-box containers which are dispensed over ice from a cold beverage dispenser. These products bring a coffee house menu to operators such as convenience stores, quick service restaurants, colleges & universities, and other high volume foodservice operations. The Company sells its products to specialty and broad line distributors. The Company's sales team markets directly to operators and the Company often provides the operator with a beverage dispenser and equipment service.

Packaged Coffee & Tea Syrups and Mixes: A variety of high quality sweetened and unsweetened coffee and tea concentrates generally packaged in 32 ounce Tetra Pak(R) containers and prepared by hand-mixing or blending with other ingredients to make delicious coffee and tea beverages and ice creams. These products bring a coffee house menu to operators such as quick service restaurants, ice cream & snack shops, bakery & sandwich stores, colleges & universities and the military. The Company sells these products directly to the customer or to the customers' pull through distributors.

Ingredient and Flavors: High quality liquid specialty coffee and tea extracts shipped in bulk containers (5 gallon totes, 55 gallon drums, 275 gallon totes or tanker trucks) to a customer's food processing plant for use as a flavoring in beverages, ice creams and other foods. The Company's target customers are food and beverage manufacturers and other marketers of branded food and beverage products. The Company formulates the coffee and tea extracts for the customer's specific needs and uses.

RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

SERIES B PREFERRED STOCK ISSUANCES

In June 2006, the Company issued 1,735,880 shares of non-voting and non convertible Series B Preferred Stock in return for the surrender of $13,412,500 original promissory note principal, and $3,946,299 of related accrued interest. In connection with the issuance of the Series B Preferred Stock, the Company wrote off the associated debt discount and loan fees totaling $5,197,890 as additional interest expense.

In September 2006, the Company issued 39,286 shares of non-voting and non convertible Series B Preferred Stock in return for surrender of $337,500 of original promissory note principal, and $55,361of related accrued interest. In connection with the issuance of the Series B Preferred Stock, the Company wrote off the associated debt discount and loan fees totaling $187,074 as additional interest expense.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

WARRANT ISSUANCES

In January 2006, the Company issued warrants for the purchase of 10,766 shares of common stock at $0.085 per share earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,541 for the issuance of the warrants. No additional warrants may be earned through this consulting agreement. The estimated fair value of the stock warrants was determined using the Black-Scholes valuation model.

CRITICAL ACCOUNTING POLICIES

Estimates

This discussion and analysis of our financial condition and results of operations are based on the condensed financial statements, which have been prepared in accordance with accounting principles for interim reports that are generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our financial statements are the following:

         Estimating future bad debts on accounts receivable that are carried at net realizable values.

         Estimating our reserve for unsalable and obsolete inventories that are carried at lower of cost or market.

         Estimating the recoverability of our long-lived assets.

We use all available information and appropriate techniques to develop our estimates. However, actual results could differ from our estimates.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue when products are shipped to customers.

Inventories

The Company's inventories are stated at the lower of cost on the first in, first-out method or market.

Impairment of Long-Lived Assets

Our long-lived assets consist of furniture, dispensers and production equipment. The Company evaluates the carrying values and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

QUARTER ENDING SEPTEMBER 30, 2006 COMPARED TO QUARTER ENDING SEPTEMBER 30, 2005.

The following table sets forth the key statistics for the three-months ended September 30, 2006 and 2005, respectively.

                                                     Javo Beverage Company, Inc.
                                                  Condensed Statement of Operations
                                                             (Unaudited)


                                                                                                              Change
                                                                  Three Months Ended             ---------------------------------
                                                                     September 30,                 3 Months            3 Months
                                                           --------------------------------      -------------      --------------
                                                               2006               2005                 $                   %
                                                           -------------      -------------      -------------      --------------
      Net sales                                            $   2,308,365      $   2,687,788      $    (379,423)               (14%)
      Cost of sales                                           (1,432,778)        (1,825,689)           392,911                (22%)
                                                           -------------      -------------      -------------      --------------
        Gross profit                                             875,587            862,099             13,488                  2%
      Operating expenses:
        Research and development                                 (38,208)           (20,674)           (17,534)                85%
        Selling and marketing                                   (495,825)          (290,220)          (205,605)                71%
        General and administrative                              (775,607)          (653,349)          (122,258)                19%
                                                           -------------      -------------      -------------      --------------
      Total operating expenses                                (1,309,640)          (964,243)          (345,397)                36%
                                                           -------------      -------------      -------------      --------------
      Loss from operations                                      (434,053)          (102,144)          (331,909)               325%
                                                           -------------      -------------      -------------      --------------
      Other expenses:
        Interest income                                            1,847              5,405             (3,558)               (66%)
        Interest expense                                         (89,861)          (747,897)           658,036                (88%)
        Accelerated interest expense                            (187,074)                --           (187,074)               100%
                                                           -------------      -------------      -------------      --------------

        Other expense, net                                            --                 --                 --                 --
                                                           -------------      -------------      -------------      --------------
      Total other expenses                                      (275,088)          (742,492)           467,404                (63%)
                                                           -------------      -------------      -------------      --------------
      Net loss                                             $    (709,141)     $    (844,636)     $     135,495                (16%)
                                                           =============      =============      =============      ==============
      Basic and diluted loss per share                     ($       0.01)     ($      0.01)
                                                           =============      =============
      Basic and diluted weighted average common shares       149,504,927        149,174,139
                                                           =============      =============

GROSS SALES: During the quarter ending September 30, 2006, the Company's gross revenues decreased from the same quarter of the previous year, $2,308,365 versus $2,687,788 or $379,423. This difference of 13.6% is primarily attributable to ordering patterns of a single customer that resulted in a spike in sales in the 3rd quarter of 2005 due to a large initial stocking order and a deferral of certain orders from the 3rd to the 4th quarter of 2006. Overall, sales in this category have grown year over year. In its core hot and iced dispensed coffee and tea concentrate categories, the Company had an increase in sales of 107%. The Company anticipates 4th quarter of 2006 to increase significantly over the 4th quarter of 2005.

The Company expects sales growth, particularly of its hot dispensed and iced dispensed coffee and tea concentrates to occur over the next year. Keys to this anticipated growth are the Company's added sales personnel, the expansion of national distribution through Sysco Foodservice, US Foodservice, PFG, Gordon Foodservice, Shamrock Foodservice, Coremark and McLane and the expansion of sales to convenience store chains such as 7-Eleven.

GROSS PROFIT: During the quarter ending September 30, 2006, the Company's gross profit increased from the same quarter of the previous year, $875,587 versus $862,099, or $13,488. The increase of 2% reflects improvements in gross profit margin due to a more profitable product sales mix in particular the increase in sales of its iced dispensed products. The Company's gross profit percentage grew 5.9% to 37.9% from 32.1% for the three months ending September 30, 2006 as compared to the same quarter in 2005.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

QUARTER ENDING SEPTEMBER 30, 2006 COMPARED TO QUARTER ENDING SEPTEMBER 30, 2005.
- CONT'D

RESEARCH AND DEVELOPMENT: During the quarter ending September 30, 2006, the Company's research and development expenses increased from the same quarter in 2005 from $20,674 to $38,208 or $17,534. The increase of 85% was primarily due to the hiring of a laboratory technician to help in product formulation and testing and additional customer formulation work. The Company anticipates it will continue research and development costs at or slightly above the current rate for the remainder of 2006. The Company will continue to respond to customer demands for customized products and to develop other specialty coffee and tea products.

SALES AND MARKETING: During the quarter ending September 30, 2006, the Company's sales and marketing expenses increased from $290,220 to $495,825 or $205,605. The increase of 71% reflects the addition of sales personnel, the variable increase in sales commissions and marketing allowances related to the Company's increased hot and iced dispensed product sales and increased travel and entertainment costs as the Company expanded its product distribution and sales nationally. The Company anticipates sales and marketing costs will continue to grow as it hires additional sales personnel. The additional sales personnel are anticipated to generate significant additional sales as they focus on specific national customers and targeted sales channels.

GENERAL AND ADMINISTRATIVE: During the quarter ending September 30, 2006, the Company's general and administrative expenses increased by $122,258 from $653,349 to $775,607. The increase of 19% was primarily due to the additions of accounting staff, increases in insurance expense for expanded coverage limits and increasing revenues, one time expenses for development of a new website, a increase in the reserve for bad debt expense and increases due to normal inflation of rents, telephone and utility expenses in 2006 over 2005. The Company anticipates that general and administrative expense will increase moderately as it incurs additional costs related to compliance with Sarbanes Oxley and prepares for its anticipated growth in sales.

OPERATING EXPENSES: During the quarter ending September 30, 2006, operating expenses increased from $964,243 to $1,309,640 representing an increase of $345,397 or 36%. The increase is composed of: research & development of $17,534, sales and marketing of $205,605, and general and administrative of $122,258. These increases were primarily due to building out the Company staff, improving systems and increases in insurance coverage. These increased expenses are preparing the Company for significant anticipated growth in sales.

OTHER EXPENSES: During the quarter ending September 30, 2006, other expenses decreased by $467,404 from $742,492 to $275,088 during the three months ending September 30, 2006 over the same quarter in 2005. The decrease was primarily due to reduction in interest expense related to the conversion of $13,750,000 of its promissory notes to Series B Preferred stock.

CURRENT LOSS: For the current quarter, the Company had a loss of $709,141 or ($0.005) per 149,504,927 weighted average number of shares outstanding, as compared to a loss of $844,636 or ($0.006) per share, based on 149,174,139 weighted average number of shares outstanding, in the same quarter of the previous year. The net loss includes non-cash depreciation and amortization expenses of $268,538, including non-cash expenses of $79,154 for depreciation, $13,333 for conversion fee amortization, $20,713 for loan fee amortization and $155,338 for amortization of non-cash discount on its long-term debt. The Company anticipates growth in gross revenues, and increases in gross profits with related increases in operating expenses for the remainder of 2006. The Company had negative earnings before interest, taxes, depreciation and amortization (EBITDA) in the 3rd quarter ending September 30, 2006.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

NINE MONTHS ENDING SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2005

The following table sets forth the key statistics for the nine-months ended September 30, 2006 and 2005, respectively

                                                    Javo Beverage Company, Inc.
                                                 Condensed Statement of Operations
                                                            (Unaudited)


                                                                                                              Change
                                                                 Nine Months Ended              ----------------------------------
                                                                    September 30,                 3 Months             3 Months
                                                          --------------------------------      -------------       --------------
                                                              2006               2005                 $                    %
                                                          -------------      -------------      -------------       --------------
     Net sales                                               $7,823,538         $4,750,143         $3,073,395                  65%
     Cost of sales                                           (4,924,155)        (3,186,974)        (1,737,181)                 55%
                                                          -------------      -------------      -------------       --------------
       Gross profit                                           2,899,383          1,563,169          1,336,214                  85%
     Operating expenses:
       Research and development                                (115,785)           (74,068)           (41,717)                 56%
       Selling and marketing                                 (1,351,251)          (787,196)          (564,055)                 72%
       General and administrative                            (2,247,703)        (1,894,982)          (352,721)                 19%
                                                          -------------      -------------      -------------       --------------
     Total operating expenses                                (3,714,739)        (2,756,246)          (958,493)                 35%
                                                          -------------      -------------      -------------       --------------
     Loss from operations                                      (815,356)        (1,193,077)           377,721                 (32%)

     Other expenses:
       Interest income                                            5,837             14,669             (8,832)                (60%)
       Interest expense                                      (1,822,770)        (2,061,428)          (238,658)                (12%)
       Accelerated interest expense                          (5,384,964)                           (5,384,964)               100%
                                                          -------------      -------------      -------------       --------------
       Other expense, net                                                             (919)               919               (100%)
                                                          -------------      -------------      -------------       -------------
     Total other expenses                                    (7,201,897)        (2,047,678)        (5,154,219)                252%
                                                          -------------      -------------      -------------       -------------
     Net loss                                             $  (8,017,253)     $  (3,240,755)     $  (4,776,498)                147%
                                                          =============      =============      =============       =============
     Basic and diluted loss per share                     ($       0.05)     ($       0.02)
                                                          =============      =============
     Basic and diluted weighted average common shares       149,488,352        149,437,165
                                                          =============      =============

GROSS REVENUES: During the nine months ending September 30, 2006, the Company's gross revenues increased from the same nine months of the previous year by $3,073,395 or $7,823,538 versus $4,750,143. The increase of 65.2% is primarily due to the continued efforts of the Company's sales team to sell products and install dispensers and to the increased demand for our latte and tea products. The Company realized growth in its ingredient sales of 136%, and in its dispensed hot and iced coffees sales of 159.4%. The Company realized a decrease in its sale of syrups and mixes of 15.7%. This was primarily due to heightened sales in this category in the 3rd quarter of 2005 as a result of a single customer's large initial order made for the purpose of building inventory. Overall, sales in this category have increased year over year.

The Company expects significant sales growth, particularly, in its hot dispensed and iced dispensed coffee and tea concentrates over the next year. Keys to this anticipated growth are the Company's added sales personnel, the expansion of national distribution through Sysco Foodservice, US Foodservice, PFG, Gordon Foodservice, Shamrock Foodservice, Coremark and McLane and the expansion of sales to convenience store chains such as 7 Eleven.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

NINE MONTHS ENDING SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2005 - CONT'D

GROSS PROFIT: During the nine months ending September 30, 2006, the Company's gross profit increased from the same nine months of the prior year from $1,563,169 to $2,899,383 or $1,336,214. This 85% increase was primarily the result of increased sales but also reflects certain economies of scale by spreading fixed overhead costs over more sales and improved margins with the expansion of iced dispensed products sales. The Company's gross profit percentage grew 4.2% to 37.1% from 32.9% for the first nine months of 2006 as compared to the first nine months in 2005.

RESEARCH AND DEVELOPMENT: During the nine months ending September 30, 2006, the Company's research and development expenses increased from the same nine months of the prior year from $74,068 to $115,785 or $41,717. The increase of 56% was primarily due to the hiring of a laboratory technician to help in the product formulation and testing and additional customer formulation work. The Company anticipates it will continue research and development costs at or slightly above the current rate for the remainder of 2006. The Company continues to respond to customer demands for customized products and to develop other specialty coffee and tea products.

SALES AND MARKETING: During the nine months ending September 30, 2006, the Company's sales and marketing expenses increased from the same nine months of the prior year from $787,196 to $1,351,251 or $564,055. The increase of 72% reflects the addition of sales personnel, the variable increase in sales commissions and marketing allowances related to the Company's increased sales and increased travel and entertainment costs as the Company expanded its product distribution and sales nationally. The Company anticipates sales and marketing costs will continue to grow as it hires additional sales personnel and variable expenses related to its anticipated sales growth. The additional sales personnel are anticipated to generate significant additional sales as they focus on specific national customers and targeted sales channels.

GENERAL AND ADMINISTRATIVE: During the nine months ending September 30, 2006, the Company's general and administrative expenses increased from the same nine months of the prior year from $1,894,982 to $2,247,703 or $352,721. The increase of 19% was primarily due to the additions of accounting staff, increases in insurance expense for expanded coverage limits and increasing revenues, one time expenses for development of a new website, a increase in the reserve for bad debt expense and increases due to normal inflation of rents, telephone and utility expenses in 2006 over 2005. The Company anticipates that general and administrative expense will increase moderately as it incurs additional costs related to compliance with Sarbanes Oxley and prepares for its anticipated growth in sales.

OPERATING EXPENSES: During the nine months ending September 30, 2006, the Company's operating expenses increased from the same nine months of the prior year from $2,756,246 to $3,714,739, representing an increase of $958,793 or 35%. The increase is composed of: research & development of $41,717, sales and marketing of $564,055, and general and administrative of $352,721. These increases were primarily due to building out the Company staff, improving systems, and increases in insurance coverage. These increased expenses are preparing the Company for anticipated growth in sales.

OTHER EXPENSES: During the nine months ending September 30, 2006, the Company's other expenses increased by $5,154,219 from $2,047,678 to $7,201,897 over the same nine months in 2005. The increase was primarily due to the expense of $5,384,964 for the accelerated interest of $822,754, loan cost amortization of $408,250 and debt discount amortization of $4,153,960 recorded in connection with the conversion of $13,750,000 of its promissory notes plus related accrued interest of $4,001,660 to 1,775,160 shares of Series B Preferred Stock. The bulk of these expenses are for a non-cash accelerated write-off of the debt discount, which was recorded at the time of issuance of common stock in connection with the Company's prior debt offerings.

CURRENT NET LOSS: For the nine months ending September 30, 2006, the Company had a loss of $8,017,253 or ($0.054) per 149,504,927 weighted average number of shares outstanding, as compared to a loss of $3,240,755 or ($0.022) per share, based on 149,437,165 weighted average number of shares outstanding, in the same nine months of the previous year. The net loss includes non-cash depreciation and amortization expense of $5,852,652, including non-cash expenses of $232,468 for depreciation, $62,348 for conversion fee amortization, $526,276 for loan fee amortization and $5,041,101 for amortization of non-cash discount on its long-term debt. The Company anticipates its quarterly net losses will decrease substantially for the remainder of 2006. The Company anticipates growth in gross revenues, and increases in gross profits with relative increases in operating expenses for the remainder of 2006. With the elimination of approximately 94% of its outstanding promissory notes and the related reduction in interest accrual and amortization of loan fees and debt discount, the Company anticipates significant improvement in its quarterly results for the remainder of 2006.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

NINE MONTHS ENDING SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2005 - CONT'D

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had cash or cash equivalents of $169,145, current assets of $2,751,246 and total assets of $3,978,640 versus cash or cash equivalents of $757,385, current assets of $4,744,650 and total assets of $6,305,493 in 2005. For the nine months ending September 30, 2006, the Company had a negative cash flow from operating activities of $249,436 with the increase in accounts receivable and inventories offset by additions in accounts payable. The primary source of liquidity for the Company will be from increasing sales, related operating profits with the aid of working capital lines of credit. The Company's management has entered into an asset based line of credit with a bank to provide working capital for its anticipated growth in sales. The working capital line of credit will provide up to $3 million dollars based on 75% of certain Company accounts receivable and 40% of certain Company inventories. The Company's management is confident that the Company's working capital, financing arrangements and operating results will be sufficient to cover anticipated capital requirements.

As of September 30, 2006, the Company had current liabilities totaling $2,474,508 versus $2,146,931 for the same month ending September 30, 2005. Net long-term notes less current portion and including interest accrued decreased from $11,454,371 in September 2005 to $633,998 in September 2006. This reduction was primarily due to the conversion of 94% of the Company's five year promissory notes plus the related accrued interest to Series B Preferred Stock, The 1,775,166 shares of the non-convertible Series B Preferred Stock issued by the Company accrues a dividend of $1 per share per year on its anniversary and at the Company's option, the dividend may be paid in additional Series B Preferred Stock or cash. The Company anticipates the preferred stock dividends will be paid by issuing additional Series B Preferred Stock.

The Company continues to operate at a deficit and as of September 30, 2006, had an accumulated deficit of $38,396,669. Shareholder's equity as of September 30, 2006, was $763,595 versus a shareholder's deficit of ($7,295,809) as of September 30, 2005. Investing activities during the nine months ending September 30, 2006 were comprised of purchases of property and equipment totaling $81,008. At present, the Company does not have any material commitments to acquire capital equipment or property.

Other than as described above, there are no known trends, events, or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. The primary source of liquidity in the future will be from increasing sales of its products and financing arrangements. As a result, the Company's management is confident that the Company's working capital and financing arrangements are sufficient to cover its capital requirements through the next twelve months.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION - CONT'D

NINE MONTHS ENDING SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2005 - CONT'D

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information contained herein and the information contained in the Company's other filings with the SEC, should be considered carefully in evaluating the Company. The Company currently does not have investments in marketable securities.

Item 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (as defined in Rule 13a-15(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the Commission. In addition, the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files under the Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures (Exchange Act Rule 13a-15(e)). There have been no changes in the Company's internal controls or in other factors that could significantly affect these internal controls during the quarter or subsequent to the date of their most recent evaluation. Since there were no significant deficiencies or material weaknesses identified in the Company's internal controls, the Company did not take any corrective actions.

Item 5.  VOLATILITY OF STOCK PRICE

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

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDING

We are involved from time to time in ordinary routine litigation incidental to our business, none of which, individually or collectively, has involved claims for damages that would be material to our financial condition. In our most recent Form 10-QSB, as filed with the SEC on August 14, 2006, we previously reported no outstanding legal proceedings, and no material changes occurred during the fiscal period that is the subject of this report on Form 10Q.


ITEM 2   CHANGES IN SECURITIES

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

In September 2006, the Company issued 39,286 in Series B Preferred Stock in return for surrender of $337,500 of original promissory note principal and $15,718 of related accrued interest as of September 30, 2006. In connection with the issuance of the Series B Preferred Stock, the Company wrote off the associated debt discount and loan fees totaling approximately $168,000 as additional interest expense. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


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

JAVO BEVERAGE COMPANY, INC.

Date:   November 15, 2006                                    /s/ CODY C. ASHWELL
      ---------------------                   ----------------------------------
                                                                 Cody C. Ashwell
                                                    Chairman and Chief Executive
                                                                         Officer

Date:   November 15, 2006                                /s/ RICHARD A. GARTRELL
      ---------------------                   ----------------------------------
                                                             Richard A. Gartrell
                                                         Chief Financial Officer