Form 10-K
period 2006-12-31
JAVO BEVERAGE CO INC
filed 2007-03-16
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    for the fiscal year ended:

DECEMBER 31, 2006
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large accelerated filer ☐                         Accelerated filer ☑                       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $268,304,000, based on the last reported sale price of the Company’s Common Stock as of that date, as reported on the Over-the-Counter Bulletin Board quotation system.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 149,504,927 as of February 22, 2007.

PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

Statements and information contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should," or "anticipates," or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. Assumptions relating to forward-looking statements involve judgments about matters that are difficult to predict accurately and that are subject to many risks, including those identified below under Item 1A under the caption “Risk Factors.” Readers are cautioned against giving undue weight to forward-looking statements. The Company disclaims any intent to update forward-looking statements.

CORPORATE HISTORY

Javo® Beverage Company, Inc. (the "Company" or "Javo") was originally incorporated in the state of Washington as North West Converters, Inc. on February 9, 1987. In June of 1999, the Company changed its name to La Jolla Fresh Squeezed Coffee Co., Inc. and its Board of Directors ratified the acquisition of the assets of Stephen's Coffee, Inc. and the merger with Stephen's Coffee Holding, Inc. On February 22, 2000, the Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to Sorisole pursuant to Rule 12g-3 of the Securities Exchange Act of 1934 and subject to the reporting requirements of the Securities & Exchange Commission. On August 21, 2002, the Company reincorporated from Washington State to the state of Delaware and simultaneously changed its name from La Jolla Fresh Squeezed Coffee Company, Inc. to Javo Beverage Company, Inc.

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

PRODUCTS

Javo Beverage Company is an innovation leader in the manufacture of coffee and tea dispensed beverages, drink mixes and flavor systems. The Company employs a proprietary brewing technology to produce fresh brewed coffees and teas that are flavorful, concentrated and stable. At a time when coffeehouse style beverages are proliferating, these unique capabilities have equipped the Company to offer products that remove the operational barriers for foodservice operators desiring to serve specialty coffee and tea beverages.

To address the needs of high-volume food service operators such as hospitals, casinos, hotels, sports parks, universities, military bases and caterers who are challenged to serve consistent, high quality coffees and teas, Javo offers a variety of beverage concentrates that may be conveniently dispensed “on-demand” from equipment similar to fountain juice and soda machines. Javo brand coffee and tea concentrates arrive to the operator in refrigerated bag-in-box packages ready for loading into dispensers that serve hot beverages on an as-needed basis.

For food service operators and specialty coffee shops looking for ways to offer increasingly popular specialty iced coffee and tea flavored beverages, Javo offers barista-quality iced coffee and tea beverages that do not require brewing, chilling, mixing or storage. Javo’s beverage concentrates are offered in packages fitting a range of commonly used beverage dispensing formats. For preparing popular blended coffee and tea beverages, Javo offers convenient mixes in shelf-stable packages. Javo’s customers easily combine these products with water, milk and ice to serve specialty beverages without the requirement of expensive brewing equipment.

Finally, Javo enables food and beverage processors to better align their coffee and tea flavored products to the elevated quality standards of today’s consumer. Javo’s coffee and tea flavors are all natural, freshly brewed and highly concentrated. The Company’s proprietary brewing process uses only water and avoids the extreme heat of other extraction methods that commonly de-stabilize the flavor system prior to being added to latte, ice cream, yogurt, or energy drink applications.

DISTRIBUTION

The Company distributes its products through multiple and well established food distribution methods. Javo's dispensed on-demand coffee and dispensed iced coffee/tea beverages utilize broad line foodservice distributors that supply a complete range of food, beverage, and consumables to foodservice operators. These distributors own and manage inventories of Javo’s products, receive orders and deliver products as needed to clients for use in their operations. In the case of chain restaurant operators, designated captive distribution providers operate in a similar fashion. Javo supplies its industrial flavor systems to its food and beverage manufacturing customers by shipping bulk extracts directly to the food processing location.

SALES AND SERVICE ORGANIZATIONS

The Company continues to expand its sales force to build broader awareness of its product offerings on a national basis within its primary sales channels. Javo employs a direct sales force to make direct operator sales calls and service its customer distributor base. Javo’s service organization manages all aspects of its equipment program, including installations, asset tracking, emergency service and preventive maintenance. To supplement its service capabilities, Javo frequently employs the services of contract service partners.

The Company’s sales staff also markets directly to and services coffeehouses, chain restaurants, and beverage manufacturers. In many cases, Javo receives sales assistance from its distributors, equipment suppliers and partner brands in initiating and completing sales efforts.

COMPETITION

For its dispensed hot coffee business, Javo has several significant direct competitors in the United States. The largest is Douwe Egberts Coffee Systems, a division of Sara Lee Corporation. Douwe Egberts began its business in Europe where, compared to the United States, the market for dispensed coffee is more established and greater than three times the size. The Douwe Egberts products are frozen at the point of manufacture, shipped via frozen distribution facilities and dispensed from proprietary dispensers at their clients’ foodservice locations. Douwe Egberts’ competitive strength lies in its size, financial resources and long history in the coffee business. Despite these competitive advantages, we seek to compete on flavor delivery, operational ease of use and favorable pricing.

Nestle S. A. and Kraft Foods, Inc. have recently introduced competing liquid coffee concentrate products in the foodservice market.  These companies have significantly larger financial resources, brand awareness and existing distribution capabilities. However, we seek to compete with these companies based on product quality, pricing and the features of our dispensing systems. Even though these companies are likely to dedicate substantial resources toward the launch of their new products, we believe that any progress that converts customers from traditional roast and ground solutions and expands the market for liquid coffee concentrates is, long term, a positive development for Javo’s high quality coffee program.

The Company's specialty iced coffee and tea beverages and beverage mixes have a small and fragmented group of direct competitors, the largest of which is Kerry Foodservice (Jet Tea®, Oregon Chai® and other brands). The Company’s iced coffee concentrates are quite unique and have no competitors that can match the programs quality, dispensing ease and concentration level. Javo’s packaged coffee and tea mixes compete broadly with a variety of syrups and powdered mixes that have traditionally been used to prepare specialty coffee drinks. Management believes that its products in this category generally offer superior coffee flavor and greater ease in preparation than its competitors.

Javo has no known large, direct competitors for high quality liquid coffee/tea concentrates and flavor systems. The food and beverage industry has typically relied upon heavily flavored and heat-processed ingredients from industrial suppliers. We believe that these products require the customer to sacrifice flavor quality in their finished product and that the Company's high quality, flavorful extracts work extremely well in flavoring new consumer products that are attempting to take advantage of unique, refined flavors coming out of the specialty coffee industry.

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

During 2006, the Company continued to upgrade and expand various aspects of its manufacturing infrastructure including its extraction and liquid storage and handling systems. This effort is expected to continue during 2007 and is expected to both significantly improve product quality and expand the Company's manufacturing capacity.

The Vista facility also houses the Company's laboratory where the Company performs product design and formulation work both for its own products and for those of its customers.

INTELLECTUAL PROPERTY

The Company is the owner of certain trademarks, principally Javo®, which it has registered with the United States Patent and Trademark Office. The Company also owns its proprietary extraction processes and equipment as well as product formulas and other trade secrets that it has developed. As we rely on trade secret protection and do not use patents to protect our intellectual property, competitors could discover or independently develop similar processes, which could result in our loss of a competitive advantage.

GREEN COFFEE COST AND SUPPLY

The Company utilizes outside brokers for our supply of unroasted, or “green,” coffees. Coffee is the world’s second largest traded commodity and its supply and price are subject to high volatility and to cyclical swings in commodity markets, based on supply and demand. In addition, a number of other factors, such as pest damage and weather-related crop failure could cause coffee prices to climb. Typically, coffee cost increases are passed through to the customers through price increases. World production of the commercial grade coffees the Company uses is currently on the rise. The Company typically makes forward commitments to ensure timely supply and more stable pricing.

EMPLOYEES

As of January 31, 2007, the Company employs 46 full-time employees. The Company also uses outside consultants, brokers and other independent contractors from time to time. Additional employees in sales, manufacturing and other areas are planned during 2007 in response to the Company’s anticipated continued growth. None of our employees is represented by a union and we believe our employee relations to be generally good.

GOVERNMENT REGULATION

The Company’s facility, operations and products are subject to various laws and regulations relating to health and safety and environmental issues. The operations of our in-house roaster are subject to various air quality and environmental laws and our products are subject to various laws and regulations to ensure food safety. While the Company believes that its operations are compliant with these laws, a finding of non-compliance could potentially interfere with the Company’s operations.

AVAILABLE INFORMATION

The Company files annual and quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and print any materials that Javo Beverage Company files with the SEC through links to those filings on its website www.javobeverage.com, under Investor Relations - SEC Filings or directly through the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

The Company has never been profitable and may need to obtain additional funding necessary to enable it to continue to execute its business plan.

The Company has never been profitable and management’s current business plans rely on growth in future revenue to supplement the Company’s liquid assets. There can be no assurance that the Company will achieve this additional revenue growth and/or incremental profitability and that additional capital to fund ongoing operations will be available to the Company on favorable terms, if at all. If additional funds are required and not available, the Company may be required to curtail operations or to seek funds on unfavorable terms, if additional funds are available at all.

The Company has a limited operating history.

The Company has a limited operating history upon which an evaluation of its prospects can be made. The Company’s prospects must be considered speculative considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, including the risks inherent in the development of specialty products such as liquid coffee concentrates. In 2002, the Company began its transition from a largely research and development based operation into a manufacturing company and continues to expand and improve its manufacturing infrastructure. There can be no assurance that unanticipated problems will not occur that would result in material delays in future product development or that our efforts will result in successful product and service commercialization. There can be no assurance that the Company will be able to achieve profitable operations.

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

Certain terms of the Company’s securities and investor agreements could require significant cash payments by the Company in certain circumstances that could materially adversely impact the Company.

The Company’s senior convertible promissory notes and Series A, B and C warrants, as well as the securities purchase agreement and registration rights agreement associated with the sale of these securities, contain various provisions that protect the interests of the holders of these securities in a manner that may be adverse to our common stock holders. For example, in an event of default as defined in the notes, the Company could be required to redeem the remaining balance of the notes at a premium based on a formula that assigns a market value to the securities into which the remaining principal balance is convertible. The total cost of any such cash redemptions could be significantly higher than the actual remaining principal balance amount. In addition, other provisions provide other cash payment penalties, payments and valuation discounts in the event of failures by the Company to satisfy certain obligations, including, for example, to make timely cash payments or delivery of shares when due. The penalties under these agreements, particularly market valued redemptions of the remaining note, could materially adversely impact the Company.

Certain terms of the Company’s senior convertible promissory notes and common stock warrants could result in other security holders suffering potentially significant dilution.

The Company’s senior convertible promissory notes and Series A, B and C warrants contain terms that could result in adjustments to the conversion and exercise prices applicable to these securities. For example, assuming that the Company’s stock traded at $0.61 throughout the entire term of the note (i.e., just above the floor price at which the Company may issue shares in satisfaction of installment payments due under the note) and assuming that the Company made every principal and interest payment in shares Common Stock at the applicable 15% discount to such $0.61 price, then approximately 47,773,144 million shares of Common Stock would be issued as principal and interest payments, excluding potential issuances relating to the warrants. The exercise price of the warrants and the number of shares that can be acquired on exercise can also be adjusted if we sell shares of Common Stock at prices below certain levels. These terms of the promissory note and warrants could result in significant additional dilution to our holders of Common Stock and would not result in any additional proceeds to the Company.

The Company depends on access to commodity goods and services at competitive prices and access to co-manufactures, distributors and dispenser manufacturers. The Company also currently houses its principal manufacturing operations in one location, which would result in at least a temporary cessation of its production in the event of a catastrophic disaster.

As the Company grows, it must be able to obtain at competitive prices substantial amounts of certain green coffee beans and manage roasting and grinding costs. The Company’s coffee bean and roasting and grinding costs make up a large component of its overall cost of goods sold. Commodity agricultural goods such as coffee can and do experience significant fluctuations in availability and prices which could in turn cause significant interruptions in the manufacturing output and sales of the Company. Typically these additional costs are passed through to customers as price increases. Additionally, the Company uses the services of outside distributors and dispenser manufacturers as well as contract manufacturing providers to produce certain of its products that require particular processing and manufacturing infrastructure not in place at the Company’s facility. While there are multiple providers of such services, the unanticipated cessation of the services of such providers could disrupt the Company’s production and revenues and expansion of the Company’s revenues will rely in part on the ability of these providers to accommodate growth. Moreover, the Company also currently houses its principal manufacturing operations in one location. In the event of a catastrophic disaster, such as complete destruction of the Company’s Vista plant by fire or earthquake, and particularly in light of the Company’s increasing production volume, the Company’s manufacturing operations would be at least temporarily halted during implementation of the Company’s disaster recovery plan. Such a cessation of manufacturing could materially and adversely impact the Company.

The Company is in a very competitive industry.

Competition to provide coffee products is intense and Javo expects the competition to increase. The Company competes directly with other companies that have developed and are in the process of developing products that will be competitive with the products developed and offered by the Company. There can be no assurance that other products that are functionally equivalent or similar to the Company’s products have not been developed or are not in development. We expect that there are companies or businesses that may have developed or are developing such products. There are other companies and businesses that have the expertise to do so and significant success in the marketplace could encourage them to develop and market products directly competitive with those developed and marketed by the Company. As a result of the size and breadth of certain of the Company’s competitors, such competitors have been and will be able to establish managed accounts by which they seek to gain a disproportionate share of users for their products. Such managed accounts can present significant competitive barriers to the Company. Additionally, we cannot always anticipate consumer trends, which influence demand for our products. Our future results will depend, in part, upon our ability to develop and offer products that capture the opportunities within these trends. There is no assurance that consumers will continue to purchase our products in the future or that we will be able to anticipate market demands or trends. We also may be unable to penetrate new markets. If our revenues decline for any of these reasons, our business, financial condition and results of operations will be adversely affected.

The Company relies on a relatively new and proprietary extraction process.

The Company has developed what management believes is a new and novel method of extracting roasted, ground coffee and tea into a liquid concentrate. The Company also believes that it derives a competitive advantage versus other liquid concentrate manufacturers from the quality of concentrate that this process produces. The Company currently relies on trade secret protection to prevent others from using this process. Trade secret protection is only as effective as the Company’s ability to keep the essential and material aspects of its process secret using contractual and physical measures. There is no guarantee that the Company’s efforts in this regard can or will prevent a competitor from obtaining the Company’s secrets or from independently developing the same or similar process.

The Company is subject to various laws and regulations and from time to time may be party to litigation with third parties. The violation of such applicable laws and regulations or the unfavorable outcome of such litigation could materially and adversely affect the Company.

The manufacture, sale and distribution of our products is subject to various federal, state and local laws and regulations. Our status as a reporting public company subjects us to various laws and regulations and we are subject to various accounting, tax and other laws and regulations. New laws and regulations may also be instituted in the future that apply to the Company. Failure to comply with such laws can result in fines and other penalties. For example, if a regulatory authority deemed that a product or production run was not in compliance with applicable laws or regulations, the Company could be fined or may have to institute a recall of such product. The application of new laws and regulations and fines and other penalties relating to noncompliance with laws and regulations could adversely affect our financial condition and operations. Moreover, the Company could be party to litigation, whether based on contract claims, product liability or otherwise that could result in significant liability for the Company and adversely affect our financial condition and operations.

Trading volume in the Company’s securities is limited and sporadic.

The Company’s Common Stock is traded on the Over the Counter Bulletin Board under the trading symbol “JAVO.” While currently there is an existing limited and sporadic public trading market for the Company’s securities, the price paid for the Company’s Common Stock on the Over the Counter market and the amount of stock traded are volatile. There can be no assurance that these markets will improve in the future.

Volatility of Stock Price.

Our Common Stock price has experienced and is likely to experience significant price and volume fluctuation in the future. Such fluctuations could adversely affect the market price of the Common Stock without regard to our operating performance. In addition we believe factors such as the ability to generate sales as well as other factors could cause the price of the Company’s Common Stock to fluctuate significantly.

Additional capital funding to impair value of investment.

If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. Our future capital requirements depend on many factors including our research, development, sales and marketing activities. We do not know whether additional financing will be available when needed, or will be available on terms favorable to us. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing Common Stock.

The Company has not paid dividends to its stockholders in the past and does not anticipate paying dividends to its stockholders in the foreseeable future.

The Company has not declared or paid cash dividends on its Common Stock. The Company presently intends to retain all future earnings, if any, to fund the operation of its business, and therefore the Company does not anticipate paying dividends on Common Stock in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Javo's facilities, including its principal executive offices are located in Vista, California in San Diego County. The Company entered into a seven-year lease of an approximately 40,000 square foot building on June 30, 2002. The Vista facility houses Javo's entire operation.

ITEM 3. LEGAL PROCEEDINGS

At the present time the Company has no material pending legal proceedings. However, from time to time, the Company may become involved in various litigation matters arising out of the normal conduct of its business, including litigation relating to commercial transactions, contracts, employment disputes and other matters. In the opinion of management, the final outcome of any such litigation will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 2006, the Company had its 2006 Annual Meeting of Stockholders. At this meeting, two proposals were submitted for stockholder action. These proposals and the votes cast for, against and in abstention are summarized below:

•	Election of nine directors to serve until the 2007 annual meeting of stockholders or until their respective successors are elected.

Nominee	For	Withheld
Cody C. Ashwell	85,751,570	1,338,544
William C. Baker	85,747,570	1,342,544
Ronald S. Beard	85,997,014	0
Jerry W. Carlton	85,662,014	150,000
Terry C. Hackett	85,812,014	0
James R. Knapp	85,226,570	1,338,544
Thomas J. Rielly	84,471,470	1,340,544
Stanley A. Solomon	85,812,014	0
Richard B. Specter	85,793,014	19,000

•
To adopt an amendment of Article 4, Section 1 of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from one hundred fifty million (150,000,000) to three hundred million (300,000,000).

For	Against	Abstain
86,037,614	822,000	459,500

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "JAVO." The reported highest and lowest prices for the Common Stock for each quarter as reported by the NASDAQ OTC Bulletin Board are shown below for the last two fiscal years and for the portion of the first quarter of the fiscal year 2007 as shown below. These quotations represent prices between dealers and do not include retail markup, markdown or commission nor do they necessarily represent actual transactions.

2005	High	Low
First Quarter	$0.44	$0.32
Second Quarter	$0.41	$0.29
Third Quarter	$0.38	$0.29
Fourth Quarter	$0.33	$0.20

2006
First Quarter	$0.54	$0.25
Second Quarter	$2.38	$0.42
Third Quarter	$2.31	$1.32
Fourth Quarter	$1.90	$1.28

2007
First Quarter (through March 7, 2007)	$1.41	$0.90

The Company’s preferred stock is not currently trading on a public exchange.

SHAREHOLDERS

As of December 31, 2006, the Company had approximately 590 holders of record of its Common Stock and 149,504,927 shares of Common Stock outstanding. In addition the Company had approximately 160 holders of record of its Series B Preferred Stock and 1,775,166 shares of its Series B Preferred Stock outstanding.

DIVIDENDS

The Company has not declared a dividend during the past three fiscal years or since the end of the last fiscal year and does not expect to declare any dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The above stock performance graph compares the change in value of a $1,000 investment in Javo Beverage Company, Inc., and an assumed $1,000 investment in indexes for Dow Jones Beverages Index and Standard and Poors Small Cap Index at the end of 2001 and each year end through December 2006.

SALES AND ISSUANCES OF UNREGISTERED SECURITIES

STOCK ISSUANCES TO EMPLOYEES FOR SERVICES

In June 2006, the Company issued 25,000 shares of the Company’s restricted Common Stock to an employee in connection with an employment agreement. The Company recorded a non-cash expense of $0.29 per share totaling $7,250 for the issuance of shares. The expense was based on the fair market value of the shares as of the date of the employment agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Company valued the shares issued to employees for services at the closing stock price on the date of issuance of the Common Stock without discount.

WARRANTS ISSUED AND EXERCISED

In 2006, the Company issued warrants for the purchase of 10,766 shares of Common Stock at $0.085 per share earned pursuant to a consulting agreement. The Company recorded a non-cash expense of $1,541 for the issuance of the warrants. No additional warrants may be earned through this consulting agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The fair values of the above warrants to purchase Common Stock of the Company were determined using the Black-Scholes valuation model.

SERIES B PREFERRED STOCK ISSUANCES

In June 2006, the Company issued 1,735,880 shares of non-voting and non convertible Series B Preferred Stock in return for the surrender of notes in the aggregate principal amount of $13,412,500, plus $3,946,299 of related accrued interest. In connection with the issuance of the Series B Preferred Stock, the Company wrote off the associated debt discount and loan fees totaling $5,197,890 as additional interest expense. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In September 2006, the Company issued 39,286 shares of non-voting and non convertible Series B Preferred Stock in return for surrender of notes in the aggregate principal amount of $337,500, plus $55,361 of related accrued interest. In connection with the issuance of the Series B Preferred Stock, the Company wrote off the associated debt discount and loan fees totaling $187,074 as additional interest expense. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The table below shows selected financial data for our last four fiscal years. Our fiscal year ends on December 31 each year. There were no dividends paid during the past four years.

	2006	2005	2004	2003	2002
		(In thousands $)
Gross revenue	10,322	6,200	2,084	661	605

Gross profit	3,143	2,019	688	214	636

Loss from Operations	(2,804)	(2,032)	(2,922)	(3,057)	(4,145)

Net loss	*(9,926)	(4,844)	(4,855)	(4,093)	(6,018)

Total assets	21,175	4,579	4,556	4,501	2,045

Warrant liability	**7,532	--	--	--	--

Debt obligations	8,609	12,192	8,860	6,006	3,253

Stockholders’ equity/(deficit)	3,042	(8,873)	(5,053)	(1,914)	(1,995)

*The 2006 loss includes a one-time expense of $5.3 million in connection with the conversion of $13.75 million in promissory notes and related accrued interest of $4.0 million into Series B Preferred Stock.

**The fair value of warrants to purchase 7,195,844 shares of the Company’s common stock was recorded as a derivative liability under ETIF 00-19. The warrants have strike prices from $1.79 to $2.24 per share. The Company would receive an additional $15 million in equity capital if these warrants were exercised at the current strike prices.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.

Overview

The Company is a manufacturer of coffee and tea concentrates, drink mixes, and flavor systems serving the foodservice, food and beverage manufacturing, and retail industries. For foodservice industry customers, it combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage manufacturers and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

The following is a comparative table of income statements for years ended December 31, 2006, 2005, and 2004. Below is a discussion and analysis of the period-over-period changes.

				Change
Income Statements	2006	2005	2004	2006 to 2005		2005 to 2004

Net sales	$10,321,655	$6,200,327	$2,083,810	$4,121,328	66.5%	$4,116,517	197.5%

Cost of sales	(7,178,753)	(4,180,925)	(1,395,961)	(2,997,828)	71.7%	(2,784,964)	199.5%
Gross profit	3,142,902	2,019,402	687,849	1,123,500	55.6%	1,331,553	193.6%

Operating expenses:
Research and development	(306,065)	(117,135)	(433,523)	(188,930)	161.3%	316,388	(73.0)%
Selling and marketing	(2,408,265)	(1,245,971)	(963,010)	(1,162,294)	93.3%	(282,961)	29.4%
General and administrative	(3,232,505)	(2,688,596)	(2,213,152)	(543,909)	20.2%	(475,444)	21.5%
Total operating expenses	(5,946,835)	(4,051,702)	(3,609,685)	(1,895,133)	46.7%	(442,017)	12.2%

Loss from operations	(2,803,933)	(2,032,300)	(2,921,836)	(771,633)	37.9%	889,536	(30.4)%
Other income (expenses):
Interest income	28,963	17,720	15,071	11,243	63.4%	2,649	17.6%
Interest expense	(2,162,999)	(2,855,638)	(1,949,606)	692,639	(24.2)%	(906,032)	46.5%
Accelerated interest expense	*(5,384,964)	--	--	(5,384,964)	--	--	--
Other income	--	26,070	134	(26,070)	--	25,936	19,355.2%
Income from derivatives	**404,721	--	--	404,721	--	--	--
Gain/(loss) on disposal of assets	(7,860)	--	1,701	(7,850)	--	(1,701)	--

Total other expense	(7,122,139)	(2,811,848)	(1,932,700)	(4,319,291)	153.6%	(879,148)	45.5%

Net loss	$(9,926,072)	$(4,844,148)	$(4,854,536)	$(5,081,924)	104.9%	$10,388	(0.2)%

*The 2006 loss includes one time expenses of $5.3 million in connection with the conversion of $13.75 million in promissory notes and related accrued interest of $4.0 million into Series B Preferred Stock.

**Expense for derivatives is a non-cash charge related to warrants to purchase 7,195,844 shares of the Company’s Common Stock was recorded as a derivative liability under ETIF 00-19. The warrants have strike prices from $1.79 to $2.24 per share. The Company would receive an additional $15 million in equity capital if these warrants were exercised at the current strike prices.

REVENUES

For 2006, the Company achieved record revenues of $10.3 million, an increase of $4.1 million or 67% over 2005. The Company increased sales in each of its product categories: hot-dispensed, iced-dispensed, syrups and mixes and ingredients.

For 2005, the Company had revenues of $6.2 million, an increase of $4.1 million or 197.5% over 2004. The Company increased sales of its hot-dispensed, mixes and syrups and ingredients products and added iced-dispensed products with the addition of 7-Eleven as a customer.

During 2006 and 2005, the Company significantly expanded national distribution of its dispensed hot and new iced coffee concentrates with the notable additions of distributors Gordon Foodservice, Shamrock Foodservice, Coremark, and McLane. The Company now sells its products nationally. The Company also expanded its presence as a coffee choice for group purchasing organizations such as Foodbuy, Amerinet and HPSI among others. In addition, the Company sells coffee and tea concentrates to several major consumer packaged goods companies that have introduced coffee or tea flavored ice creams and beverages.

The Company anticipates continued significant growth in its revenues in 2007 as it rolls out its products to foodservice chains, continues to add national and international distribution, expands sales of its dispensed iced coffee and tea beverages to convenience stores and quick service restaurants and increases sales of bulk coffee and tea extracts to consumer product companies and flavor houses. The Company expects accelerated growth in iced dispensed sales as several major convenience store chains rollout its product line to additional stores. These iced dispensed sales are anticipated to be concentrated in the spring, summer and early fall months.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $306,065 in 2006 compared to $117,135 in 2005, an increase of $188,930 or 161.3%. The increase in research and development expense was primarily due to the addition of staff and an increase in costs related to the development of new products and flavors.

Research and development expenses were $117,135 in 2005 compared to $433,523 in 2004, a reduction of $316,388 or 73%. The reduction in research and development expense was primarily due to lower overall costs as products under development in 2004 were commercialized in 2005.

The Company anticipates an increase in research and development costs in 2007 as it continues to identify and develop additional and varied products around its extracts to fill customer needs.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for 2006 were $2.41 million compared to $1.26 million in 2005, or an increase of 91.3%. These increases were the result of increased sales expenditures and the addition of five sales professionals with their related expenses. More specifically, approximately $580,000 of the increase was due to an increase in sales and marketing payroll expenses, $231,000 was attributable to related travel and entertainment expenses, $154,000 was attributable to increased marketing expenses, and $117,000 was attributable to expenditures on promotional materials.

Selling and marketing expenses for 2005 were $1.25 million compared to $0.96 million in 2004. The increase of $290,000 or 30.2% is primarily attributed to the increase in marketing and promotion of $252,000, increase in payroll expenses of $70,000, increase in travel and entertainment of $35,000, offset by the reduction in other expenses of $74,000. These increases include the additional variable commission and marketing allowance due to greater sales and the cost of identifying and developing further national distribution opportunities.

The Company anticipates the sales and marketing costs in 2007 will increase in proportion to its increased sales and planned additional sales staff. The Company added five sales persons in 2006 and anticipates adding nine sales persons in 2007. The additional sales staff is expected to enable the Company to expand regional and national sales opportunities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for 2006 were $3.23 million compared to $2.69 million in 2005. The increase of $540,000 or 20.2% was primarily due to an increase in warehouse overhead such as payroll and repairs and maintenance of $173,000, an increase in reserve for doubtful accounts of $150,000, an increase in finance and accounting expenses for payroll and outside accounting fees of $126,000 and an increase in other overhead expenses of $91,000. These cost increases were due to expansion of basic staff and services and increases in costs for legal, auditors, internal control consultants and improved insurance coverage’s reflecting the growth in its sales.

General and administrative expenses for 2005 were $2.69 million compared to $2.21 million in 2004. The increase of $478,000 or 21.7% was primarily due to an increase in overhead expenses of $240,000, increase in warehouse expenses such as payroll and repairs and maintenance of $74,000, increase in bad debt allowance of $131,000 and an increase in finance and accounting expenses for payroll and outside accounting fees of $33,000. These cost increases were primarily due to expansion of basic staff and services commensurate with the Company’s expanding sales.

The Company anticipates that general and administration expenses will continue to increase in 2007. It anticipates further additions to its accounting and administrative staff as sales continue to grow and anticipates that documentation and related expenses coming from Sarbanes-Oxley Act compliance requirements will also increase in 2007. In addition, the Company expects increases in costs for general liability and directors and officers insurance and investor relations programs.

OTHER INCOME/EXPENSES

Other income/expenses were $7.12 million in 2006 compared to $2.81 million in 2005. The increase in other income/expenses of $4.31 million or 153.4% was primarily due to (i) a one-time expense of $5.39 million taken in connection with the conversion of a promissory notes in the principal amount of $13,750,000, offset by a reduction in interest expense of $0.69 million and (ii) a non-cash derivative income of $0.4 million taken in connection with the Company’s issuance of $21 million of senior convertible debt and related warrants.

Other income/expenses were $2.81 million in 2005 compared to $1.93 million in 2004. The increase in other income/expenses of $879,000 or 45.5% was primarily attributable to an increase in the non-cash interest expense for discount amortization for the Company’s promissory notes and its related accrued interest period over period.

The Company’s net other income/expenses will be affected significantly and unpredictably by the market price of its Common Stock because it is required under ETIF 00-19 to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities. The Company is required to revalue these warrants at the end of each reporting period. The Company is then required to record the periodic change in value as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases). Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock. If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease. If these warrants were to be exercised in full, the Company would receive proceeds of approximately $15.0 million.

The Company net other income/expenses in 2007 will include non-cash interest expense for accretion of the debt discount recorded in connection with its $21 million senior convertible debt. For 2007, the aggregate amount of this expense is expected to be $4.5 million, which will be expensed as follows in each of the four fiscal quarters: $1,121,658, $1,152,861, $1,133,196 and $1,089,015 in the 1st, 2nd, 3rd and 4th quarters, respectively.

NET LOSS

The net loss for the Company for 2006 was $9.94 million compared to $4.84 million in 2005, an increase in loss of $5.10 million or 105.4%. The increase in loss was primarily due to one-time charges of $5.39 million taken in connection with the conversion of promissory notes in the principal amount of $13.75 million.

The net loss for the Company for 2005 was $4,844,149 compared to $4,854,537 in 2004, a decrease of $10,388 or 0.2%. The nominal decrease was primarily due to the significant increase in gross profit of $1,331,552, offset by additional operating expense of $353,267 and increased non-cash amortization of debt discount of $870,545.

The Company anticipates its net loss will decrease substantially in 2007 due to an anticipated increase in gross revenues, related increase in gross profit and relatively stable research and development and general and administrative expenses, notwithstanding significant planned increases in sales and marketing expenses. The Company’s other income expense for 2007 will be unpredictable due to the liability accounting for the warrants issued in connection with the issuance of $21 million of senior convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flows from operations each year since inception through December 31, 2006; it has an accumulated deficit of $40.3 million and has consumed cash from operations and financing in excess of $19 million. It has financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings. The Company received net offering proceeds of approximately $19 million from the issuance of $21 million of principal value of senior convertible debt in December 2006. The Company anticipates that its current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in 2007, will provide adequate capital to fund operations, sales growth and any required capital expenditures needs through the Company's cash flow breakeven.

The Company has a working capital line of credit with a banking institution that is secured by certain trade accounts receivable and certain coffee and finished goods inventory. The facility provides up to $3 million in working capital depending on the borrowing base at the present time. This facility currently has an outstanding balance of $713,000. The debt is current and the Company is in the process of resolving a technical violation of a debt covenant. The interest rate on the facility is bank prime.

The Company used $1,935,803 in cash and cash equivalents in operating activities in 2006, versus $2,721,195 and $2,447,654 respectively in 2005 and 2004. The decrease in use of cash in operating activities in 2006 is the result of increase gross profit partially offset by increased overall operating expenses and supplemented by a reduction in year-end inventories. The increase in use of cash in operating activities in 2005 of $273,541 is primarily the result of increased inventories necessary as the Company’s sales increased. The 2005 operating cash activities were primarily funded by an increase in trade payables, additional net long-term debt of $1,355,000 and the Company’s cash reserves.

FACTORS AFFECTING QUARTERLY PERFORMANCE

The Company has experienced variations in sales from quarter to quarter due to the sales mix of its products and a variety of other factors including consumer buying trends, marketing programs, seasonality and weather, therefore the results of any quarter are not necessarily indicative of the results that maybe be achieved for the full fiscal year. The Company anticipates significant growth in sales of its iced dispensed products in 2007. These sales are expected to be greater in the spring, summer and early fall, therefore the Company anticipates greater seasonality in its gross revenue and operating results.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

Concentration of credit risk with respect to cash and cash equivalent is the result of the Company having $18.4 million in three separate financial institutions. The invested funds are in cash bank accounts, bank money market accounts and cash reserve funds. The cash or cash equivalent investment are liquid and the Company can access all funds with 3 days or less notice. The Company funds are in large financial institutions with less than $300,000 not covered by insurance. The Company does not believe that it is subject to any unusual credit or market risk.

Concentration of credit risk with respect to trade receivables has decreased as the Company continues to diversify its customer base. The Company routinely assesses the financial strength of its customers. At December 31, 2006, the Company had three customers whose balances approximated 37.6% of gross accounts receivable. No other customer balance exceeded 10% of gross accounts receivable.

Revenue Recognition

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

Shipping and Handling Charges

The Company records shipping and handling charges, which are invoiced to customers with actual shipping and handling costs recorded as part of its cost of goods sold in the Statement of Operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $707,916, $271,394 and $72,240 for the years ended December 31, 2006, 2005 and 2004, respectively. Advertising expense include marketing allowances and promotional materials.

Research and Development Expenses

Research and development costs are expensed as incurred.

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

On July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“Fin 48”) was issued. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition or cash flows.

Stock-Based Compensation

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

Quantifying Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No.108 requires registrants to quantify misstatement using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. This guidance is effective for the first fiscal period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

Loss per Share

Basic EPS is computed as net loss divided by weighted average shares outstanding. The potential shares that can be issued total 19,311,721 and 384,031 respectively at December 31, 2006 and 2005. The potential shares to be issued related to the senior convertible debt is calculated based on the stated conversion price of $1.79 per shares.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. As of December 31, 2006, the company funds were on deposit at three financial institutions.

Trade Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers and generally due net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

Inventory

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have on its results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“Fin 48”) was issued. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No.108 requires registrants to quantify misstatement using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. This guidance is effective for the first fiscal period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance is effective for the first fiscal period ending after November 15, 2006. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations. The LLC is a Delaware limited liability company owned by Company directors, Baker, Knapp, Rielly, Hackett, and Solomon and three other Company shareholders. The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC. The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which will then be rented to the Company on terms that the Company believes to be arm’s length and no less favorable than could be obtained from an unaffiliated supplier. The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction. As of December 31, 2006, the LLC had purchased 758 dispensers at a cost of $1,744,000. The Company has rented these machines from the LLC and had incurred a dispenser rental expense of $73,291 and $370,791 in 2005 and 2006, respectively.

COMMITMENTS AND CONTINGENCIES

Set forth below is a table that summarizes our material obligations by type and by time period when these obligations become payable.

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term debt obligations	$22,102,736	$3,678,882	$9,790,399	$8,633,455	$-
Capital lease obligations	826,469	275,445	551,024	-	-
Total	$22,929,205	$3,954,327	$10,341,423	$8,633,455	$-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s market risks relating to our operations result primarily from changes in commodity prices and our ability to pass along those cost increases through customer price increases. We do not use financial instruments or commodity contracts in hedging transactions or for trading purposes, although we do buy futures contracts to mitigate against these risks, as described below.

Green coffee prices are subject to substantial price fluctuations due to various factors including weather, political and economic conditions in coffee-producing countries. Our gross profit margins can be impacted by changes in the price of green coffee. We enter into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which gives us significant flexibility in selecting the date of the market price and timing of delivery. Depending on our demand and the condition of the coffee markets, we will generally make commitments for one to six months ahead; as of December 31, 2006 we had approximately $100,000 in green coffee purchase commitments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company required in this item are set forth beginning on Page F-1 of this Form 10-K.

Javo Beverage Company, Inc.
Index to Financial Statements
December 31, 2006
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholder's Deficit	F-4

Statements of Cash Flows	F-7

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Javo Beverage Company, Inc.
Vista, California

We have audited the accompanying balance sheets of Javo Beverage Company, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of Javo Beverage Company, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javo Beverage Company, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Farber Hass Hurley & McEwen LLP

Granada Hills, California
March 12, 2007

JAVO BEVERAGE COMPANY, INC.
BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$18,324,161	$519,554
Accounts receivable, less allowances	844,144	776,761
Inventory, net of reserve for obsolescence	708,166	1,408,599
Prepaid expenses	148,736	42,810
Employee Advances	1,362	--
Total current assets	20,026,569	2,747,724
Property and equipment, net	880,559	985,102
Intangibles, net	247,696	825,865
Deposits	20,242	20,242
Total assets	$21,175,066	$4,578,933

LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,176,683	$1,199,156
Accrued payroll and related benefits	41,014	27,318
Accrued short-term interest payable	289,360	--
Working capital line of credit	713,000
Warrants liability	7,532,370	--
Current portion of long-term debt	3,678,882	32,705
Total current liabilities	13,431,309	1,259,179

Long-term debt, net of current portion	18,423,854	14,756,302
Unamortized discount on long-term debt	(13,818,233)	(5,249,734)
Accrued long-term interest payable	95,847	2,686,249
Total liabilities	18,132,777	13,451,996
Commitments	--	--
Stockholders' equity/(deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,775, 166 shares issued and outstanding as of December 31, 2006, 0 shares issued and outstanding as of December 31, 2005	1,775	--
Common stock, $0.001 par value, 300,000,000 shares authorized, 149,504,927 shares issued and outstanding as of December 31, 2006, 149,479,927 shares issued and outstanding as of December 31, 2005	149,504	149,479
Additional paid in capital	43,196,496	21,356,872
Accumulated deficit	(40,305,486)	(30,379,414)
Total stockholders' equity /(deficit)	3,042,289	(8,873,063)

Total liabilities and stockholders' equity/(deficit)	$21,175,066	$4,578,933

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net sales	$10,321,655	$6,200,327	$2,083,810

Cost of sales	(7,178,753)	(4,180,925)	(1,395,961)
Gross profit	3,142,902	2,019,402	687,849

Operating expenses:
Research and development	(306,065)	(117,135)	(433,523)
Selling and marketing	(2,408,265)	(1,245,971)	(963,010)
General and administrative	(3,232,505)	(2,688,596)	(2,213,152)

Total operating expenses	(5,946,835)	(4,051,702)	(3,609,685)

Loss from operations	(2,803,933)	(2,032,300)	(2,921,836)

Other income (expenses):
Interest income	28,963	17,720	15,071
Interest expense	(2,162,999)	(2,855,638)	(1,949,606)
Accelerated interest expense	(5,384,964)	--	--
Income (expense) from derivatives	404,721	--	--
Other income	--	26,070	134
Gain/(loss) on disposal of assets	(7,860)	--	1,701

Total other expense	(7,122,139)	(2,811,848)	(1,932,700)

Net loss	$(9,926,072)	$(4,844,148)	$(4,854,536)

Basic and diluted loss per share	$(0.07)	$(0.03)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	149,494,203	149,441,676	143,028,396

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total

Balances at January 1, 2004	141,046,434	$141,046	$18,864,264	($20,680,730)	($315,000)	($1,990,420)

Shares issued for exercised warrants	371,033	371	16,987	--	--	17,358

Subscription receivables collected	--	--	--	--	315,000	315,000

Warrants issued at a strike price of $0.085 per agreement with consultant	--	--	25,990	--	--	25,990

Shares issued Board of Directors at $0.14	1,200,000	1,200	166,800	--	--	168,000

Shares issued at $0.24 per share in connection with loan payable	450,000	450	81,194	--	--	81,644

Shares issued at $0.26 per share in connection with loan payable	6,150,000	6,150	1,150,186	--	--	1,156,336

Shares issued at $0.25 per share in connection with loan payable	150,000	150	27,570	--	--	27,720

Net loss	--	--	--	(4,854,536)	--	(4,854,536)

Balance at December 31, 2004	149,367,467	$149,367	$20,332,991	($25,535,266)	--	($5,052,908)

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balances at January 1, 2005	149,367,467	$149,367	$20,332,991	($25,535,266)	($5,052,908)

Shares issued for exercised warrants	836,212	836	83,789	--	84,625

Warrants issued at a strike price of $0.085 per agreement with consultant	--	--	46,712	--	46,712

Shares contributed by officers	(5,550,002)	(5,550)	5,550	--	--

Shares issued at $0.26 per share in connection with loan payable	375,000	375	70,133	--	70,508

Shares issued at $0.27 per share in connection with loan payable	562,500	563	106,935	--	107,498

Shares issued at $0.25 per share in connection with loan payable	1,612,500	1,613	296,377	--	297,990

Shares issued at $0.23 per share in connection with loan payable	150,000	150	15,286	--	15,436

Shares issued at $0.24 per share in connection with loan payable	150,000	150	27,065	--	27,215

Shares issued at $0.22 per share in connection with loan payable	1,500,000	1,500	259,820	--	261,320

Shares issued to employees at $0.33	25,000	25	8,225	--	8,250

Shares issued to employees at $0.28	50,000	50	13,950	--	14,000

Shares issued for services at $0.25	438,750	438	90,001	--	90,439

Shares returned by terminated employee	(37,500)	(38)	38	--	--

Net loss	--	--	--	(4,844,148)	(4,844,148)

Balance at December 31, 2005	149,479,927	$149,479	$21,356,872	($30,379,414)	($8,873,063)

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balances at January 1, 2006	149,479,927	$149,479	--	--	$21,356,872	($30,379,414)	($8,873,063)

Stock issued at $.29 to employee as part of employment agreement	25,000	$25	--	--	$7,224	--	$7,249

Preferred shares issued in debt conversion at $10.00 per share	--	--	1,775,166	$1,775	$17,749,885	--	$17,751,660

Warrants issued at a strike price of $0.085 per agreement with consultant	--	--	--	--	$1,541	--	$1,541

Senior convertible debt beneficial conversion feature at fair value	--	--	---	--	$4,065,583	--	$4,065,583

Warrants issued at a strike price of $1.79 in connection with senior convertible debt	--	--	--	--	$15,391	--	$15,391

Net loss	--	--	--	--	--	($9,926,072)	($9,926,072)

Balance at December 31, 2006	149,504,927	$149,504	1,775,166	$1,775	$43,196,496	($40,305,486)	$3,042,289

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(9,926,072)	$(4,844,148)	$(4,854,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,415,581	1,889,966	1,353,890
Accelerated interest and discount converted to preferred stock	5,384,964	--	--
Loss (gain) on derivatives	(404,721)	--	--
Issuance of common stock for compensation	7,249	101,438	220,914
Issuance of warrants for services and warrants exercised	1,541	46,712	(25,990)
Loss (gain) on disposal of assets	7,860	--	(1,701)
Changes in operating assets and liabilities:
Accounts receivable	(67,384)	(461,258)	(236,833)
Inventories	700,433	(1,120,644)	(162,157)
Prepaid expenses and deposits	(105,926)	(128,588)	68,257
Employee advances	(1,362)	14,174	1,900
Accounts payable and accrued expenses	(22,475)	551,402	340,157
Accrued payroll and related benefits	13,696	785	18,945
Accrued interest payable	60,813	1,228,966	829,498
Net cash used in operating activities	(1,935,803)	(2,721,195)	(2,447,656)
Cash flows from investing activities:
Proceeds from disposal of equipment	1,094	--	9,419
Purchases of property and equipment	(151,238)	(291,048)	(510,542)
Net cash used in investing activities	(150,144)	(291,048)	(501,123)
Cash flows from financing activities:
Proceeds from long-term debt	21,000,003	1,450,000	2,250,000
Line-of-Credit advances	713,000	--	--
Loan costs	(1,822,449)	(95,000)	(225,000)
Payments on long-term debt	--	--	(4,698)
Payment received on stock subscription	--	--	315,000
Proceeds from exercised warrants	--	84,625	17,941
Net cash provided by financing activities	19,890,554	1,439,625	2,353,243

Net change in cash and cash equivalents	17,804,607	(1,572,618)	(595,536)
Cash and cash equivalents at beginning of period	519,554	2,092,172	2,687,708

Cash and cash equivalents at end of period	$18,324,161	$519,554	$2,092,172

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENT OF CASH FLOWS (Continued)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Non-cash financing and investing activities:
Issuance of preferred stock in exchange for debt	$17,751,660
Equipment from capital lease	$63,726
Discount for beneficial conversion feature of Senior Convertible Debt	$4,065,583
Warrant Liability	$7,532,370
Supplemental cash flow information:
Cash paid for interest	$50,854	$2,954	-
Cash paid for income taxes	$1,936	$5,787	$1,600

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1. NATURE OF OPERATIONS

Organization

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

Restatement

The Cash Flow Statement for 2004 has been corrected for a classification error inadvertently reported in the amended 10KSB for 2004. The depreciation and amortization expense previously reported was $690,904 and should have been $1,353,890. The issuance of stock for compensation previously reported was $883,900 and should have been $220,194. The Cash Flow Statement for 2004 has been corrected in this report.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

Concentration of credit risk with respect to cash and cash equivalent is the result of the Company having $18.4 million in three separate financial institutions. The invested funds are in cash bank accounts, bank money market accounts and cash reserve funds. The cash or cash equivalent investment are liquid and the Company can access all funds with 3 days or less notice. The Company funds are in large financial institutions with less than $300,000 not covered by insurance. The Company does not believe that it is subject to any unusual credit or market risk.

Concentration of credit risk with respect to trade receivables has decreased as the Company continues to diversify its customer base. The Company routinely assesses the financial strength of its customers. At December 31, 2006, the Company had three customers whose balances approximated 20.0%, 8.9%, and 8.8% of gross accounts receivable. No other customer balance exceeded 10% of gross accounts receivable.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

Shipping and Handling Charges

The Company records shipping and handling charges, which are invoiced to customers with actual shipping and handling costs recorded as part of its cost of goods sold in the Statement of Operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $707,916, $271,394 and $72,240 for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred.

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

On July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“Fin 48”) was issued. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition or cash flows.

Stock-Based Compensation

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

Quantifying Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No.108 requires registrants to quantify misstatement using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. This guidance is effective for the first fiscal period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share

Basic EPS is computed as net loss is based on weighted average shares outstanding. The potential common shares that can be issued total 19,311,721 at December 31, 2006, 384,031 at December 31, 2005 and 3,269,131 December 31, 2004. The number of potential shares to be issued at December 31, 2006 related to the senior convertible debt is calculated based on the stated conversion price of $1.79 per share.

Cash and Cash Equivalents

Cash and cash equivalents include money market funds which are carried at cost, plus accrued interest, which approximates market. The Company does not believe that it is subject to any unusual credit or market risk.

Trade Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers and are generally due net 30 days. The trade receivable are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates.

Inventory

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact of its the adoption of SFAS No. 157 will have its results of operations or financial position.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3. MAJOR CUSTOMERS AND VENDORS

The Company purchases certain products from five suppliers, which accounted for approximately 62%, 60% and 65% of total purchases in 2006, 2005 and 2004, respectively. Management does not believe that the loss of these suppliers could have a severe impact on the result of operations since the Company has identified available products at other vendors.

During the year ended December 31, 2006, 2005 and 2004, the Company had sales to three major customers, which accounted for 19%, 14% and 10% of sales in 2006, 19%, 15% and 11% of sales in 2005 and 21%, 17% and 15% of sales in 2004, respectively. The Company expanded its customer base in 2006 and anticipates that sales in 2007 will be to a broader base of customers and it will be less reliant on any one customer.

NOTE 4. INVENTORY

Inventory consists of the following at December 31, 2006 and 2005.

	2006	2005
Raw Materials	$462,558	$986,441
Finished Goods	283,864	460,414
	746,422	1,446,855
Reserve for Obsolescence	(38,256)	(38,256)
	$708,166	$1,408,599

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006, and 2005.

	2006	2005
Production Equipment	$1,745,002	$1,501,502
Office Equipment	167,781	149,401
Leasehold Improvements	48,020	114,202
Total Cost	1,960,803	1,765,105
Less Accumulated Depreciation	(1,080,244)	(780,003)
	$880,559	$985,102

During the years ended December 31, 2006, 2005, and 2004 depreciation expense totaled $310,556, $266,248, and $233,488, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7. INTANGIBLE ASSETS

The Company recorded loan costs of $95,000 and $225,000 during the years ended December 31, 2005 and 2004, respectively, which represented a 10% loan cost paid in connection with its private placement debt offerings (see Note 8 below). These loan costs are being amortized over the five-year life of the loans. Amortization expense as of December 31, 2005 and 2004 was $220,730 and $170,371, respectively. In addition in 2005, the Company entered into a five year contract to be the primary liquid coffee provider for a large contract foodservice operator. These payments are subject to certain mandated sales performances. The Company paid $300,000 of the fee in September 2005. In 2006 and 2005, the Company recorded an expense of $53,422 and $25,174, respectively, for the amortization of the conversion fee. The conversion fee net of the $221,404 expense and the $600,000 remaining payable or $821,404 is reported on the balance sheet as part of the Company’s intangible assets.

	2006	2005
Loan fees	$1,141,050	$1,133,550
Conversion fee	300,000	300,000
	1,441,050	1,433,550
Accumulated amortization	(1,193,354)	(607,685)
Net intangibles	$247,696	$825,865

NOTE 8. WORKING CAPITAL LINE OF CREDIT

The Company entered into a working capital line of credit agreement on September 26, 2006, with a bank to provide a loan of up to $3,000,000, secured by the Company’s accounts receivable and inventory. The term of the loan is one year and carries an annual interest rate of Comerica prime rate or 8.25% as of December 31, 2006. The available working capital loan amount is based on 75% of eligible accounts receivable and 40% of eligible inventories. Eligible accounts receivables are generally described as those due within thirty days or less from the date of invoice for products sales that have been validly assigned to the bank. Eligible accounts receivable specifically exclude foreign sales, receivables for sales that are not final and related party receivables. Eligible inventories are generally described as raw materials in saleable form and finished goods inventory that have been validly assigned to the bank. Eligible inventory specifically excludes supplies, packaging and work-in-process. The bank retains the discretion from time-to-time to define what qualifies as eligible accounts receivable and inventories. As of December 31, 2006, the Company had a $713,000 loan balance and available credit of $252,700. The debt is current and the Company is in the process of resolving a technical violation of a debt covenant. The working capital line of credit matures on September 25, 2007, unless renewed.

NOTE 9. LONG-TERM DEBT

On April 11, 2002, the Company issued $5,000,000 in promissory notes bearing 10% interest per year, which mature on April 11, 2007. The proceeds of this funding paid off a prior loan commitment and provided the Company with working capital to begin operations. In connection with these promissory notes, the Company issued 30,000,000 shares of its restricted common stock and paid a 10% loan cost totaling $500,000. The Company determined that per APBO No. 14 the note holders had effectively purchased the 30,000,000 shares of restricted Common Stock for $2,910,973 and had paid $2,089,027 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $2,910,973 debt discount was recognized on the $5,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the term of the debt. Of the $5,000,000 in promissory notes $4,500,000 plus related accrued interest were converted to Series B Preferred Stock in 2006.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9. LONG-TERM DEBT (continued)

In 2003, the Company issued $6,000,000 in promissory notes bearing 10% interest per year, which mature in 2008. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 36,000,000 shares of its restricted common stock and paid loan costs totaling $313,550. The Company determined per APBO No. 14, the note holders had effectively purchased the 36,000,000 shares of restricted Common Stock for $3,365,486 and had paid $2,634,534 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $3,365,486 debt discount was recognized on the $6,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt. Of the $6,000,000 in promissory notes, $5,775,000 plus related accrued interest were converted to Series B Preferred Stock in 2006.

In 2004, the Company issued $2,250,000 in promissory notes bearing 10% interest per year, which mature in 2009. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 6,750,000 shares of common stock and incurred loan costs totaling $225,000. The Company determined that per APBO No. 14 the note holders had effectively purchased the 6,750,000 shares of restricted Common Stock for $1,518,914 and had paid $1,181,086 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $1,518,914 debt discount was recognized on the $2,700,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt. All of the $2,250,000 in promissory notes plus accrued interest were converted to Series B Preferred Stock in 2006.

In June 2005, the Company issued $1,000,000 in promissory notes bearing 10% interest per year, which mature in 2010. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 3,000,000 shares of its restricted Common Stock and incurred loan costs totaling $50,000. The Company determined that per APBO No. 14 the note holders had effectively purchased the 3,000,000 shares of restricted common stock for $538,003 and had paid $461,997 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $538,003 debt discount was recognized on the $1,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt. All but $25,000 of the $1,000,000 in plus related accrued interest were converted to Series B Preferred Stock in 2006.

In December 2006, the Company issued $21,000,003 in Senior Convertible Debt. The Senior Convertible Debt bears annual interest at 6.95% per annum based on a 360 day year. The debt agreement provides for quarterly interest payments starting April 1, 2007 and fifty-four equal monthly principal payments of $388,889 starting May 1, 2007. At the Company’s option, the interest and principal payments may be paid in either cash or in registered Common Stock valued at a 12% discount to the volume weighted average stock price for the 20 trading days following the due date (the “VWAP”), if the VWAP is over $1.00 per share. If the VWAP stock price is more than $0.60 and less than $1.00 per share, then the principal payments at the Company’s option may be paid in registered Common Stock valued at a 15% discount to the VWAP. At no time will the conversion value of the registered shares used for payment of the debt exceed $1.79 per share. If the VWAP stock price is $0.60 or less, then the Company will be required to pay the interest and principal payments in cash. The investors may elect at any time to convert any or all the debt to registered shares at a value based on $1.79 per share. The Senior Convertible Debt is a complex instrument requiring the Company to strictly adhere to certain notifications and payments schedules or be in default under its provisions. If an event of default occurs under the debt, the debt will bear interest at a rate of 15% for so long as the default continues. See the Senior Convertible Debt agreement attached to the Company’s 8-K filed on December 18, 2006 for further details. The fair value of the Senior Convertible Debt with out the beneficial conversion feature was determined by first determining the fair value of the warrants issued in connection with the transaction and allocating the remainder of net proceeds to the debt. The allocation to the debt was $13,062,911 before expenses paid to third parties. The Company recorded a debt discount of $9,767,431 which is accreted at an interest rate of approximately 26.9% over the life of the senior convertible debt as interest expense.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9. LONG-TERM DEBT (continued)

In connection with the Senior Convertible Debt, the Company issued warrants for the purchase of 6,644,554 of the Company’s Common Stock. The Company issued Series A Warrants for 3,519,555 common shares at a strike price of $1.95 per share and Series B Warrants for 3,124,999 at a strike price of $2.24 per share. Any or all of the warrants maybe exercised any time between June 2007 and December 2011. The Company would receive gross proceeds of $13,863,130 if these warrants were exercised in full at their current strike prices. The A and B Warrant agreements are identical except for the strike price. These warrants were valued at the time of issuance using the Black-Scholes option valuation, which resulted in a fair value of $3,906,076 for the A Warrants and $3,406,249 for the B Warrants, representing a total fair value of these warrants of $7,312,955 as of December 15, 2006. Because the warrants provide for a strike price reset if the Company issues stock at a price less than the defined exercise price, the Company was required under ETIF 00-19 to use liability accounting for the warrants. The fair value of the A and B warrants of $7,312,955 was recorded as to warrant liability. In connection with the issuance of the Senior Convertible Debt, the Company also issued Series C Warrants for the purchase of 11,731,844 at a strike price of $1.79 per share. These warrants only become exercisable if and to the extent the Company exercises its option to pre-pay part or all of the Senior Convertible Debt.

Cowen and Co., LLC acted as exclusive private placement agent for the Senior Convertible Debt offering and was paid a fee of $1,470,000 in cash. In addition, the Company reimbursed Cowen for its out-of-pocket expenses and issued Cowen Conversion Share Warrant to purchase 351,955 shares of Common Stock with a strike price of $1.79 per share, Series A Warrants to purchase 105,583 shares of Common Stock with a strike price of $1.95 per share and Series B Warrants to purchase 93,750 shares of Common Stock with a strike price of $2.24. The warrants are the same terms as other warrants issued in connection the Senior Convertible Debt with the exception of the strike prices. The fair value of $624,137 for these warrants was determined using Black-Scholes in the same manner as the warrants issued to the investors. The Company recorded the $624,137 as a warrant liability as of the closing.

In addition to the above, the Senior Convertible debt was determined to have a beneficial conversion feature due to anticipated conversion of the debt principal to Common Stock at a discount to market if the stock price at time of conversion was between $0.60 and $1.79. The fair value of this beneficial conversion feature was determined to be $4,065,583 at the closing of the debt transaction. The fair value was determined by dividing the Conversion Price of $1.79 into the total debt to get the Conversion Shares of 11,731,844 and multiplying the number of conversion shares times the VWAP stock price at closing of $1.46 to get a determined debt value of $17,128,492. Comparing this with the determined debt value of $13,062,912, the resulting value of the beneficial conversion feature was determined to be $4,065,583. This value of this beneficial conversion feature was recorded as an additional discount to the debt and an addition to paid-in-capital as of the closing of the transaction. The beneficial conversion feature discount will be accreted to decrease the Beneficial Conversion Feature (BCF) Discount and to record an Other Expense over the period of the note using an effective interest rate of approximately 8.6%.

In connection with the issuance of the Senior Convertible Debt, the Company entered into a Registration Rights Agreement that required it file for registration of a number of shares of Common Stock sufficient to allow full conversion of the principal and interest payments and exercise of the warrants. On January 11, 2007 the Company filed an S-3 Registration Statement with the Securities and Exchange Commission. The Company is to use its best efforts to have this registration statement declared effective by May 14, 2007. If the registration statement is not declared effective by that time, the Company will be in default under the terms of the agreement and it will be subject to a penalty 1% of the debt per month, with a maximum penalty of up to 10% of the total amount of the debt.

The Company determined that all the Conversion Share, A and B Warrants issued in connection with the Senior Convertible Debt were to be accounted for as derivative liabilities. This accounting treatment requires the Company value the warrants at the end of each reporting period and record the change in value (mark-to-market) as an increase or decrease in warrant liability through a charge to other income or expense. As of December 31, 2006, the Company determined, using Black-Scholes,that the fair value of the warrants had declined by $404,721. Accordingly, the Company recorded a corresponding current-period “other derivative income” and recorded a reduction in warrant liability for that amount as of December 31, 2006.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9. LONG-TERM DEBT (continued)

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Senior convertible debt, unsecured, payable in installments from May 2007 through October 2011 with interest at 6.95% per annum due quarterly starting April 2007 through maturity in 2011	$21,000,003	--
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2007	500,000	5,000,000
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2008	225,000	6,000,000
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2009	200,000	2,700,000
Lease payable, secured by equipment, payable in monthly installments of $1,460, including interest at 16.642% per annum. Matures 2011.	53,112	--
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2010	25,000	1,000,000
Lease payable, secured by equipment, payable in monthly installments of $1,312, including interest at 23.38% per annum. Matures 2008.	23,289	31,572
Note payable, unsecured, payable in monthly installments of $1,174, including effective interest at 6.09% per annum. Matures 2008	21,370	33,420
Lease payable, secured by equipment, payable in monthly installments of $498 at an annual interest rate of 10.741%. Matures in 2011.	21,270	--
Lease payable, secured by equipment, payable in monthly installments of $1,150, including interest at 14.677%. Matures 2007.	12,763	--
Lease payable, secured by equipment, payable in monthly installments of $1,701, including interest at 27.663% per annum. Matures 2007.	10,883	22,146
Lease payable, secured by equipment, payable in monthly installments of $485, including interest at 6.0% Matures 2008.	9,218
Lease payable, secured by equipment, payable in monthly installments of $159, including interest at 49.273% per annum. Matures 2007	828	1869
Note payable, secured by automobile, payable in monthly installments of $411, including interest at 1.9% per annum. Matured 2005	--	--

	22,102,736	14,789,007
Less current portion	3,678,882	32,705

	$18,423,854	$14,756,302

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9. LONG-TERM DEBT (continued)

2006
Long-term debt matures as follows:

December 31, 2007	$3,678,882
2008	4,930,880
2009	4,859,519
2010	4,737,406
2011	3,896,049
Thereafter	--

$22,102,736

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into a non-cancelable operating lease for its office space in 2002. The lease expires in 2009. Total rent expense for all operating leases for the years ended December 31, 2006, 2005 and 2004 amounted to $324,223, $313,533 and $308,655, respectively.

The Company's future annual minimum lease payments as of December 31, 2006 are as follows:

Year Ending

2007	$275,445
2008	283,704
2009	267,320
$826,469

Consulting Agreements

In 2003, the Company entered into an agreement with a consultant to implement a national sales effort for the Company's products. The agreement calls for the issuance of warrants to purchase 10 shares of the Company's Common Stock for each gallon of Company product sold by the consultant, with an exercise price of $0.085 per share. As of December 31, 2005, warrants to purchase a total of 489,234 shares had been issued to the consultant pursuant to this arrangement. In 2004, 115,969 shares were purchased under these warrants. No additional amount of these warrants have been exercised. The Company recognized an expense of $1,541, $46,712 and $79,605 in 2006, 2005 and 2004, respectively. The consulting agreement has now expired.

Litigation

As of December 31, 2006, there were no claims filed against the Company. However, the Company may, during its normal course of business, be subject from time to time to disputes and to legal proceedings against it.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11. STOCK AND WARRANT TRANSACTIONS

In 2006, 2005 and 2004, there were no options granted to any employees or officers.

The outstanding warrants for the purchase of the Company’s Common Stock as of December 31, 2006 are listed below. None of the warrants are owned by directors, officers or employees of the Company.

Strike Price	Number of Warrants	Exercise Period
$0.085	384,031	January 2007 through January 2009
$1.79	351,955	June 2007 through December 2011
$1.95	3,625,142	June 2007 through December 2012
$2.24	3,218,749	June 2007 through December 2013
	7,579,877	Total Outstanding Warrants

NOTE 12.  PROVISION FOR INCOME TAXES

No provision for income taxes was recorded in 2006, 2005 or 2004 since the Company generated both book and tax losses. The Company’s deferred tax assets consist of the following:

PROVISION FOR INCOMES TAXES	2006	2005	2004
Net operating loss carry forward	$43,100,000	$30,300,000	$25,500,000

Calculated deferred tax benefit	$17,240,000	$12,120,000	$10,200,000
Valuation allowance	($17,240,000)	($12,120,000)	($10,200,000)
Deferred tax asset	$--	$--	$--

Provision for income tax benefits were as follows:
Tax benefit, calculated at statutory rate	($2,723,920)	($1,920,000)	($1,940,000)
Increase in valuation allowance	$2,723,920	$1,920,000	1,940,000
	$--	$--	$--

At December 31, 2006, the Company had net operating carryforwards for federal and state purposes that expire in various years through 2026. The extent to which these loss carryforwards can be used to offset future taxable income may be limited.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 13.  RELATED PARTY TRANSACTIONS

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations. The LLC is a Delaware limited liability company owned by Company directors, Baker, Knapp, Rielly, Hackett and Solomon and three other Company shareholders. The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC. The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then be rented to the Company on terms that the Company believes to be arm’s length and no less favorable that could be obtained from an unaffiliated supplier. The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction.

As of December 31, 2006, the LLC had purchased 758 dispensers at a total cost of $1,744,000. The Company incurred dispenser rental expense of $370,791 and $73,291, in 2006 and 2005, respectively.

During 2006 the Company converted $13,750,000 in promissory notes plus accrued interest of $4,001,660 to 1,775,166 shares Series B Preferred Stock. The Company’s eight outside directors converted $1,550,000 plus accrued interest of $524,305 to 207,336 shares of Series B Preferred Stock or 11.7% of the total Series B Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer and the aid of an outside consultant, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s assessment of our internal control over financial reporting did identify certain significant deficiencies some of which rose to the level of material weaknesses. However, we believe that the financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluates the effectiveness of the Company’s internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During this evaluation, the Company identified certain significant deficiencies in its internal control over financial reporting.

These significant deficiencies, some of which rose to the level of material weaknesses, included:

Receivables: The Company’s internal accounting software allowed the same person to input and post receivable transactions. In addition, the software did not allow timely identification of customer discounts and allowances to be reflected in the reporting of accounts receivable.

Payables: The Company’s controls over the approval and the requirement to have supporting documentation accompanying all disbursements were not operating effectively.

Inventory: The Company installed a new component to its inventory software system and was developing the processes to test and monitor proper tracking of inventory quantities and values as of December 31, 2006.

Adjusting journal entries: The Company had an informal process for fully documenting and retaining evidence of approval and support for adjusting journal entries.

IT environment: The Company’s information technology control systems were informal in nature. This environment is lacking segregation of duties, formal security policies and the Company had not yet tested recovery of critical financial data.

Account analyses, account summaries and account reconciliations: Certain controls designed to ensure timely performance, review and approval of certain account analyses did not operate effectively.

Controls at the entity level: As evidenced by the significant deficiencies some of which rose to the level of material weaknesses described above, the Company determined that entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities did not operate effectively. Such entity level controls, and a comprehensive process of monitoring of internal controls, are part of the framework to ensure that that the designed system of internal control is operating effectively to ensure that significant transactions are adequately identified, recorded and disclosed.

While the Company identified certain other deficiencies in its internal control over financial reporting, it does not believe they constitute significant deficiencies or material weaknesses.

The Company has taken steps and continues to make changes in its internal control and procedures to correct and remediate the deficiencies it identified during its assessment.

 Changes in Internal Contol over Financial Reporting

The Company made several changes in its internal control over financial reporting in the fourth quarter of 2006 and into the first quarter of 2007 to remediate and correct identified significant deficiencies and material weaknesses in its internal control and procedures. These changes primarily involved further separation of duties in the control processes, adding additional review steps in certain processes, formalization and retention of written documentation of control, review and approval processes, and additional training of personnel involved in the financial processes and realignment of certain access rights by position within its accounting and information systems.

These changes in internal control over financial reporting to improve internal controls and remediate the identified significant deficiencies and material weaknesses included:

Receivables: The Company has added personnel and reassigned inputting and posting responsibilities and instituted a better system to more accurately and timely reflect receivables with known discounts at the time of customer invoice for more timely and accurate reporting.

Payables: The Company revised its buying and receiving processes to insure that written documentation was maintained with document approval processes for all purchases and expenses.

Inventory: The Company tightened internal control over its inventory counts and improved verification and valuation processes. In addition it began and continues additional testing and monitoring of its inventory software system.

Adjusting journal entries: The Company implemented a formal process to retain and document the approval and support for adjusting journal entries.

IT environment: The Company is in the process of formalizing its information technology systems to insure that proper separation of duties has been provided and is maintained, and that formal security policies are established and maintained. In addition, the Company is currently planning to do a formal test of the recovery of critical financial data in the second quarter of 2007.

Account analyses, account summaries and account reconciliations: The Company has and continues to formalize its processes to insure that account analyses, account summaries and account reconciliations are performed and reviewed and approved in a timely manner.

Controls at the Entity Level: The Company has taken additional actions to remediate the issues previously identified with respect to our ineffective controls at the entity level. The Company has engaged a consultant to help it improve system controls and to insure that they will meet the requirements under COSO. Consultants from the IT Systems provider will be engaged to perform further review of our current usage of our system, and the cost benefits of any proposed upgrades that are available.

The Company management has and continues to take action to correct the known deficiencies and it plans to remain vigilant and to add additional staff and system improvements, as needed, to ensure that its internal control over financial reporting is effective. These efforts include formalizing the assessment process by identifying and scheduling periodic internal testing of the various systems and process involved in its internal control over financial reporting.

The Company’s assessment of the effectiveness of internal control over financial reporting and the Company’s financial statements have been audited by Farber Hass Hurley & McEwen LLP, independent registered public accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and members of the Board of Directors. The independent registered public accounting firm’s report is presented on page 35.

Item 9B. Other Information

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names and ages of our executive officers and directors, as well as certain biographical information.

CODY C. ASHWELL, 36

Cody C. Ashwell is the Chairman and Chief Executive Officer of Javo Beverage Company. Mr. Ashwell has served as the Company's CEO and Chairman since September 4, 2001, acted as a consultant to the Company prior to that, and has held a major stake in the Company since 1999. Prior to joining Javo, Mr. Ashwell was managing partner of Ashwell, Marshall & Associates. Prior to this, he was the founder and principal of a successful financial and insurance services firm, which was later, sold to the Allstate Insurance Corporation.

GARY LILLIAN, 50

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

RICHARD A. GARTRELL, 58

Richard A. Gartrell has served as Javo's Chief Financial Officer since the Fall of 2001 and acted as a consultant to the Company for two years prior to that. Mr. Gartrell was a certified public accountant and has more than 32 years of accounting experience. He has acted successfully in the position of chief financial officer at several mid-cap companies, most recently AMX Resorts, Inc. Mr. Gartrell has been qualified as an expert witness in forensic accounting and holds a Bachelor of Science degree in accounting from Colorado State University.

WILLIAM E. MARSHALL, 36

William E. Marshall is Javo’s Senior Executive Vice President of Operations and General Counsel and, since March, 2002, the Company's corporate secretary. Prior to becoming general counsel in January of 2002, Mr. Marshall served as the Company's Chief Administrative Officer. Mr. Marshall became Senior Executive Vice President in September 2002. A member of the California State Bar, Marshall earned his juris doctorate from the University of California at Los Angeles. He completed his undergraduate studies at the University of California at Santa Barbara.

WILLIAM C. BAKER, 73

William C. Baker has been a director of the Company since January, 2004. Mr. Baker also serves as a director of Public Storage, Inc. and California Pizza Kitchen, Inc. Previously, Mr. Baker served as a Director of Callaway Golf Company and of La Quinta Corporation (f/k/a The Meditrust Companies), President and Chief Executive Officer of the Los Angeles Turf Club, Inc., a subsidiary of Magna International, Inc., Chairman and Chief Executive Officer of The Santa Anita Companies, Inc., Chairman of Santa Anita Realty Enterprises, Inc. and Chairman, President and Chief Executive Officer of Santa Anita Operating Company. Mr. Baker also served as President and Chief Operating Officer of Red Robin International, Inc. (a restaurant chain) from May 1993 to May 1995, and Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc. from August 1992 to December 1995. He was the principal shareholder and Chief Executive Officer of Del Taco, Inc. from 1977 until it was sold in 1988. Mr. Baker received his law degree in 1957 from the University of Texas.

RONALD S. BEARD, 68

Ronald S. Beard has been a director of the Company since January, 2004. Mr. Beard has also served as a Director of Callaway Golf Company since June 2001 acting as Chair of their Audit Committee and as lead independent director. Mr. Beard is currently a partner in the Zeughauser Group, consultants to the legal industry. Mr. Beard is a retired former partner of the law firm of Gibson, Dunn & Crutcher LLP. He joined the firm in 1964, served as Chairman of the firm from April 1991 until December 2001, and was also its Managing Partner from April 1991 until mid-1997. Mr. Beard served as Callaway Golf Company's general outside counsel from 1998 until he joined its Board of Directors. He received his law degree in 1964 from Yale Law School.

JERRY W. CARLTON, 65

Jerry W. Carlton has been a director of the Company since January, 2004. Mr. Carlton is an attorney specializing in tax and general business law and has been a partner in O'Melveny & Myers L.L.P. for 30 years. As Managing Partner of the firm's Orange County office for 15 years, Mr. Carlton handled hospital acquisitions and divestitures and was responsible for all legal aspects of a large managed care entity. Mr. Carlton has served as a director of numerous public and privately-held companies and on the boards of several charitable organizations, including: Phoenix House, Prentice Day School, Willametta K. Day Foundation, Arlington Investment Company, Vicente Management Company and the Foley Timber Company, Oakmont Corporation and Fibres International. Mr. Carlton earned his law degree from the University of Texas in 1967.

TERRY C. HACKETT, 58

Terry C. Hackett has been a director of the Company since January, 2004. Mr. Hackett has specialized in business and real estate transactions during his legal career. Currently he is the President of Hackett Management Corporation, a real estate management company, which manages the real estate assets, primarily retail properties, in which he is a partner. For fifteen years Mr. Hackett sat on the Board of Directors of Knott's Berry Farm Foods, which manufactured preserves, salad dressings, and other products for distribution throughout the United States. The company was sold to ConAgra in 1995. Mr. Hackett also sat on the Board of the parent company, Knott's Berry Farm, which was involved in the theme park, retail and food service business. Subsequently, he was the representative for the Knott family on the Board of Cedar Fair LP, which acquired Knott's and has theme parks, retail sales and food service and 12 locations throughout the U.S. Mr. Hackett has a degree in business finance from the University of Southern California School of Business and juris doctorate from the University of Southern California University School of Law.

JAMES R. KNAPP, 71

James R. Knapp has been a director of the Company since January, 2004. James R. Knapp has served as the Chairman of The Brookhollow Group, a Real estate investment and industrial and commercial development firm since 1980. Mr. Knapp currently serves as a director of UNIFI Mutual Holding Company, Ameritas Holding Company and Ameritas Life Insurance Corporation. From 1975 to 1980, Mr. Knapp served as Executive Vice President and Director of Pacific Enterprises (Formerly Pacific Lighting Corporation), the largest gas distribution company in the United States, where he was in charge of the financial and legal affairs of the company (corporate finance, gas supply finance, law, accounting and administration) as well as non-utility operations (real estate development, agriculture and equipment leasing). From 1971 to 1975, Mr. Knapp was Group Vice President of Pacific Enterprises in charge of non-utility operations. From 1969 to 1971, he was President and Co-Founder Dunn Properties Corporation, a developer of industrial properties in California, Texas, Georgia and Colorado. From 1967 to 1969, he was a partner in the law firm of Kalmbach, DeMarco, Knapp & Chillingworth. Prior to that he was a partner and associate in the law firm of Kindel and Anderson. Mr. Knapp received a degree in Economics from Stanford University and Juris Doctorate from Hastings College of the Law.

THOMAS J. RIELLY, 55

Thomas J. Rielly has been a director of the Company since January, 2004. Mr. Rielly is the founder of Rielly Homes, a California-based development company that has built over 3,000 residences and commercial buildings throughout Southern California. As president of Rielly Homes, Mr. Rielly is directly involved in all aspects of real estate development including land acquisition, financing, lender-joint venture relationships, project design, construction, leasing and sales of properties. Prior to founding Rielly Homes, Mr. Rielly served for eight years as Executive Vice President and Chief Operating Officer of BCE Development, Inc.'s United States operations where he managed a staff of 370 and assets exceeding $2.5 billion.

STANLEY A. SOLOMON, 66

Stanley A. Solomon has been a director of the Company since January, 2004. Mr. Solomon is a Certified Public Accountant currently operating a professional practice specializing in providing tax consulting services. Previously, Mr. Solomon was a partner in the national accounting firm of Kenneth Leventhal & Company. Mr. Solomon has served as an outside director of two publicly traded corporations. He earned a B.S. degree in accounting from Hunter College and a law degree from Brooklyn Law School.

RICHARD B. SPECTER, 54

Richard B. Specter has been a director of the Company since January, 2004. Mr. Specter is a partner in the Southern California law firm of Corbett, Steelman & Specter. Mr. Specter has served as a litigator for over twenty-five years with extensive experience in both Federal and State courts. He has acted as lead counsel in major litigation involving franchise disputes, distribution rights, unfair competition and trademark issues. He has also been involved in antitrust matters affecting the petroleum, sports and newspaper industries, Federal and State securities claims, and commercial transactions. Mr. Specter's trial experience includes the areas of product liability, business disputes, real estate matters, employment disputes, professional malpractice and banking litigation, and antitrust litigation. Mr. Specter received his B.A. degree from Washington University and his law degree from George Washington University. Mr. Specter is a member of the Orange County Bar Association, American Bar Association, Pennsylvania Bar Association, Illinois State Bar Association, and Missouri Bar Association.

There are no family relationships among our directors or executive officers. In 2004, each outside director has received 150,000 shares of the Company's common stock as compensation for their service on its board of directors. No additional compensation has been given or paid to outside directors or its executive committee members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based solely on the review of copies of the reports furnished to the Company, reports required to be filed by our executive officers, directors and greater-than-10% shareholders were timely filed, other than three reports on Form 4 that were filed late on behalf of Richard Specter reporting purchases of our Common Stock.

Corporate Governance

The Company does not have a standing audit, nominating or compensation committee. As a small company, we believe that all of our directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for us to perform the functions otherwise associated with audit, nominating and compensation committees.

Since we do not have a nominating committee, all of the members of the Board of Directors participate in the consideration of director nominees. The Board of Directors has determined that all of the members of the Board of Directors, with the exception of Cody C. Ashwell, are independent under the independence standards of the Nasdaq Stock Market. We do not currently have a written nominating committee charter or similar document.

The Company’s Board of Directors may employ a variety of methods for identifying and evaluating director nominees. If vacancies are anticipated or arise, our Board of Directors considers various potential candidates that may come to our attention through current board members, professional search firms, stockholders or other persons. These candidates may be evaluated by our Board of Directors at any time during the year.

The Company’s Board of Directors considers candidates recommended by stockholders when the nominations are properly submitted as described below. Following verification of the stockholder status of persons proposing candidates, our Board of Directors will make an initial analysis of the qualifications of any candidate recommended by stockholders or others pursuant to the criteria summarized herein to determine whether the candidate is qualified for service on the board, before deciding to undertake a complete evaluation of the candidate. If our Board of Directors determines that additional consideration is warranted, it may use a third-party search firm to gather additional information about the prospective nominee's background and experience. Other than the verification of compliance with procedures and stockholder status, and the initial analysis performed before undertaking a complete evaluation, our Board of Directors will treat a potential candidate nominated by a stockholder like any other potential candidate.

In evaluating a director candidate, the Company’s Board of Directors will review his or her qualifications including capability, availability to serve, conflicts of interest, general understanding of business, understanding of the Company's business and technology, educational and professional background, personal accomplishment and other relevant factors. Our Board of Directors has not established any specific qualification standards for director nominees, although from time to time the Board of Directors may identify certain skills or attributes as being particularly desirable to help meet specific needs that have arisen. Our Board of Directors may also interview prospective nominees in person or by telephone. After completing this evaluation, the Board of Directors will determine the nominees.

The Company’s Board of Directors considers director candidates recommended by stockholders. Candidates recommended by stockholders are evaluated on the same basis as are candidates recommended by our Board of Directors. Any stockholder wishing to recommend a candidate for nomination by the Board of Directors should provide the following information in a letter addressed to the Board in care of our Secretary: (i) the name and address of the stockholder recommending the person to be nominated; (ii) a representation that the stockholder is a holder beneficially or of record of our stock, including the number of shares held and the period of holding; (iii) a description of all arrangements or understandings between the stockholder and the recommended nominee; (iv) information as to any plans or proposals of the type required to be disclosed in Schedule 13D and any proposals that the nominee proposes to bring to the Board of Directors if elected; (v) any other information regarding the recommended nominee that would be required to be included in a proxy statement filed pursuant to Regulation 14A pursuant to the Securities Exchange Act of 1934 and (vi) the consent of the recommended nominee to serve as a director if elected. Additional information may be requested to assist our Board of Directors in determining the eligibility of a proposed candidate to serve as a director. In addition, the notice must meet any other requirements contained in our bylaws.

Because we do not have an audit committee, the entire Board of Directors acts as the audit committee. The Board of Directors has determined that none of its members qualify as an audit committee financial expert as defined in Item 401(e) of Regulation S-K of the Securities and Exchange Act of 1934. To date we have not been able to identify a suitable candidate for our Board of Directors who would qualify as an audit committee financial expert. We do not currently have a written audit committee charter or similar document.

The Company’s Board of Directors met five times in 2006. All of the Company’s directors attended at least 75% of the meetings held in 2006.

The Company has no formal policies regarding director attendance at the annual meeting of stockholders, although directors are encouraged to attend. None of the directors attended the 2006 annual meeting due to the delays in the timing of the meeting.

Director Independence

The Company has determined that all of the Company’s directors, other than Cody Ashwell, who serves as the Company’s Chief Executive Officer, are independent. The Company has defined independence with reference to Nasdaq Marketplace Rule 4200 and has considered known facts and circumstances, including stock ownership levels and related-party transaction, that could reasonably be expected to potentially impact independence. Although the Company is not listed on the Nasdaq Stock Market, the Company has applied the Nasdaq independence rules to make these independence determinations.

Code of Ethics

The Company has not adopted a formal written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics to date due to the Company’s relatively small size and limited resources. However, the Company intends to adopt a written code of ethics in 2007.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Design and Philosophy

The principal objective of the Company’s compensation program is to provide competitive cash compensation to attract and retain talented employees who will help grow the Company’s business. Historically, the sole compensation element has been a base salary. However, due to the Company’s limited cash resources, cash bonuses have not historically been awarded and the Company has not issued stock options so as to minimize equity dilution and to avoid the potential negative impact on the Company’s ability to raise capital in equity financing transactions.

Following the Company’s success in raising a relatively significant amount of additional operating capital in December 2006, and in light of the Company’s improving financial performance, the Company expects that it will reconsider the principal compensation elements and may begin making use of equity awards and/or cash bonuses, as appropriate. By adding these elements, the Company would seek to align the long-term financial interests of the management team with the interests of the stockholders. In fiscal 2007, the Company expects that it may form a Compensation Committee of the board and that this committee would review the design and guiding philosophy for the Company’s executive compensation practices.

Establishment of Compensation Levels

Historically, compensation levels have been established through negotiation as each executive has joined the Company, with the Company establishing the appropriate salary level through an informal survey of what are considered to be competitive levels within the Company’s industry and geographic areas and after giving due regard to internal pay parity considerations. Because the Company has historically had only limited operating capital, the Company has only increased officer salaries once since 2002. This increase was made in late 2006 for one officer in recognition of the expanded duties that this officer had undertaken. In changing this compensation level, the salary of that officer was brought up to the levels of all other officers within the organization. Currently, all of our executive officers are paid an annual base salary of $180,000. Because these salary levels are generally the levels that were negotiated upon an officer’s entry into the Company, there has not been a systematic review of comparable compensation data for our existing employees. We expect that such a review may be undertaken in 2007 if a Compensation Committee is formed as expected and that in later years a similar review would be undertaken periodically.

SUMMARY COMPENSATION TABLES

The following table shows the compensation paid in the last year with respect to the Company's Chief Executive Officer and the Company’s three other executive officers for fiscal 2006. As noted above in the Compensation Discussion & Analysis, executive officer compensation consists solely of base salary.

The following table shows the compensation paid in the last year with respect to the Company's officers as of the end of the 2006 fiscal year. No other executive officers or directors received an annual salary or bonus exceeding $100,000.

(a)	(b)	(c)	(j)
Name & Principal Position	Year	Salary ($)	Total ($)

Chief Executive Officer & Chairman,	2006	$180,000	$180,000
Cody Ashwell

President,	2006	$180,000	$180,000
Gary Lillian

Chief Financial Officer	2006	$180,000	$180,000
Richard Gartrell

General Counsel & Senior Executive Vice President	2006	$162,750	$162,750
William Marshall

COMPENSATION COMMITTEE REPORT

The Board of Directors has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Board of Directors has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Cody C. Ashwell
William C. Baker
Ronald S. Beard
Jerry W. Carlton
Terry C. Hackett
James R. Knapp
Thomas J. Rielly
Stanley A. Solomon
Richard B. Specter

Compensation Committee Interlocks and Insider Participation

The Company does not have a separate Compensation Committee and executive compensation decisions are made by the entire board, with the Chief Executive Officer abstaining on any proposed actions with respect to his compensation. Other than Mr. Ashwell, who serves as our Chief Executive Officer, no member of the board was, at any time during fiscal 2006, an officer or employee of the Company. There are no Board of Director interlocks between the Company and any other entities involving our executive officers and Board members who serve as executive officers or Board members of such entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2006, information concerning ownership of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, each director or executive officer and all officers and directors as a group. As of December 31, 2006, the Company had 149,504,927 shares of Common Stock issued and outstanding.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner*	Amount and Nature Of Beneficial Ownership	Percent of Class
Common Stock	Cody Ashwell	9,187,027	6.1%
Common Stock	Curci Investment Co., c/o 359 San Miguel Drive, Ste 201, Newport Beach, CA 92660	8,546,500	5.7%
Common Stock	William C. Baker	7,370,000	4.9%
Common Stock	Thomas Rielly	4,900,000	3.3%
Common Stock	James P. Knapp	2,250,000	1.5%
Common Stock	William Marshall	1,500,300	1.0%
Common Stock	Terry Hackett	1,350,000	0.9%
Common Stock	Jerry W. Carlton	1,200,000	0.8%
Common Stock	Richard A. Gartrell	1,015,196	0.7%
Common Stock	Gary Lillian	750,000	0.5%
Common Stock	Stanley A. Solomon	750,000	0.5%
Common Stock	Richard Specter	737,215	0.5%
Common Stock	Ronald Beard	300,000	0.2%

All Executive Officers and Directors as a Group (13 persons)		39,856,238	26.7%

* Unless otherwise indicated, the address for each holder is c/o Javo Beverage Company, 1311 Specialty Drive Vista CA 92081

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

The following table sets forth as of December 31, 2006, information with respect to the shares of Series B Preferred Stock beneficially ownership of Directors and Executive Officers of the Company. As of December 31, 2006 the Company had 1,775,166 shares of Series B Preferred Stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature Of Beneficial Ownership	Percent of Class
Series B Preferred Stock	Curci Investment Co., c/o 359 San Miguel Drive, Ste 201, Newport Beach, CA 92660	188,388	10.6%
Series B Preferred Stock	William C. Baker	77,281	4.4%
Series B Preferred Stock	Thomas Rielly	60,693	3.4%
Series B Preferred Stock	Terry Hackett	25,228	1.4%
Series B Preferred Stock	Stanley A. Solomon	17,301	1.0%
Series B Preferred Stock	James R. Knapp	12,650	0.7%
Series B Preferred Stock	Jerry W. Carlton	7,141	0.4%
Series B Preferred Stock	Richard Specter	3,571	0.2%
Series B Preferred Stock	Ronald Beard	3,571	0.2%

All Executive Officers and Directors as a Group		395,824	22.3%

* Unless otherwise indicated, the address for each holder is c/o Javo Beverage Company, 1311 Specialty Drive Vista CA 92081

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (1)

Equity compensation plans approved by shareholders	--		--	--

Equity compensation plans not approved by shareholders	384,031	(2)(3)	--	--

Total	384,031		--	--

(1)   Excludes number of shares to be issued upon exercise of outstanding options warrants.

(2)   Some 384,031 of these warrants relate to compensation paid to outside marketing consultants. These are reserves for warrants that have been earned but may not yet been issued pursuant to agreements with the consultants based on consultants' attaining certain performance objectives. See Item 5 herein for further details regarding these and other compensation-related issuances.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During 2006 the Company converted of $13,750,000 in promissory notes plus accrued interest of $4,001,660 to 1,775,166 shares Series B Preferred Stock. The Company’s eight outside directors converted $1,550,000 plus accrued interest of $524,305 to 207,336 shares of Series B Preferred Stock or 11.7% of the total Series B Preferred Stock.

Related Party Transaction Policy

The Company does not have a formal policy for the review and approval of related-party transactions, although any such transactions involving an officer or director are required to be brought before the Board of Directors for review.

In addition, see OFF-BALANCE SHEET ARRANGEMENTS in Item 7 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $34,500 for fiscal year 2004, $69,000 for fiscal year 2005 and $23,525 to date for fiscal year 2006. Additional billing amounts are anticipated for 2006 audit.

AUDIT-RELATED FEES

Other than amounts included as set forth above, there were no other fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements.

TAX FEES

There were no fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Javo Beverage Company, Inc.
Vista, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Javo Beverage Company, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•              Ineffective controls related to the preparation of certain account analyses, account summaries and account reconciliations: Certain controls designed to ensure timely performance, review and approval of certain account analyses and reconciliations did not operate effectively. Specifically, certain reconciliations in areas including accounts receivable, accrued liabilities, other current assets, and property, plant and equipment were not performed in a timely manner. In certain circumstances the Company did not properly resolve reconciling items. These weaknesses resulted in a material adjustment to the Company’s financial statements for the year ended December 31, 2006.

•             Inadequate controls related to inventory quantities and value: The Company has recently implemented a Material Resource Planning Software system (“MRP”). The MRP system was not adequately tested and monitored to insure proper tracking of quantities and valuation as of December 31, 2006.

•      Ineffective controls over adjusting journal entries: The Company’s current system allows adjusting journal entries to be made to the general ledger with no evidence of approval or support justifying the propriety of the entries.

•              Ineffective controls over the IT environment- The Company currently has an informal system of controls for its IT environment. The current system lacks segregation of duties, has no controlling security policy, and no process in place to test the recovery of critical financial data.

•          Ineffective controls over the disbursements process: The Company’s controls over the approval and the requirement to have supporting documentation accompanying all disbursements were not operating effectively during the year.

•            Ineffective controls over access to the reporting of receivables: The Company’s internal software does not restrict access by the same person to input and post transactions. In addition, the software does not allow timely identification of customer discounts and allowances to be reflected in the reporting of its accounts receivable.

•             Ineffective controls at the entity level: As evidenced by the material weaknesses described above, the Company determined that entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities did not operate effectively, resulting in material weaknesses. Such entity level controls, and a comprehensive process of monitoring of internal controls, are part of the framework to ensure that that the designed system of internal control is operating effectively to ensure that significant transactions are adequately identified, recorded and disclosed.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2006 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that Javo Beverage Company, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Javo Beverage Company, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria..

Farber Hass Hurley & McEwen LLP

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements - See Index on page F-1

(b) Exhibits

2.1	Agreement and Plan of Merger between La Jolla Fresh Squeezed Coffee Co., Inc. and Javo Beverage Company, Inc.(1).
3.1	Certificate of Incorporation (1).
3.2	Bylaws (1).
4.1	Shareholder Rights Agreement by and between the Company and Corporate Stock Transfer, Inc. as Rights Agent (1).
10.1*	Executive Employment Contract between the Company and Cody Ashwell (2)
10.2*	Executive Employment Contract between the Company and Gary Lillian (2)
10.3*	Executive Employment Contract between the Company and Richard Gartrell (2)
10.4*	Executive Employment Contract between the Company and William Marshall (2)
10.5*	Executive Employment Contract between the Company and Stephen Corey (2)
10.6	Net Industrial Lease (Facility Lease) dated August 12, 2002 between the Company and Square One Partners (3)
11	Statement re earnings per share - included in this 10-K's financial statements
_________________
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

Incorporated by reference is the Company’s prior 10QSB’s, 10-K and 10KSB’s financial reports filed with the Securities and Exchange Commission for years 2002, 2003, 2004, 2005 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Javo Beverage Company, Inc. has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this March 16, 2007.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /S/ Cody C. Ashwell
       Cody C. Ashwell
Its: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on March 16, 2007.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /s/ Cody C. Ashwell
       Cody C. Ashwell
Its: Chairman and Chief Executive Officer

By: /s/ Richard A. Gartrell
       Richard A. Gartrell
Its: Chief Financial Officer