Form 10KSB/A
period 2005-12-31
JAVO BEVERAGE CO INC
filed 2007-03-30
CIK 1092302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 1

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Amendment No. 1 Explanatory Note:

This Amendment No. 1 on Form 10-KSB/A amends the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as initially filed with the Securities and Exchange Commission on April 17, 2006, (the "Form 10-K") to make certain technical corrections to disclosures contained in Item 8A and to Part III of the Form 10-K; Part I has been omitted from this amendment as there have been no changes from the Form 10-K as originally filed. There are no changes in results of operations or substantive changes to other disclosures that were made as of December 31, 2005.

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

See `Risk Factors' in Item 1.

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

                                JAVO BEVERAGE COMPANY, INC.
                                       BALANCE SHEET
                                     DECEMBER 31, 2005

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                  $    519,554
 Accounts receivable,net of allowance for doubtful accounts of $150,160          776,761
 Inventory, net of reserve for obsolescence of $38,256                         1,408,599
 Prepaid expenses                                                                 42,810
                                                                            ------------
  Total current assets                                                         2,747,724

PROPERTY AND EQUIPMENT, NET                                                      985,102

OTHER ASSETS
 Deposits                                                                         20,242
 Intangibles, net of accumulated amortization of $607,684                        825,865
                                                                            ------------
  Total other assets                                                             846,107
                                                                            ------------

  Total assets                                                              $  4,578,933
                                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                      $  1,199,156
 Accrued payroll and related benefits                                             27,318
 Current portion of long-term debt                                                32,705
                                                                            ------------
  Total current liabilities                                                    1,259,179

 Long-term debt, net of current portion                                       14,756,302
 Unamortized discount on long-term debt                                       (5,249,734)
                                                                            ------------
  Net long-term debt                                                           9,506,568

 Accrued long-term interest payable                                            2,686,249
                                                                            ------------
  Total liabilities                                                           13,451,996
                                                                            ------------
STOCKHOLDERS' DEFICIT:
 Common stock, $0.001 par value, 150,000,000 shares authorized,
 149,479,927 shares issued and outstanding                                       149,479
 Additional paid in capital                                                   21,356,872
 Accumulated deficit                                                         (30,379,414)
                                                                            ------------
  Total stockholders' deficit                                                 (8,873,063)
                                                                            ------------

  Total liabilities and stockholders' deficit                               $  4,578,933
                                                                            ============

        The accompanying notes are an integral part of these financial statements.

                                    JAVO BEVERAGE COMPANY, INC.
                                      STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                          2005             2004
                                                                     -------------      -------------
Net sales                                                            $   6,200,327      $   2,083,810

Cost of sales                                                           (4,180,925)        (1,395,961)
                                                                     -------------      -------------
Gross profit                                                             2,019,402            687,849

Operating expenses:
 Research and development                                                 (117,135)          (433,523)
 Selling and marketing                                                  (1,245,971)          (963,010)
 General and administrative                                             (2,688,596)        (2,213,152)
                                                                     -------------      -------------

  Total operating expenses                                              (4,051,702)        (3,609,685)
                                                                     -------------      -------------

  Loss from operations                                                  (2,032,300)        (2,921,836)
                                                                     -------------      -------------

Other income (expenses):
 Interest income                                                            17,720             15,071
 Interest expense                                                       (2,855,638)        (1,949,606)

    Other income                                                            26,070                134

    Gain/(loss) on disposal of assets                                           --              1,701
                                                                     -------------      -------------

  Total other expense                                                   (2,811,848)        (1,932,700)
                                                                     -------------      -------------

  Net loss                                                           ($  4,844,148)     ($  4,854,536)
                                                                     =============      =============

Basic and diluted loss per share                                     ($       0.03)     ($       0.03)
                                                                     =============      =============

Weighted average number of shares outstanding, basic and diluted       149,441,676        143,028,396
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


                                                  JAVO BEVERAGE COMPANY, INC.
                                              STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                   Additional
                                                         Common Stock               Paid-in      Accumulated
                                                     Shares          Amount         Capital        Deficit           Total
                                                  ------------    ------------    ------------   ------------    ------------
Balances at January 1, 2005                        149,367,467    $    149,367    $ 20,332,991   ($25,535,266)    ($5,052,908)

Shares issued for exercised warrants                   836,212             836          83,789             --          84,625

Warrants issued at a strike price of $0.085
per agreement with consultant                               --              --          46,712             --          46,712

Shares contributed by officers                      (5,550,002)         (5,550)          5,550             --              --

Shares issued at $0.26 per share in
connection with loan payable                           375,000             375          70,133             --          70,508

Shares issued at $0.27 per share in
connection with loan payable                           562,500             563         106,935             --         107,498

Shares issued at $0.25 per share in
connection with loan payable                         1,612,500           1,613         296,377             --         297,990

Shares issued at $0.23 per share in
connection with loan payable                           150,000             150          15,286             --          15,436

Shares issued at $0.24 per share in
connection with loan payable                           150,000             150          27,065             --          27,215

Shares issued at $0.22 per share in
connection with loan payable                         1,500,000           1,500         259,820             --         261,320

Shares issued to employees at $0.33                     25,000              25           8,225             --           8,250

Shares issued to employees at $0.28                     50,000              50          13,950             --          14,000

Shares issued for services at $0.25                    438,750             438          90,001             --          90,439

Shares returned by terminated employee                 (37,500)            (38)             38             --              --

Net loss                                                    --              --              --     (4,844,148)     (4,844,148)

                                                  ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2005                       149,479,927    $    149,479    $ 21,356,872   ($30,379,414)    ($8,873,063)
                                                  ============    ============    ============   ============    ============


                                         JAVO BEVERAGE COMPANY, INC.
                                           STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                   2005              2004
                                                                                -----------      -----------
Cash flows from operating activities:
Net loss                                                                        ($4,844,148)     ($4,854,536)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                    1,889,966        1,353,890

Expense recognized from sale of stock at less than fair value

 Issuance of common stock for compensation                                          101,438          220,914
 Issuance of warrants for services and warrants exercised                            46,712          (25,990)

 Loss (gain) on disposal of assets                                                       --           (1,701)
Changes in operating assets and liabilities:
 Accounts receivables                                                              (461,258)        (236,833)
 Inventories                                                                     (1,120,644)        (162,157)

 Prepaid expenses and deposits                                                     (128,588)          68,257

 Employee advances                                                                   14,174            1,900

 Accounts payable and accrued expenses                                              551,402          340,157

 Accrued payroll and related benefits                                                   785           18,945

 Accrued interest payable                                                         1,228,966          829,498
                                                                                -----------      -----------
  Net cash used in operating activities                                          (2,721,195)      (2,447,656)
                                                                                -----------      -----------
Cash flows from investing activities:

 Proceeds from disposal of equipment                                                     --            9,419
 Purchases of property and equipment                                               (291,048)        (510,542)
                                                                                -----------      -----------
  Net cash used in investing activities                                            (291,048)        (501,123)
                                                                                -----------      -----------
Cash flows from financing activities:
 Proceeds from long-term debt                                                     1,450,000        2,250,000
 Loan cost                                                                          (95,000)        (225,000)

 Payments on long-term debt                                                              --           (4,698)

 Payment received on stock subscription                                                  --          315,000
 Proceeds from exercised warrants                                                    84,625           17,941
                                                                                -----------      -----------
  Net cash provided by financing activities                                       1,439,625        2,353,243
                                                                                -----------      -----------

  Net change in cash and cash equivalents                                        (1,572,618)        (595,536)
  Cash and cash equivalents at beginning of period                                2,092,172        2,687,708
                                                                                -----------      -----------
  Cash and cash equivalents at end of period                                    $   519,554      $ 2,092,172
                                                                                ===========      ===========

Supplemental cash flow information:

Cash paid for interest                                                          $     2,954               --
Cash paid for income taxes                                                      $     5,787      $     1,600


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

NOTE 5. INVENTORY

Inventory consists of the following at December 31, 2005.

              Raw Materials                      $      986,441
              Finished Goods                            460,414
                                                 --------------
                                                      1,446,855
              Reserve for Obsolescence                  (38,256)
                                                 --------------
                                                 $    1,408,599
                                                 ==============

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005.

              Production Equipment                $   1,501,502
              Office Equipment                          149,401
              Leasehold Improvements                    114,202
                                                  -------------
              Total Cost                              1,765,105
              Less Accumulated Depreciation            (780,003)
                                                  -------------
                                                  $     985,102
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of December 31, 2005. However, during the quarter ended December 31, 2006, and as part of the Company's compliance with Section 404 of the Sarbanes Oxley Act, the Company management reviewed and tested internal controls over financial reporting and identified certain significant deficiencies in its internal controls and procedures. These deficiencies are described in greater detail in the Company's annual report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K"). The Company consequently made certain changes in its internal control and procedures to remediate and correct the deficiencies that were identified. These changes in internal control and procedures are described in the 2006 Form 10-K and included addition of accounting personnel to allow for further segregation of duties, addition of review steps in certain processes, formalization and retention of additional written evidence of its control, review and approval steps, additional training of personnel involved in the financial processes to insure they have better knowledge of the internal control and reporting processes and familiarity with the software and its control features and capabilities. The Company's management believes these changes, which were made subsequent to the initial filing of the Company's annual report on Form 10-K for fiscal 2005, remediated and corrected the significant deficiencies later identified in the internal control assessment made for fiscal 2006.

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

EXHIBIT INDEX

       2.1    Agreement and Plan of Merger between La Jolla Fresh Squeezed
              Coffee Co., Inc. and Javo Beverage Company, Inc.(1).
       3.1    Certificate of Incorporation (1).
       3.2    Bylaws (1).
       4.1    Shareholder Rights Agreement by and between the Company and
              Corporate Stock Transfer, Inc. as Rights Agent (1).
       10.1*  Executive Employment Contract between the Company and Cody Ashwell
              (2)
       10.2*  Executive Employment Contract between the Company and Gary Lillian
              (2)
       10.3*  Executive Employment Contract between the Company and Richard
              Gartrell (2)
       10.4*  Executive Employment Contract between the Company and William
              Marshall (2)
       10.5*  Executive Employment Contract between the Company and Stephen
              Corey (2)
       10.6   Net Industrial Lease (Facility Lease) dated August 12, 2002 between the Company and Square One Partners (3)
       11     Statement re earnings per share - included in this 10-KSB's financial statements**
       16     Letter on Change in Certifying Accountant (4)
       31.1   Certification of the Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification of the Chief Financial Officer pursuant to Section
              302 of  the Sarbanes-Oxley Act of 2002
       32.1   Certification of the Chief Executive Officer pursuant to Section
              906 of Sarbanes-Oxley Act of 2002
       32.2   Certification of the Chief Financial Officer pursuant to Section
              906 of Sarbanes-Oxley Act of 2002
------------
*   Indicates a management compensatory plan or arrangement.
**  Previously filed

(1) Incorporated by reference from the Company's 10KSB report for the period ended December 31, 2001.
(2) Incorporated by reference from the Company's 10KSB report for the period ended December 31, 2001.
(3) Incorporated by reference from the Company's 10KSB report for the period ended December 31, 2001.
(4) Incorporated by reference from the Company's 10KSB report for the period ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Javo Beverage Company, Inc. has caused this amended report to be signed on its behalf by the undersigned, thereunder duly authorized, this March 30, 2007.

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

            Signature                                     Title                                Date
----------------------------------        -------------------------------------           --------------

  /s/    CODY C. ASHWELL                        Chairman of the Board,                    March 30, 2007
----------------------------------                 Director and Chief
         Cody C. Ashwell                           Executive Officer
                                                   (Principal Executive
                                                   Officer)

  /s/    RICHARD A. GARTRELL                    Chief Financial Officer                   March 30, 2007
----------------------------------                 (Principal Financial and
       Richard A. Gartrell                         Accounting Officer)


  /s/    WILLIAM C. BAKER                       Director                                  March 20, 2007
----------------------------------
         William C. Baker


  /s/    RONALD S. BEARD                        Director                                  March 20, 2007
----------------------------------
         Ronald S. Beard


                                                Director                                  March 20, 2007
----------------------------------
         Jerry W. Carlton


                                                Director                                  March 20, 2007
----------------------------------
         Terry C. Hackett


  /s/    JAMES R. KNAPP                         Director                                  March 20, 2007
----------------------------------
         James R. Knapp


  /s/    THOMAS J. RIELLY                       Director                                  March 20, 2007
----------------------------------
         Thomas J. Rielly


  /s/    STANLEY A. SOLOMON                     Director                                  March 20, 2007
----------------------------------
         Stanley A. Solomon


  /s/    RICHARD B. SPECTER                     Director                                  March 20, 2007
----------------------------------
         Richard B. Specter