Form 10-Q
period 2007-03-31
JAVO BEVERAGE CO INC
filed 2007-05-10
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:

MARCH 31, 2007

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-26897

JAVO BEVERAGE COMPANY, INC.
(Name of registrant as specified in its charter)

DELAWARE	48-1264292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1311 SPECIALTY DRIVE
VISTA, CALIFORNIA 92081
(Address of principal executive offices, including zip code)

(760) 560-5286
(Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

NONE

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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share ("Common Stock"), was 149,504,927 as of April 20, 2007. The number of shares outstanding of the registrant’s Series B Preferred Stock, $0.001 par value per share (“Preferred Stock”), is 1,775,166.

JAVO BEVERAGE COMPANY, INC.

PART 1

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
BALANCE SHEETS

	Quarter Ended March 31, 2007	Year Ended December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$16,376,140	$18,324,161
Accounts receivable, less allowances	2,033,424	844,144
Inventory, net of reserve for obsolescence	1,079,434	708,166
Prepaid expenses	131,317	148,736
Employee advances	6,864	1,362
Total current assets	19,627,179	20,026,569

Property and equipment, net	907,251	880,559
Intangibles, net	226,306	247,696
Deposits	20,242	20,242

Total assets	$20,780,978	$21,175,066

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,613,426	$1,217,697
Accrued short-term interest payable	250,000	289,360
Working capital line of credit	713,000	713,000
Warrants liability	5,176,302	7,532,370
Current portion of long-term debt	4,952,406	3,678,882
Total current liabilities	12,705,134	13,431,309

Long-term debt, net of current portion	17,173,860	18,423,854
Unamortized discount on long-term debt	(12,657,703)	(13,818,233)
Accrued long-term interest payable	107,925	95,847
Total liabilities	17,329,216	18,132,777
Stockholders' equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 149,504,927 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	149,504	149,504
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,775,166 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	1,775	1,775
Additional paid in capital	43,196,496	43,196,496
Accumulated deficit	(39,896,013)	(40,305,486)
Total stockholders' equity	3,451,762	3,042,289

Total liabilities and stockholders' equity	$20,780,978	$21,075,066

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006

Net sales	$2,748,205	$2,337,493

Cost of sales	(1,643,116)	(1,508,150)
Gross profit	1,105,089	829,343

Operating expenses:
Selling and marketing	(757,672)	(382,905)
General and administrative	(909,981)	(761,108)

Total operating expenses	(1,667,653)	(1,144,013)

Loss from operations	(562,564)	(314,670)

Other income (expenses):
Interest income	179,190	1,730
Interest expense	(1,596,002)	(841,023)
Income from derivatives	2,356,069	--
Other income, net	31,103	--
Gain on disposal of assets	1,677	--

Total other income (expense)	972,037	(839,293)

Net profit (loss)	$409,473	$(1,153,963)

Basic profit (loss) per share	$0.01	$(0.01)
Weighted average number of shares outstanding, basic	149,504,927	149,479,927
Diluted profit per share	$0.01	NA
Weighted average shares outstanding, diluted	152,616,284	NA

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$409,473	$(1,153,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,044,295	561,658
Provision for bad debt	4,875	15,600
Gain on derivatives	(2,356,069)	--
Issuance of warrants for services and warrants exercised	--	1,541
Gain on disposal of assets	(1,677)	--
Changes in operating assets and liabilities:
Accounts receivables	(1,194,154)	19,791
Inventories	(371,268)	18,437
Prepaid expenses and deposits	17,419	(32,237)
Employee advances	(5,502)	--
Accounts payable and accrued expenses	378,311	304,564
Accrued payroll and related benefits	17,419	24,478
Accrued interest payable	189,187	365,825
Net cash (used in) provided by operating activities	(1,867,691)	125,694
Cash flows from investing activities:
Proceeds from disposal of equipment	5,000	--
Purchases of property and equipment	(67,176)	(37,626)
Net cash used in investing activities	(62,176)	(37,626)
Cash flows from financing activities:
Repayments under capital lease obligations	(18,154)	(22,870)
Repayments on long-term debt	--	(3,018)
Net cash used in financing activities	(18,154)	(25,888)

Net change in cash and cash equivalents	(1,948,021)	62,180
Cash and cash equivalents at beginning of period	18,324,161	519,554
Cash and cash equivalents at end of period	$16,376,140	$581,734

Non-cash financing and investing activities:
Equipment from capital lease	$41,684	$67,516
Issuance of warrants for services	--	$1,541
Supplemental cash flow information:
Cash paid for interest	$456,379	$1,241
Cash paid for income taxes	$3,781	$1,388

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2007 and the results of operations and of cash flows for the three month periods ending March 31, 2007 and 2006. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Management believes that although the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.    ACCOUNTS RECEIVABLE

As of March 31, 2006 and December 31, 2006, the Company’s accounts receivable were:

	March 31, 2007	December 31, 2006
Accounts receivable	$2,309,897	$1,115,742
Allowance for doubtful accounts	(276,473)	(271,598)
	$2,033,424	$844,144

NOTE 3.    INVENTORY

Inventory consists of the following at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
Raw Materials	$702,433	$462,558
Finished Goods	415,257	283,864
	1,117,690	746,422
Reserve for Obsolescence	(38,256)	(38,256)
	$1,079,434	$708,166

NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2007, and December 31, 2006.

	March 31, 2007	December 31, 2006
Production Equipment	$1,833,956	$1,745,002
Office Equipment	51,253	167,781
Leasehold Improvements	178,175	48,020
Total Cost	2,063,384	1,960,803
Less Accumulated Depreciation	(1,156,133)	(1,080,244)
	$907,251	$880,559

During the quarters ended March 31, 2007 and 2006 depreciation expense totaled $78,844 and $76,431, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 5.    INTANGIBLE ASSETS

Intangible assets include loan costs of $1,133,550, net of amortization of $1,117,786 or $15,764. These loan costs are being amortized over the five-year life of the loans. The loan costs related to promissory notes converted to preferred stock in 2006 became fully amortized at the time of the conversion. Amortization expense as of March 31, 2007 and 2006 was $4,500 and $56,677, respectively. In addition, in 2005, the Company entered into a five year contract to be the primary liquid coffee provider for a large contract foodservice operator. In connection with that contract, the Company agreed to pay a conversion fee, which is being amortized over the term of the contract. These payments are subject to certain mandated sales performances. The Company paid $300,000 in September 2005. In the quarter ending March 31, 2007, the Company recorded an expense of $15,015 for the amortization of the conversion fee. The conversion fee net of the $93,611 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

Intangible assets, net as of	March 31, 2007	December 31, 2006
Loan fees	$1,141,050	$1,141,050
Conversion fee	300,000	300,000
	1,441,050	1,441,050
Accumulated amortization	(1,214,744)	(1,193,354)
Net intangibles	$226,306	$247,696

NOTE 6.    WORKING CAPITAL LINE OF CREDIT

The Company entered into a working capital line of credit agreement on September 26, 2006 for a maximum borrowing of $713,000. The term of the loan is one year and carries an annual interest rate of Comerica’s prime rate (8.25% as of March 31, 2007). As of March 31, 2007, the Company had a $713,000 loan balance. The debt is current and the Company is in the process of resolving a technical violation of a debt covenant. The Company is in the process of securing the line of credit with cash or cash equivalents. The working capital line of credit matures on September 25, 2007, unless renewed.

NOTE 7.    LONG-TERM DEBT

The Company’s long-term debt matures as shown in the table below. The Company at its option may pay its Senior Convertible Debt payments of interest and principal with registered Common Stock, discount 12% of the 20 day trailing volume weighted average selling price (‘VWAP”). See additional details related to the senior convertible debt in our Form 10-K for 2006 filed March 16, 2007.

Long-term debt matures as follows:

April 2007 to March 2008	$4,952,406
April 2008 to March 2009	4,851,768
April 2009 to March 2010	4,885,200
April 2010 to March 2011	4,713,200
April 2011 to March 2012	2,723,692
Thereafter	--
$22,126,266

Less current portion	4,952,406
$17,173,860

In the first quarter of 2007 the Company recorded interest expense of $1,494,641 in connection with its $21 million senior convertible debt which is made up of accrued interest on the convertible notes of $372,983 plus non-cash accretion of its debt discount of $1,121,658.

In the quarter ending March 31, 2007, the Company entered into a capital lease agreement for a new security system, payable in 13 monthly installments of $3,434, including interest at 13.96% per annum. The lease matures in 2008.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 8.    WARRANT LIABILITY AND OTHER DERIVATIVE INCOME

In December 2006, the Company issued five-year warrants for purchase of 7,195,846 of shares of the Company’s Common Stock in connection with its $21 million senior convertible debt. The warrants have strike prices ranging from $1.79 to $2.24. The warrants have been accounted for as derivative instruments. The Company is required to re-value the warrants at the end of each reporting period and record the difference in value as either derivative income or expense. Using Black Scholes with a 107% stock volatility, 1,719 days remaining to exercise, a fixed interest rate of 4.5%, the strike prices and the quarter end closing stock price of $1.04, the March 31, 2007 value of the warrants was determined to be $5,176,301, down from $7,532,370 at December 31, 2006. The Company recorded non-cash other derivative income of $2,356,069.

NOTE 9.    EARNINGS PER SHARE

The following table illustrates the reconciliations of the numerator and denominator of basic and diluted earnings per share computations as required by SFAS No. 128:

Three Months Ended March 31, 2007

Numerator - net income:	$409,473

Denominator;
Basic earnings per share - weighted average shares outstanding	149,504,927
Effect of dilutive securities:	3,111,357
Diluted earnings per share - weighted average shares outstanding	152,616,284
Basic earnings per share	$0.01
Diluted earnings per share	$0.01

NOTE 10.    RELATED PARTY TRANSACTIONS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations. The LLC is a Delaware limited liability company owned by Company directors Baker, Knapp, Rielly, Hackett and Solomon and three other Company shareholders. The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC. The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then to be rented to the Company. The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00.  As of March 31, 2007, the LLC had purchased 863 dispensers at a total cost of $1,838,230. The Company incurred dispenser rental expense of $170,520 and $66,757 in the quarters ending March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company owed the LLC $58,864.

NOTE 11.    SUBSEQUENT EVENTS

On April 25, 2007, the Company adopted its 2007 Stock Option and Incentive Plan, which is an equity incentive plan pursuant to which the Company may grant stock options, restricted stock, performance shares and unrestricted stock to eligible employees, officers, directors and consultants. Also on April 25, 2007, the independent members of the Board of Directors granted equity awards to the Company’s executive officers, established base salaries for the executive officers and awarded performance bonuses. The details of these actions are set forth in the Company’s current report on Form 8-K filed April 27, 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission (the” SEC"). These statements use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements, that address operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including but not limited to the following:

•	The impact of rapid or persistent fluctuations in the price of coffee beans;
•	Fluctuations in the supply of coffee beans;
•	General economic conditions and conditions which affect the market for coffee;
•	The effects of competition from other coffee manufacturers and other beverage alternatives;
•	Changes in consumption of coffee;
•	The Company’s ability to generate sufficient cash flows to support capital plans and general operating activities;
•	The introduction of new products;
•
Laws and regulations and/or changes therein including changes in accountings standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), environmental laws and changes in any food and drug laws, especially those that may affect the way in which the Company’s products are marketed and/or labeled and/or sold;

•	The Company’s ability to penetrate new markets;
•	The terms and/or availability of credit facility and the actions of the Company’s creditors;
•	Unforeseen economic and political changes;
•	The Company’s ability to make suitable arrangements for the co-packing of certain of its products;
•	Volatility of stock prices may restrict sales opportunities;
•	Unilateral decisions by distributors and other customers to discontinue buying all or any of the Company’s products that they are purchasing at this time.

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the SEC are not exhaustive.

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

The following is a comparative table of income statements for quarters ended March 31, 2007 and 2006. Below is a discussion and analysis of the period-over-period changes.

Income Statement for the three months ending March 31,			Change
	2007	2006	2007 to 2006

Net sales	$2,748,205	$2,337,493	$410,712	17.57%
Cost of sales	(1,643,116)	(1,508,150)	(134,966)	8.95%
Gross profit	1,105,089	829,343	275,746	33.25%

Operating expenses:
Selling and marketing	(757,672)	(382,905)	(374,767)	97.87%
General and administrative	(909,981)	(761,108)	(148,873)	19.56%
Total operating expenses	(1,667,653)	(1,144,013)	(523,640)	45.77%

Loss from operations	(562,564)	(314,670)	(247,894)	78.78%

Other income (expense):
Interest income	179,190	1,730	177,460	10,257.80%
Interest expense*	(1,596,002)	(841,023)	(754,979)	89.77%
Income from derivatives**	2,356,069	--	2,356,069	100.00%
Other income	31,103	--	31,103	100.00%
Gain on disposal of assets	1,677	--	1,677	100.00%
Total other income/(expense)	972,037	(839,293)	1,811,330	215.82%

Net income(loss)	$409,473	$(1,153,963)	$1,563,436	135.48%

*For the three months ending March 31, 2007, interest expense of $1,596,002 includes non-cash accretion of debt discount of $1,121,658.

**For the three months ending March 31, 2007, income for derivatives is a non-cash charge related to change in Black Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock was recorded as a derivative liability under ETIF 00-19. The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011. The Company would receive an additional $15 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the quarter ended March 31, 2007, the Company achieved revenues of $2,748,205, an increase of $410,712 or 17.57% over the same quarter in 2006. The Company’s increased revenue was the result of increases in its hot-dispensed and iced-dispensed product line, and accrual of a one-time contract penalty fee offset by reduction in sales of its syrups and mixes and bulk ingredients. The Company continues to add hot and iced-dispenser placements.

The Company anticipates continued growth in its revenues in 2007 as it rolls out its products to foodservice locations, continues to add national and regional distribution, and expands sales of its iced-dispensed coffee and tea beverages to convenience stores and quick service restaurants. The Company expects accelerated growth in iced-dispensed sales as several convenience store chains roll out its products to additional stores. These iced-dispensed sales are anticipated to be concentrated in the spring, summer and early fall months.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ending March 31, 2007 were $757,672 compared to $382,905 in same the quarter in 2006, or an increase of 97.87%. The increase was the result of increased sales, marketing and promotional expenditures and the addition of sales professionals with their related expenses. More specifically, approximately $205,000 of the increase was attributable to additional payroll, benefits, travel and entertainment expenses, approximately $75,000 was attributable to increased marketing and promotion expenses, and approximately $95,000 was attributable to expenditures on promotional materials.

The Company anticipates the sales and marketing costs for the remainder of 2007 will increase in proportion to its increased sales and with the hiring of additional sales staff. The Company added three sales persons in the first quarter of 2007 and anticipates adding six to nine sales persons during the remainder of 2007. The additional sales staff is expected to enable the Company to expand regional and national sales opportunities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ending March 31, 2007 were $909,981 compared to $761,108 in the same quarter in 2006. The increase of $148,873 or 19.56% was primarily due to an increase in warehouse overhead such as payroll and repairs and maintenance of approximately $21,000, an increase in legal, finance and accounting expenses for payroll and outside accounting fees of approximately $110,000 and an increase in other overhead expenses of $16,260. These cost increases were due to expansion of basic staff and services and increases in costs for legal services, auditors, internal control (SOX) consultants and improved insurance coverage reflecting the growth in its operations.

The Company anticipates that general and administration expenses will continue to increase in the remainder of 2007. The Company anticipates further additions to its accounting and administrative staff commensurate with its growth in sales and the added cost of documentation and testing for Sarbanes-Oxley Act compliance. In addition, the Company expects increases in costs for general liability and directors and officers insurance and additional expense for initiating an investor relations program.

OTHER INCOME/EXPENSES

Other income/(expenses) were $972,037 for the quarter ending March 31, 2007 compared to $(839,293) in net other expense for the same quarter in 2006. The difference in other income versus other expenses of $1,811,330 or 215.82% was primarily due to a non-cash derivative income of approximately $2,356,069 taken in connection with the Company’s issuance of $21,000,000 of senior convertible debt and related warrants offset by the increase non-cash amortization of debt discount of related to the same debt of $1,121,658.

The Company’s net other income/expenses in the remainder of 2007 will include non-cash interest expense for accretion of the debt discount recorded in connection with its $21 million senior convertible debt. For 2007, the aggregate amount of this expense is expected to be $4.5 million, which will be expensed as follows in each of the four fiscal quarters: $1,121,658, $1,152,861, $1,133,196 and $1,089,015 in the first, second, third and fourth quarters, respectively.

NET INCOME

The net income for the Company for the quarter ending March 31, 2007 was $409,473 compared to a net loss of $1,153,963 for the same quarter in 2006, a difference of $1,563,436 or 135.48%. The difference is primarily the result of the Company recording non-cash other derivative income of $2,356,069 and increased interest income offset by the non-cash accretion of debt discount of $1,121,658 and an increase in loss from operations of $247,894.

The Company anticipates its gross revenues and gross profit will increase during the remainder of 2007. The growth in gross profits will be in part offset by planned increases in sales and marketing expenses, and general and administrative expenses. The Company’s other income expense for the remainder of 2007 will be unpredictable due to the liability accounting for the warrants issued in connection with the issuance of $21 million of senior convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flows from operations since inception through March 31, 2007; it has an accumulated deficit of $39,896,013 million and has consumed cash from operations and financing in excess of $20 million. It has financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings. The Company anticipates that its current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in remainder of 2007, will provide adequate capital to fund operations, sales growth and any required capital expenditures needs through the Company's cash flow breakeven.

The Company used $1,867,691 in cash and cash equivalents in operating activities in quarter ending March 31, 2007, versus $125,694 source of funds in the same quarter in 2006. The use of cash in the first quarter 2007 was primarily due to increases in trade receivables and inventory of $1,560,547. The Company in the ordinary course of business anticipates purchasing additional production equipment and hot and iced coffee dispensers. These planned capital expenditures estimated from $1-2 million will be funded, in part, through equipment financings and, in part, from working capital.

FACTORS AFFECTING QUARTERLY PERFORMANCE

The Company has experienced variations in sales from quarter to quarter due to the sales mix of its products and a variety of other factors including consumer buying trends, marketing programs, seasonality and weather; therefore the results of any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. The Company anticipates significant growth in sales of its iced dispensed products in 2007. These sales are expected to be greater in the spring, summer and early fall; therefore, the Company anticipates greater seasonality in its gross revenue and operating results.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

Stock-Based Compensation

The Company adopted the provisions of SFAS 123(R), Share-based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). As of March 31, 2007, the Company had no outstanding employee options or share-based payment awards with market or performance conditions. The implementation of SFAS 123(R) did not have a material effect on the Company's financial statements.

Accounting for Derivatives

The Company’s net other income/expenses will be affected significantly and unpredictably by the market price of its Common Stock because it is required under ETIF 00-19 to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities. The Company is required to revalue these warrants at the end of each reporting period. The Company uses the Black Scholes method to value the warrants. The Company is required to record the periodic change in value as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases). Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock. If the stock price goes up, the value of the warrants will generally increase, and if the stock price goes down, the value of the warrants will generally decrease. If these warrants were to be exercised in full, the Company would receive proceeds of approximately $15.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“Fin 48”) was issued. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Implementing this pronouncement had no effect on the Company financial statements.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurements attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations. The LLC is a Delaware limited liability company owned by Company directors Baker, Knapp, Rielly, Hackett and Solomon and three other Company shareholders. The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC. The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then to be rented to the Company. The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction. As of March 31, 2007, the LLC had purchased 863 dispensers at a total cost of $1,838,230. The Company incurred dispenser rental expense of $170,520 and $66,757 in quarters ending March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company owed the LLC $58,864.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relating to our operations result primarily from changes in commodity prices and our ability to pass along those cost increases through customer price increases. We do not use financial instruments or commodity contracts in hedging transactions or for trading purposes, although we do buy futures contracts to mitigate against these risks, as described below.

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be impacted by changes in the price of green coffee. We enter into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery. Depending on our demand and the condition of the coffee markets, we will generally make commitments for one to six months ahead; as of March 31, 2007 we had approximately $150,000 in green coffee purchase commitments.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2007, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in timely fashion material information related to the Company required to be filed in this report.

Changes in Internal Contol over Financial Reporting

The Company made several changes in its internal control over financial reporting in the first quarter of 2007 to remediate and correct deficiencies identified in its review of internal control and procedures conducted in the fourth quarter of 2006 and through January 2007. The internal control review was conducted by Company personnel, including the Chief Financial Officer, with the aid of an internal control consultant and outside IT specialist. The changes primarily involved further separation of duties in the control processes, adding additional review steps in certain processes, formalization and retention of written documentation of control, review and approval processes, additional training of personnel involved in the financial processes and realignment of certain access rights by position within its accounting and information systems.

The Company management continues to monitor and test its controls and expects to add additional staff and system improvements, as needed, to ensure that its internal control over financial reporting is effective. The Company formalized the assessment process by identifying and scheduling periodic internal testing of the various systems and process involved in its internal control over financial reporting.

PART II    OTHER INFORMATON

ITEM 1.     LEGAL PROCEEDINGS

At the present time the Company has no material pending legal proceedings. However, from time to time, the Company may become involved in various litigation matters arising out of the normal conduct of its business, including litigation relating to commercial transactions, contracts, employment disputes and other matters. In the opinion of management, it is not expected that any such litigation would have a material effect on our financial position, results of operations or cash flows.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2006 Form 10-K.

ITEM 6.     EXHIBITS

31.1    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on May 9, 2007.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

By: /s/ Richard A. Gartrell
Richard A. Gartrell
Its: Chief Financial Officer