Form 10-Q
period 2007-06-30
JAVO BEVERAGE CO INC
filed 2007-07-24
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:

JUNE 30, 2007
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share ("Common Stock"), was 150,481,408 as of July 13, 2007. The number of shares outstanding of the registrant’s Series B Preferred Stock, $0.001 par value per share (“Preferred Stock”), is 1,952,683.

JAVO BEVERAGE COMPANY, INC.

PART 1

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,033,220	$18,324,161
Accounts receivable, less allowances	1,793,743	844,144
Inventory, net of reserve for obsolescence	1,079,697	708,166
Other current assets	540,570	150,098
Total current assets	16,447,230	20,026,569

Property and equipment, net	1,903,523	880,559
Intangibles, net	801,863	247,696
Deposits	20,242	20,242

Total assets	$19,172,858	$21,175,066

LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,644,211	$1,217,697
Accrued short-term interest payable	417,677	289,360
Working capital line of credit	713,000	713,000
Warrants liability	7,268,063	7,532,370
Current portion of long-term debt	4,911,560	3,678,882
Total current liabilities	15,954,511	13,431,309

Long-term debt, net of current portion	16,114,249	18,423,854
Unamortized discount on long-term debt	(11,490,037)	(13,818,233)
Accrued long-term interest payable	64,540	95,847
Total liabilities	20,643,263	18,132,777
Stockholders' equity/(deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 149,892,859 and 149,504,927 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	149,893	149,504
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,775,166 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,775	1,775
Additional paid in capital	48,688,690	43,196,496
Deferred compensation	(4,746,913)	--
Accumulated deficit	(45,563,850)	(40,305,486)
Total stockholders' equity/(deficit)	(1,470,405)	3,042,289

Total liabilities and stockholders' equity/(deficit)	$19,172,858	$21,175,066

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$3,195,340	$3,177,680	$5,943,545	$5,515,173

Cost of sales	(2,205,852)	(1,915,637)	(3,678,448)	(3,357,030)
Gross profit	989,488	1,262,043	2,265,097	2,158,143

Operating expenses:
Selling and marketing	(1,124,285)	(477,654)	(1,881,957)	(860,560)
General and administrative	(2,048,635)	(851,023)	(3,129,135)	(1,678,887)
Total operating expenses	(3,172,920)	(1,328,677)	(5,011,092)	(2,539,447)

Loss from operations	(2,183,432)	(66,634)	(2,745,995)	(381,304)

Other income (expenses):
Interest income	194,853	2,259	374,043	3,989
Interest expense	(1,584,643)	(6,089,777)	(3,180,646)	(6,930,799)
Income (expense) from derivatives	(2,091,761)	--	264,308	--
Other income, net	--	--	31,103	--
Loss on disposal of assets	(2,854)	--	(1,177)	--
Total other expense	(3,484,405)	(6,087,518)	(2,512,369)	(6,926,810)

Net loss	($5,667,837)	($6,154,152)	($5,258,364)	($7,308,114)

Basic profit (loss) per share	($0.037)	($0.041)	($0.035)	($0.049)
Weighted average number of shares outstanding, basic	149,631,806	149,479,927	149,568,717	149,479,927

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,258,364)	$(7,308,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,557,740	1,857,163
Provision for bad debt	9,750	--
Gain on derivatives	(264,308)
Issuance of warrants for services and warrants exercised	--	1,516
Accelerated interest and discount converted to preferred stock	--	5,197,890
Issuance of common stock for compensation	--	7,250
Loss on disposal of assets	1,177	--
Deferred compensation	241,087	--
Changes in operating assets and liabilities:	--	--
Accounts receivables	(959,349)	(129,554)
Inventories	(371,532)	(420,465)
Prepaid expenses and deposits	(588,376)	(96,232)
Employee advances	(2,096)	(1,000)
Accounts payable and accrued expenses	1,026,516	676,053
Accrued interest payable	106,864	65,878
Net cash used in operating activities	(3,500,891)	(149,615)
Cash flows from investing activities:
Proceeds from disposal of equipment	7,317	--
Purchases of property and equipment	(852,541)	(76,702)
Net cash used in investing activities	(845,224)	(76,702)
Cash flows from financing activities:
Repayments under capital obligations	(55,937)	(22,869)
Repayments on long-term debt	(888,889)	(14,067)
Net cash provided by financing activities	(944,826)	(36,936)

Net change in cash and cash equivalents	(5,290,941)	(263,253)

Cash and cash equivalents at beginning of period	18,324,161	519,554
Cash and cash equivalents at end of period	$13,033,220	$256,301

Non-cash financing and investing activities:
Issuance of preferred stock	--	$17,358,799
Issuance of common stock	$504,583	--
Issuance of warrants for service	--	$1,541
Equipment from capital lease	$372,483	$67,516
Supplemental cash flow information:
Cash paid for interest	$745,182	$12,087
Cash paid for income taxes	$3,781	$2,399

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2007 and the results of operations and of cash flows for the six month period ending June 30, 2007 and 2006. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Management believes that although the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.  ACCOUNTS RECEIVABLE

As of June 30, 2007 and December 31, 2006, the Company’s accounts receivable were:

	June 30, 2007	December 31, 2006
Accounts receivable	$1,985,219	$1,115,742
Allowance for doubtful accounts	(191,476)	(271,598)
	$1,793,743	$844,144

NOTE 3. INVENTORY

Inventory consists of the following at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
Raw Materials	$657,904	$462,558
Finished Goods	460,049	283,864
	1,117,953	746,422
Reserve for Obsolescence	(38,256)	(38,256)
	$1,079,697	$708,166

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2007, and December 31, 2006.

	June 30, 2007	December 31, 2006
Production Equipment	$2,750,598	$1,745,002
Office Equipment	226,439	167,781
Leasehold Improvements	193,686	48,020
Total Cost	3,170,723	1,960,803
Less Accumulated Depreciation	(1,267,200)	(1,080,244)
	$1,903,523	$880,559

During the six months ended June 30, 2007 and December 31, 2006, depreciation expense totaled $193,566 and $153,314 respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 5.  INTANGIBLE ASSETS

Intangible assets include loan costs of $1,141,050, net of amortization of $1,125,313 or $15,737. These loan costs are being amortized over the five-year life of the loans. The loan costs related to promissory notes converted to preferred stock in 2006 became fully amortized at the time of the conversion. Amortization expense as of June 30, 2007 and 2006 was $6,806 and $501,725, respectively. In addition, in 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a large contract foodservice operator. In connection with that contract, the Company agreed to pay a conversion fee which is being amortized based on quantities of product sold over the term of the contract. The Company paid $300,000 in September 2005. The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement though 2012. The Company paid $200,000 in April 2007 and will pay the remaining $400,000 by October 2007. During the six months ending June 30, 2007, the Company recorded an expense of $35,277 for the amortization of the conversion fee. The conversion fee net of the $113,873 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

Intangible assets, net as of	June 30, 2007	December 31, 2006
Loan fees	$1,141,050	$1,141,050
Conversion fee	900,000	300,000
	2,041,050	1,441,050
Accumulated amortization	(1,239,187)	(1,193,354)
Net intangibles	$801,863	$247,696

NOTE 6.  WORKING CAPITAL LINE OF CREDIT

The Company entered into a working capital line of credit agreement on September 26, 2006 for a maximum borrowing of $713,000. The term of the loan is one year and carries an annual interest rate of Comerica’s prime rate (8.5% as of June 30, 2007). As of June 30, 2007, the Company had a $713,000 loan balance. This line of credit was paid off in July 2007. See subsequent events.

NOTE 7.  LONG-TERM DEBT

The Company’s long term debt, including the Senior Convertible Debt, matures as shown in the table below. The Company, at its option, may pay its Senior Convertible Debt payments of interest and principal with registered Common Stock, at a discount 12% of the 20 day trailing volume weighted average selling price (‘VWAP”). See additional details related to the Senior Convertible Debt in our Form 10-K for 2006 filed March 16, 2007.

Long-term debt matures as follows:

July 2007 to June 2008	$4,911,560
July 2008 to June 2009	4,851,708
July 2009 to June 2010	4,940,618
July 2010 to June 2011	4,771,137
July 2011 to June 2012	1,508,277
Thereafter	42,509
$21,025,809
Less current portion	4,911,560
$16,114,249

In the second quarter of 2007, the Company recorded interest expense of $1,514,288 in connection with its $21 million Senior Convertible Debt which is made up of accrued interest on the convertible notes of $361,427 plus non-cash accretion of its debt discount of $1,152,861.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 7.  LONG-TERM DEBT (Continued)

During 2007, the Company entered into several capital lease agreements for new plant assets.

In March 2007, the Company entered into a capital lease agreement for a new security system, payable in 13 monthly installments of $3,434, including interest at 13.96% per annum. The lease matures in 2008.

A roaster was leased by the Company during April 2007, payable in 72 monthly installments of $4,991 including interest at 13.427% per annum. The lease matures in 2012.

Also, in April 2007, a new equipment van was leased by the Company, payable in 60 monthly installments of $438, including interest at 8.394% per annum. The lease matures in 2012.

In June 2007, the Company also entered into a capital lease agreement for a new filler machine, payable in 60 monthly installments of $631 including interest at 6% per annum. The lease matures in 2012.

In addition, during June 2007, the Company began leasing a forklift, payable in 60 monthly installments of $564, including interest at 9.879% per annum. The lease matures in 2012.

NOTE 8.  WARRANT LIABILITY AND OTHER DERIVATIVE INCOME

In December 2006, the Company issued five-year warrants for purchase of 7,195,846 of shares of the Company’s Common Stock in connection with its $21 million Senior Convertible Debt. The warrants have strike prices ranging from $1.79 to $2.24. The warrants have been accounted for as derivative instruments. The Company is required to re-value the warrants at the end of each reporting period and record the difference in value as either derivative income or expense. Using Black Scholes with a 102% stock volatility, 1,628 days remaining to exercise, a fixed interest rate of 4.5%, the strike prices and the quarter end closing stock price of $1.45, the June 30, 2007 value of the warrants was determined to be $7,268,062, down from $7,532,370 at December 31, 2006. The Company has recorded non-cash other derivative income of $264,308 for the six months ending June 30, 2007.

NOTE 9.  ISSUANCES OF COMMON STOCK AND STOCK OPTIONS

COMMON STOCK ISSUANCES

In May 2007, 4,000 forfeited shares of the Company restricted common stock were returned to treasury on the departure of one of its employees.

In May 2007, the Company issued 391,932 shares of the Company registered common stock as conversion of a portion of its Senior Convertible Debt. The Company recorded a debt reduction of $504,582, based on 88% of the trailing twenty trading day’s volume weight average price of its stock or $1.2684 per share.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

STOCK OPTION ISSUANCES

On April 25, 2007 the Company adopted its 2007 Stock Option and Incentive Plan. According to the plan the Company may grant stock options, restricted stock, performance shares and unrestricted stock to eligible employees, officers, directors and consultants. Details of these actions are set forth in the Company’s current report on Form 8-K filed April 27, 2007.

In April 2007, the Company awarded incentive options totaling for the purchase of 5,000,000 shares of the Company’s restricted common stock at a strike price of $1.16 to five Company executives. The options vest at 60% after 3 years, 20% after 4 years, and the remaining 20% after 5 years. The value of the five-year options was determined using Black Scholes as $4,988,000. The Company is recognizing the value of the options as non-cash deferred compensation over the term of the options based on their vesting schedule. In the three months ending June 30, 2007, the Company has recognized $241,087 as non-cash expense related to the stock options. A summary of option activity for the six months ended June 30, 2007 is presented below:

Options	Shares

Outstanding at December 31, 2006	--

Granted	5,000,000
Exercised	--
Forfeited
Expired	--

Outstanding at June 30, 2007	5,000,000

The calculation of stock-based compensation requires us to make numerous estimates and assumptions and is particularly sensitive to the expected life of each stock option and the estimated volatility of our stock, both of which we estimate based primarily on historical experience. Accordingly, this expense may not be representative of that to be expected in future years.

NOTE 10.  RELATED PARTY TRANSACTIONS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations. The LLC is a Delaware limited liability company owned by Company directors Baker, Knapp, Rielly, Hackett and Solomon and three other Company shareholders. The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC. The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then to be rented to the Company. The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00.  As of June 30, 2007, the LLC had purchased 891 dispensers at a total cost of $2,150,941. The Company incurred dispenser rental expense of $352,560 and $135,790 in the six months ending June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company owed the LLC $60,680.

NOTE 11.  SUBSEQUENT EVENTS

In July 2007, the Company issued 307,790 pre-installment shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt. The number of pre-installment shares issued was determined based on 90% of the lowest volume weighted average price for the ten trading days ending or $1.2635 per share. The final value of the shares used to calculate the amount of principal paid will be determined based on 88% of the volume weighted average price for the twenty trading days. If the final value of these pre-installment shares is less then $388,889, the Company will be required to issue additional shares to equal the value of $388,889 in principal. If the final value of the pre-installment shares is determined to be greater than $388,889, the Company will receive credit for paying additional principal on its Senior Convertible Debt.

In July 2007, the Company issued 280,759 shares of the Company’s registered common stock as payment of the $361,427 quarterly interest due on its Senior Convertible Debt. The shares issued by the Company were valued at 88% of the twenty trading days volume weighted average price, or $1.2874 on the interest payment due.

In July 2007, the Company issued 177,517 shares of Series B Preferred Stock as payment in kind for the $1 dividend per share to the holders of the Series B Preferred Shares. The issuance increased the shares of Series B Preferred shares outstanding to 1,952,683.

In July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. which matures July 1, 2009. The loan is secured by cash and cash equivalents totaling $5,000,000 and carries an interest rate that floats at 1.25% over Libor rounded up to the next eighth of a point or a maximum of bank prime. The loan balance and current interest rate as of July 17, 2007 are $713,000 and 6.625%, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission (the "SEC"). These statements use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

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
•
Laws and regulations and/or changes therein including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), environmental laws and changes in any food and drug laws, especially those that may affect the way in which the Company’s products are marketed and/or labeled and/or sold;

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

OVERVIEW

The Company is a manufacturer of coffee and tea concentrates, drink mixes, and flavor systems serving the foodservice, food and beverage manufacturing and retail industries. For foodservice industry customers, it combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage manufacturers and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

The following is a comparative table of income statements for quarters ended June 30, 2007 and 2006. Below is a discussion and analysis of the period-over-period changes.

	Three months ending		Change
	June 30,		3 Months	3 Months
	2007	2006	‘07 to 06%

Net sales	$3,195,340	$3,177,680	$17,660	0.56%
Cost of sales	(2,205,852)	(1,915,637)	(290,215)	15.15%
Gross profit	989,488	1,262,043	(272,555)	-21.60%

Operating expenses:
Selling and marketing	(1,124,285)	(477,654)	(646,631)	135.38%
General and administrative	(2,048,635)	(851,023)	(1,197,612)	140.73%
Total operating expenses	(3,172,920)	(1,328,677)	(1,844,243)	138.80%

Loss from operations	(2,183,432)	(66,634)	(2,116,798)	3176.75%

Other income (expenses):
Interest income	194,853	2,259	192,594	8,525.63%
Interest expense*	(1,584,643)	(6,089,777)	4,505,134	-73.98%
Expense from derivatives**	(2,091,761)	--	(2,091,761)	--
Loss on disposal of assets	(2,854)	--	(2,854)	--
Total other income/(expense)	(3,484,405)	(6,087,518)	2,603,113	-42.76%

Net loss	$(5,667,837)	$(6,154,152)	$486,315	-7.90%

*For the three months ending June 30, 2007, interest expense of $1,584,643 includes non-cash accretion of debt discount of $1,152,861.

**For the three months ending June 30, 2007, expense for derivatives is a non-cash charge related to change in Black Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock. The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011. The Company would receive an additional $15 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the quarter ended June 30, 2007, the Company had gross revenues of $3,195,340, an increase of $17,660 or .6% over the same quarter in 2006. The Company’s realized $2,070,000 or an increase of $557,000 or 37.2% in gross revenue from its hot and iced dispensed products. This revenue growth was fueled by the Company’s record number of new hot and iced dispenser placements during the three months ending June 30, 2007. The Company placed 734 dispensers in the quarter giving it a total installed dispenser base of 2,611 dispensers. On an annual basis, the Company anticipates revenue between $3,000 and $6,000 per dispenser. This growth in core business quarterly revenue was offset by a reduction of $539,000 or 32.1% in packaged and bulk revenue products, quarter-over-quarter revenue. This reduction was attributable to significant purchases in the quarter ending June 30, 2006 by a customer needing to build national distribution for a new retail product.

The Company anticipates continued growth in its revenues in 2007 as it adds new distribution and adds dispenser installations for its hot and iced coffee beverages in additional foodservice locations. The Company recently announced that the leading convenience store industry customer in the United States, 7-Eleven, Inc., is in the process of expanding Javo’s iced coffee program from approximately 500 locations in the Northeast to most stores in its 7,100 United States system. In addition to 7-Eleven, Inc., the Company sells other national and regional foodservice operator customers, including: Compass Group, Speedway-SuperAmerica, Gordon Foodservice, Shamrock Foods, Sysco Foods, US Foodservice, PFG. McLane, Coremark, Wilson Farms, Exxon-Mobil, Irving Oil, Sunoco, Mrs. Fields, Haagen-Dazs, Caribou Coffee and others. While there is no assurance that any of the Company’s customers will continue or expand in the future, the business potential within this group is substantial since these customers control the product stocking decisions for nearly 29,000 locations. For some of these customers, the Company is currently in the initial stages of market testing, for others it has already completed chain-wide expansions. Additionally, the Company’s sales force is in active discussions with other potential customers controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ending June 30, 2007 were $1,124,285 compared to $477,654 in the same quarter in 2006, or an increase of $646,631 or 135.7%. The increase was the result of increased sales, marketing and promotional expenditures and the addition of sales professionals with their related expenses. More specifically, approximately $281,000 of the increase was attributable to additional payroll, benefits, travel and entertainment expenses, approximately $88,000 was attributable to increased marketing and promotion expenses, and approximately $278,000 was attributable to expenditures on promotional materials, tradeshow expenses, printing costs, and sales supplies. In particular, the Company incurred significant expenses for the Company’s participation in the National Restaurant Show held in Chicago in May 2007.

The Company anticipates that sales and marketing costs for the remainder of 2007 will increase with the hiring of additional sales staff. The Company added three sales persons in the first quarter of 2007, two during the second quarter and anticipates adding four to seven sales persons during the remainder of 2007. The additional sales staff is expected to expand the Company’s regional and national sales opportunities and to generate significant revenue growth in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ending June 30, 2007 were $2,048,635 compared to $851,023 in the same quarter in 2006. The increase of $1,197,612 or 140.7% was primarily due to an increase in payroll and benefit costs of $544,000 and non-cash expense for options grants of approximately $241,000, warehouse overhead such as payroll and repairs and maintenance of approximately $25,000, an increase in legal, finance and accounting expenses for payroll and outside accounting fees of approximately $188,000 and an increase in other overhead expenses of $190,000. These cost increases were due in part to expansion of staff, costs for registration of common stock in connection with its senior convertible debt, increases in costs for legal services, auditors, internal control (SOX) consultants and compliance and improved insurance coverage including increased limits, reflecting the growth in its operations.

The Company anticipates that general and administration expenses will continue to increase in the remainder of 2007. The Company anticipates further additions to its accounting and administrative staff commensurate with its growth in sales and the added cost of documentation and testing for Sarbanes-Oxley Act compliance.

OTHER INCOME/EXPENSES

Other income/(expenses) were $(3,484,405) for the quarter ending June 30, 2007 compared to $(6,087,518) in net other expense for the same quarter in 2006. The reduction in other expense of $2,603,113 or 42.7% is primarily due to a non-cash derivative expense of approximately $2,091,761 reported for revaluation of Company’s warrants issued in connection with its Senior Convertible Debt and non-cash amortization of debt discount related to the same convertible debt of $1,152,861 offsetting the one time non-cash accelerated interest expense, unamortized loan cost and debt discounts amortization of approximately $5,197,980 recorded in the three months ending June 30, 2006.

The Company’s net other income/expenses in the remainder of 2007 will include non-cash interest expense for accretion of the debt discount recorded in connection with its $21 million Senior Convertible Debt. For the calendar year 2007, the aggregate amount of this expense is expected to be $4.5 million, which will be expensed as follows in each of the four fiscal quarters: $1,121,658, $1,152,861, $1,133,196 and $1,089,015 in the first, second, third and fourth quarters, respectively.

NET LOSS

The net loss for the Company for the quarter ending June 30, 2007 was $5,667,837 compared to a net loss of $6,154,152 for the same quarter in 2006, a difference of $486,315 or 7.9%. The difference is primarily the result of the Company recording non-cash other derivative expense of $2,091,761 and increased interest income offset by the non-cash accretion of debt discount of $1,152,861, and an increase in loss from operations of $1,844,244 for the quarter ending June 30, 2007, reduced by the one-time recognition of accelerated interest expense, unamortized loan cost and debt discounts amortization of approximately $5,197,980 recorded in connection with the conversion of promissory notes to Series B Preferred Stock as of June 30, 2006.

The Company anticipates its gross revenues and gross profit will increase during the remainder of 2007. The Company anticipates significant growth in placements of its hot and iced coffee/tea dispensers at its current customers and by the addition of new customers. The Company plans include some increases in sales, marketing, and general and administrative expenses.

The Company’s other income expense for the remainder of 2007 will be unpredictable due to the liability accounting for the warrants issued in connection with its of Senior Convertible Debt. Liability accounting requires the Company to revalue the warrants and record the change as an increase or decrease in warrant liability and report non-cash derivative income or expense. The warrants are re-valued based on Black-Scholes valuation model. The major factor affecting the value of the warrants is the Company’s stock price. If the stock price goes up the warrant liability goes up and the Company reports non-cash derivative expense. If the stock price goes down the warrant liability goes down and the Company reports non-cash derivative income. Other factors affecting the warrant liability are the Company’s stock volatility, interest rates and the remaining life of the warrant.

SIX MONTHS ENDING JUNE 30, 2007 COMPARED TO SIX MONTHS ENDING JUNE 30, 2006

The following is a comparative table of income statements for six months ending June 30, 2007 and 2006. Below is a discussion and analysis of the period-over-period changes.

	Six months ending June 30,		6 months - change
	2007	2006	2007-2006%

Net sales	$5,943,545	$5,515,173	$428,372	7.77%
Cost of sales	(3,678,448)	(3,357,030)	(321,418)	9.57%
Gross profit	2,265,097	2,158,143	106,954	4.96%

Operating expenses:
Selling and marketing	(1,881,957)	(860,560)	(1,021,397)	118.69%
General and administrative	(3,129,135)	(1,678,887)	(1,450,248)	86.38%
Total operating expenses	(5,011,092)	(2,539,447)	(2,471,645)	97.33%

Loss from operations	(2,745,995)	(381,304)	(2,364,691)	620.16%

Other income (expenses):
Interest income	374,043	3,989	370,054	9276.86%
Interest expense*	(3,180,646)	(6,930,799)	3,750,153	-54.11%
Income from derivatives**	264,308	-	264,308	--
Other income	31,103	-	31,103	--
Gain on disposal of assets	(1,177)	-	(1,177)	--

Total other income/(expense)	(2,512,369)	(6,926,810)	4,414,441	-63.73%

Net loss	$(5,258,364)	$(7,308,114)	$2,049,750	-28.05%

*For the six months ending June 30, 2007, interest expense of $3,180,646 includes non-cash accretion of debt discount of $2,274,519.

**For the six months ending June 30, 2007, income from derivatives is non-cash income related to change in Black Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock. The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011. The Company would receive an additional $15 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the six months ending June 30, 2007, the Company had gross revenues of $5,943,545, an increase of $428,372 or 7.8% over the same six months of the previous year. The Company’s realized $993,153 or 41.5% increase in gross revenue from its hot and iced dispensed products. This revenue growth was fueled by the Company’s record number of new hot and iced dispenser placements during the six months ending June 30, 2007. The Company placed 1,109 dispensers in the first six months of 2007 reaching a total of 2,611 installed dispensers. On an annual basis, the Company anticipates revenue between $3,000 and $6,000 per dispenser. This growth in core business revenue for the six month period was offset by a reduction of $1,064,781 or 34.1% in packaged and bulk product revenue. This reduction was attributable to significant purchases in the first half of 2006 by a customer filling national distribution for a new retail product.

The Company anticipates continued growth in its revenues in 2007 as it adds new distribution and adds dispenser installations for its hot and iced coffee beverages in additional foodservice locations. The Company recently announced that the leading convenience store industry customer in the United States, 7-Eleven, Inc., is in the process of expanding Javo’s iced coffee program from approximately 500 locations in the Northeast to most stores in its 7,100 United States system. In addition to 7-Eleven, Inc., the Company sells other national and regional foodservice operator customers, including: Compass Group, Speedway-SuperAmerica, Gordon Foodservice, Shamrock Foods, Sysco Foods, US Foodservice, PFG. McLane, Coremark, Wilson Farms, Exxon-Mobil, Irving Oil, Sunoco, Mrs. Fields, Haagen-Dazs, Caribou Coffee and others. While there is no assurance that any of the Company’s customers will continue or expand in the future, the business potential within this group is substantial since these customers control the product stocking decisions for nearly 29,000 locations. For some of these customers, the Company is currently in the initial stages of market testing, for others it has already completed chain-wide expansions. Additionally, the Company’s sales force is in active discussions with other potential customers controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the six months ending June 30, 2007 were $1,881,957 compared to $860,560 in the same six months of 2006, or an increase of $1,021,397 or 118.7%. The increase was the result of increased sales, marketing and promotional expenditures and the addition of sales professionals with their related expenses. More specifically, approximately $483,000 of the increase was attributable to additional payroll, benefits, travel and entertainment expenses, approximately $164,000 was attributable to increased marketing and promotion expenses, and approximately $374,000 was attributable to expenditures on promotional materials, tradeshow expenses, printing costs, and sales supplies. In particular, the Company incurred significant additional expense for the Company’s participation at the National Restaurant Show held in Chicago in May 2007.

The Company anticipates that sales and marketing costs for the remainder of 2007 will increase with the hiring of additional sales staff. The Company added three sales persons in the first quarter of 2007, two during the second quarter and anticipates adding four to seven sales persons during the remainder of 2007. The additional sales staff is expected to expand the Company’s regional and national sales opportunities and to generate significant revenue growth in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ending June 30, 2007 were $3,129,135 compared to $1,678,887 in the same six months of 2006. The increase of $1,450,248 or 86.3% was primarily due to an increase in payroll and benefit costs of $544,000, and non-cash expense for options grants of approximately $241,000, R&D/QA payroll and overhead costs of $46,000, warehouse overhead such as payroll and repairs and maintenance of approximately $50,000, an increase in legal, finance and accounting expenses for payroll and outside accounting fees of approximately $312,000 and an increase in other overhead expenses of $261,000. These cost increases were due in part to expansion of staff, costs for registration of common stock in connection with its senior convertible debt, increases in costs for legal services, auditors, internal control (SOX) consultants and compliance and improved insurance coverage including increased limits, reflecting the growth in its operations.

The Company anticipates that general and administration expenses will continue to increase in the remainder of 2007. The Company anticipates further additions to its accounting and administrative staff commensurate with its growth in sales and the added cost of documentation and testing for Sarbanes-Oxley Act compliance.

OTHER INCOME/EXPENSES

Other income/(expenses) were $(2,512,369) for the six months ending June 30, 2007 compared to $(6,926,810) in net other expense for the same quarter in 2006. The reduction in other expense of $4,414,441 or 63.7% is primarily due to a non-cash derivative income of approximately $264,308 reported for re-valuation of Company’s warrants issued in connection with its Senior Convertible Debt and non-cash amortization of debt discount related to the same convertible debt of $2,274,519 offsetting the one time non-cash accelerated interest expense, unamortized loan cost and debt discounts amortization of approximately $5,197,980 recorded in the six months ending June 30, 2006.

The Company’s net other income/expenses in the remainder of 2007 will include non-cash interest expense for accretion of the debt discount recorded in connection with its $21 million Senior Convertible Debt. For the calendar year 2007, the aggregate amount of this expense is expected to be $4.5 million, which will be expensed as follows in each of the four fiscal quarters: $1,121,658, $1,152,861, $1,133,196 and $1,089,015 in the first, second, third and fourth quarters, respectively.

The Company’s other income expense for the remainder of 2007 will be unpredictable due to the liability accounting for the warrants issued in connection with its of Senior Convertible Debt. Liability accounting requires the Company to revalue the warrants and record the change as an increase or decrease in warrant liability and report non-cash derivative income or expense. The warrants are re-valued based on Black-Scholes valuation model. The major factor affecting the value of the warrants is the Company’s stock price. If the stock price goes up the warrant liability goes up and the Company reports non-cash derivative expense. If the stock price goes down the warrant liability goes down and the Company reports non-cash derivative income. Other factors affecting the warrant liability are the Company’s stock volatility, interest rates and the remaining life of the warrant.

NET LOSS

The net loss for the Company for the six months ending June 30, 2007 was $5,258,364 compared to a net loss of $7,308,114 for the same six months in 2006, a difference of $2,049,750 or 28.0%. The difference is primarily the result of the Company recording non-cash other derivative income of $264,308 and increased interest income offset by the non-cash accretion of debt discount of $2,274,519, and an increase in loss from operations of $2,364,691 for the six months ending June 30, 2007, reduced by the one-time recognition of accelerated interest expense, unamortized loan cost and debt discounts amortization of approximately $5,197,980 recorded in connection with the conversion of promissory notes to Series B Preferred Stock as of June 30, 2006.

The Company anticipates its gross revenues and gross profit will increase during the remainder of 2007. The Company anticipates significant growth of its hot and iced dispenser placements at its current customers and growth through its current customer prospects. The Company plans include some increases in sales, marketing, and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flows from operations since inception through June 30, 2007; it has an accumulated deficit of $45,563,850 million and has consumed cash from operations and financing in excess of $20 million. It has financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings. The Company anticipates that its current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in remainder of 2007 will provide adequate capital to fund operations, sales growth and any required capital expenditures needs.

The Company currently has 2,611 dispensers installed at select 7-Eleven, Compass/Foodbuy, Consorta, Amerinet, multiple other leading convenience stores, hotel, hospital, health care, card club and casino customers. The Company’s seventy eight (78) distribution centers across the United States includes multiple locations: Sysco Foods, US Foodservice, Gordon Foodservice, Shamrock Foodservice, PFG, McLane and other broadline and specialty distributors.

The Company used $3,500,891 in cash and cash equivalents in operating activities in six months ending June 30, 2007, versus $149,615 in the same period in 2006. The use of cash in the second quarter 2007 was primarily due to an increased loss from operations after non-cash expenses of approximately $2.4 million, increases in trade receivables, prepaid expenses and inventory of approximately $1.9 million, partially offset by increased accounts payable and accrued expenses of approximately $1.1 million and increased interest expense payments of $733,095.

The Company also purchased capital equipment and dispenser totaling $1,225,024 during the six months ending June 30, 2007, of which $372,483 through capital leases. The Company in the ordinary course of business anticipates purchasing additional production equipment and hot and iced coffee dispensers. These planned capital expenditures estimated from $1-2 million will be funded, in part, through equipment financings and, in part, from working capital.

The Company paid cash principal payment on promissory notes and senior convertible debt of $888,889 during the six months ending June 30, 2007. The Company anticipates the principal and interest payments due on its senior convertible debt for the remainder of the year will be funded by issuance of additional registered shares of its common stock.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123(R), Share-based Payments. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). As of June 30, 2007, the Company had 5,000,000 outstanding employee options or share-based payment awards with market or performance conditions.

Accounting for Derivatives

The Company’s net other income/expenses will be affected significantly and unpredictably by the market price of its Common Stock because it is required under ETIF 00-19 to account for the warrants issued in connection with the Company’s Senior Convertible Debt as derivative liabilities. The Company is required to revalue these warrants at the end of each reporting period. The Company uses the Black Scholes method to value the warrants. The Company is required to record the periodic change in value as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases). Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock. If the stock price goes up, the value of the warrants will generally increase, and if the stock price goes down, the value of the warrants will generally decrease. If these warrants were to be exercised in full, the Company would receive proceeds of approximately $15 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations. The LLC is a Delaware limited liability company owned by Company directors Baker, Knapp, Rielly, Hackett and Solomon and three other Company shareholders. The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC. The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then to be rented to the Company. The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction. As of June 30, 2007, the LLC had purchased 891 dispensers at a total cost of $2,150,941. The Company incurred dispenser rental expense of $182,040 and $69,033 in quarters ending June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, the Company owed the LLC $60,680.

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

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries. Our gross profit margins can be impacted by changes in the price of green coffee. We enter into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery. Depending on our demand and the condition of the coffee markets, we will generally make commitments for one to six months ahead; as of June 30, 2007 we had approximately $258,000 in green coffee purchase commitments.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2007, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in timely fashion material information related to the Company required to be filed in this report.

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

PART II.	OTHER INFORMATON

ITEM 1.	LEGAL PROCEEDINGS

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

31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on July 23, 2007.

Javo Beverage Company, Inc., a Delaware corporation

By: /s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

By: /s/ Richard A. Gartrell Richard A. Gartrell Its: Chief Financial Officer