Form 10-Q
period 2007-09-30
JAVO BEVERAGE CO INC
filed 2007-11-06
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:
SEPTEMBER 30, 2007
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share ("Common Stock"), was 152,259,276 as of October 31, 2007.  The number of shares outstanding of the registrant’s Series B Preferred Stock, $0.001 par value per share (“Preferred Stock”), is 1,952,683.

JAVO BEVERAGE COMPANY, INC.

PART 1

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets:
Cash, restricted cash and cash equivalents	$10,377,627	$18,324,161
Accounts receivable, less allowances	2,481,592	844,144
Inventory, net of reserve for obsolescence	1,104,065	708,166
Prepaid expenses	550,057	150,098
Total current assets	14,513,341	20,026,569

Property and equipment, net	3,082,295	880,559
Intangibles, net	775,034	247,696
Deposits	20,242	20,242

Total assets	$18,390,912	$21,175,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,536,411	$1,176,681
Accrued payroll and related expenses	$121,146	$41,014
Accrued short-term interest payable	343,375	289,359
Working capital line of credit	1,213,000	713,000
Warrants liability	4,269,165	7,532,371
Current portion of long-term debt	4,983,901	3,678,882
Current portion of long-term interest	100,000	--
Total current liabilities	13,566,998	13,431,307

Long-term debt, net of current portion	14,838,896	18,423,854
Unamortized discount on long-term debt	(10,341,069)	(13,818,233)
Accrued long-term interest payable	34,496	95,848
Total liabilities	18,099,321	18,132,776
Stockholders' equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 152,259,276 and 149,504,927 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	151,344	149,505
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,952,683 and 1,775,166 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	1,953	1,775
Additional paid in capital	51,990,321	43,196,496
Deferred compensation	(4,385,283)	--
Accumulated deficit	(47,466,744)	(40,305,486)
Total stockholders' equity	291,591	3,042,290

Total liabilities and stockholders' equity	$18,390,912	$21,175,066

   The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$3,921,536	$2,308,365	$9,865,080	$7,823,538

Cost of sales	(2,807,636)	(1,366,764)	(6,486,084)	(4,723,794)
Gross profit	1,113,900	941,601	3,378,996	3,099,744

Operating expenses:
Selling and marketing	(1,198,652)	(495,825)	(3,080,609)	(1,356,384)
General and administrative	(1,698,928)	(879,829)	(4,828,063)	(2,558,716)

Total operating expenses	(2,897,580)	(1,375,654)	(7,908,672)	(3,915,100)

Loss from operations	(1,783,680)	(434,053)	(4,529,676)	(815,356)

Other income (expenses):
Interest income	186,806	1,847	560,849	5,837
Interest expense	(1,540,071)	(276,935)	(4,720,716)	(7,207,734)
Income (expense) from derivatives	2,998,898	--	3,263,206	--
Other income/(expense), net	11,746	--	42,849	--
Gain/(loss) on disposal of assets	(1,427)	--	(2,604)	--

Total other expense	1,655,952	(275,088)	(856,416)	(7,201,897)

Net loss	($127,728)	($709,141)	($5,386,092)	($8,017,253)

Basic profit (loss) per share	($0.00)	($0.01)	($0.04)	($0.05)

Weighted average number of shares outstanding, basic	150,889,106	149,504,927	150,013,683	149,488,352

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income/(loss)	($5,386,093)	($8,017,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,823,585	1,970,050
Provision for bad debt	135,200	--
Loss (gain) on derivatives	(3,263,206)	--
Issuance of warrants for services and warrants exercised	--	1,516
Accelerated interest and discount converted to preferred stock	--	5,384,964
Issuance of common stock for compensation	--	7,250
Loss (gain) on disposal of assets	2,604	--
Deferred compensation	602,717	--
Changes in operating assets and liabilities:
Accounts receivables	(1,772,647)	187,838
Inventories	(395,900)	(506,116)
Prepaid expenses and deposits	(999,216)	533,635
Employee advances	(743)	(4,462)
Accounts payable and accrued expenses	1,439,862	77,620
Accrued interest payable	493,990	115,522
Net cash used in operating activities	(5,319,847)	(249,436)
Cash flows from investing activities:
Proceeds from disposal of equipment	7,317	--
Purchases of property and equipment	(2,152,832)	(81,008)
Net cash used in investing activities	(2,145,515)	(81,008)
Cash flows from financing activities:
Proceeds from line-of-credit borrowing	1,213,000	--
Repayment on line-of credit	(713,000)	--
Repayments under capital lease obligations	(92,283)	(6,820)
Repayments on long-term debt	(888,889)	(13,145)
Net cash provided by financing activities	(481,172)	(19,965)

Net change in cash and cash equivalents	(7,946,534)	(350,409)
Cash and cash equivalents at beginning of period	18,324,161	519,554
Cash and cash equivalents at end of period	$10,377,627	$169,145

Non-cash financing and investing activities:
Issuance of preferred stock	$1,775,166	$17,751,660
Issuance of common stock	$2,377,942	--
Issuance of warrants for service	--	$1,541
Return of common stock to treasury	$4	--
Equipment from capital lease	$372,483	$101,094
Supplemental cash flow information:
Cash paid for interest	$774,627	$32,015
Cash paid for income taxes	$3,918	$2,399

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1.                      BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2007 and the results of operations and of cash flows for the nine month period ended September 30, 2007 and 2006. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Management believes that although the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2.                      ACCOUNTS RECEIVABLE

As of September 30, 2007 and December 31, 2006, the Company’s accounts receivable were:

	September 30, 2007	December 31, 2006
Accounts receivable	$2,653,594	$1,115,742
Allowance for doubtful accounts	(172,002)	(271,598)
	$2,481,592	$844,144

NOTE 3.                      INVENTORY

Inventory consists of the following at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
Raw materials	$781,429	$462,558
Finished goods	360,892	283,864
	1,142,321	746,422
Reserve for obsolescence	(38,256)	(38,256)
	$1,104,065	$708,166

NOTE 4.                      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
Production equipment	$3,409,953	$1,639,675
Office equipment	258,690	206,926
Construction-in-process	579,444	--
Leasehold improvements	221,475	114,202
Total cost	4,469,562	1,960,803
Less accumulated depreciation	(1,387,267)	(1,080,244)
	$3,082,295	$880,559

During the nine months ended September 30, 2007 and December 31, 2006, depreciation expense totaled $313,657 and $153,314 respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5.                      INTANGIBLE ASSETS

Intangible assets include loan costs of $1,141,050, net of amortization of $1,129,592, or $11,458.  These loan costs are being amortized over the five-year life of the loans.  The loan costs related to promissory notes converted to preferred stock in 2006 became fully amortized at the time of the conversion.  Amortization expense as of September 30, 2007 and 2006 was $14,834 and $501,725, respectively.  In addition, in 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a large contract foodservice operator.  In connection with that contract, the Company agreed to pay a $900,000 conversion fee which is being amortized based on quantities of product sold over the term of the contract.  The Company paid $300,000 in 2005 and $600,000 in 2007.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement though 2012.  The Company recorded an amortization expense of $22,551 and of $57,828 for the three months and nine months ended September 2007, respectively.  The conversion fee net of the $136,424 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

Intangible assets, net as of	September 30, 2007	December 31, 2006
Loan fees	$1,141,050	$1,141,050
Conversion fee	900,000	300,000
	2,041,050	1,441,050
Accumulated amortization	(1,266,016)	(1,193,354)
Net intangibles	$775,034	$247,696

NOTE 6.                      WORKING CAPITAL LINE OF CREDIT

The Company paid off its $713,000 working capital line of credit balance through Comerica Bank in July 2007.  Also, in July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. which matures July 1, 2009.  The loan is secured by cash and cash equivalents totaling $5,000,000 and carries an interest rate that floats at 1.25% over LIBOR rounded up to the next eighth of a point or a maximum of bank prime.  The loan balance and current interest rate as of September 30, 2007, are $1,213,000 and 6.375%, respectively.  As of September 30, 2007, the amount available on the line of credit was $3,787,000.

NOTE 7.                      LONG-TERM DEBT

The Company’s long term debt, including the Senior Convertible Debt, matures as shown in the table below.  The Company, at its option, may pay its Senior Convertible Debt payments of interest and principal with registered Common Stock, at a discount 12-15% of the 20 day trailing volume weighted average selling price (‘VWAP”). See additional details related to the Senior Convertible Debt in our Form 10-K for 2006 filed March 16, 2007.

Long-term debt matures as follows:

September 2007 to August 2008	$4,983,901
September 2008 to August 2009	4,760,219
September 2009 to August 2010	4,967,941
September 2010 to August 2011	4,742,656
September 2011 to August 2012	339,270
Thereafter	28,810
$19,822,797
Less current portion	4,983,901
$14,838,896

As of September 30, 2007, the Company recorded interest expense of $4,485,501 in connection with its $21 million Senior Convertible Debt which is made up of accrued interest on the convertible notes of $1,077,786 plus non-cash accretion of its debt discount of $3,407,715.   For the three months ended September 30, 2007, the Company recorded interest expense of $1,476,571, of which $343,375 was for accrued interest and $1,133,196 was for non-cash accretion of debt discount related to its Senior Convertible Debt.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

NOTE 8.                      WARRANT LIABILITY AND OTHER DERIVATIVE INCOME

In December 2006, the Company issued five-year warrants for purchase of 7,195,846 of shares of the Company’s Common Stock in connection with its $21 million Senior Convertible Debt.  The warrants have strike prices ranging from $1.79 to $2.24.  The warrants have been accounted for as derivative instruments. The Company is required to re-value the warrants at the end of each reporting period and record the difference in value as either derivative income or expense.  Using Black Scholes with a 93% stock volatility, 1,536 days remaining to exercise, a fixed interest rate of 4.5%, the strike prices and the quarter end closing stock price of $1.04, the September 30, 2007 value of the warrants was determined to be $4,269,165, down from $7,532,370 at December 31, 2006.  The Company has recorded non-cash other derivative income of $2,998,898 and $3,263,206 for the three month and nine months ending September 30, 2007, respectively.

NOTE 9.                      ISSUANCES OF STOCK AND STOCK OPTIONS

PREFERRED STOCK ISSUANCES

In July 2007, the Company issued 177,517 shares of Series B Preferred Stock as payment in kind for the $1 dividend per share to the holders of the Series B Preferred Shares.  The issuance increased the shares of Series B Preferred shares outstanding to 1,952,683.

COMMON STOCK ISSUANCES AND RETIREMENTS

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

In July 2007, the Company issued 307,790 pre-installment shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of pre-installment shares issued was determined based on 90% of the lowest volume weighted average price for the ten trading days ending or $1.2635 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 88% of the volume weighted average price for the twenty trading days.  The final value of these pre-installment shares was calculated as less than $388,889, therefore, in August, the Company was required to issue 18,636 additional shares.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 9.                      ISSUANCES OF STOCK AND STOCK OPTIONS (CONTINUED)

In July 2007, the Company also issued 280,759 shares of the Company’s registered common stock as payment of the $361,427 quarterly interest due on its Senior Convertible Debt.  The shares issued by the Company were valued at 88% of the twenty trading days volume weighted average price, or $1.2874 on the interest payment due.

In August 2007, the Company issued 356,083 pre-installment shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of pre-installment shares issued was determined based on 90% of the lowest volume weighted average price for the ten trading days ending or $1.0922 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty trading days.  The final value of these pre-installment shares was calculated as less than $388,889, therefore, in September, the Company was required to issue 58,349 additional shares.

In September 2007, the Company issued 429,997 pre-installment shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of pre-installment shares issued was determined based on 90% of the lowest volume weighted average price for the ten trading days ending or $0.9044 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85-88% of the volume weighted average price for the twenty trading days.  If the final value of these pre-installment shares is less then $388,889, the Company will be required to issue additional shares to equal the value of $388,889 in principal. The final value of these pre-installment shares was calculated as less than $388,889, therefore, in October, the Company was required to issue 29,039 additional shares.

STOCK OPTION ISSUANCES

On April 25, 2007, the Company adopted its 2007 Stock Option and Incentive Plan.  According to the plan the Company may grant stock options, restricted stock, performance shares and unrestricted stock to eligible employees, officers, directors and consultants.    Details of these actions are set forth in the Company’s current report on Form 8-K filed April 27, 2007.

In April 2007, the Company awarded incentive options totaling for the purchase of 5,000,000 shares of the Company’s restricted common stock at a strike price of $1.16 to five Company executives.  The options vest at 60% after 3 years, 20% after 4 years, and the remaining 20% after 5 years.  The value of the five-year options was determined using Black Scholes as $4,988,000.  The Company is recognizing the value of the options as non-cash deferred compensation over the term of the options based on their vesting schedule.  In the three months ending September 30, 2007, the Company has recognized $361,630 as non-cash expense related to the stock options. Year to date, the Company has recorded a non-cash expense of $602,717 related to the stock options.  A summary of option activity for the nine months ended September 30, 2007 is presented below:

Options	Shares

Outstanding at December 31, 2006	--

Granted	5,000,000
Exercised	--
Forfeited	--
Expired	--
Outstanding at September 30, 2007	5,000,000

The calculation of stock-based compensation requires us to make numerous estimates and assumptions and is particularly sensitive to the expected life of each stock option and the estimated volatility of our stock, both of which we estimate based primarily on historical experience.  Accordingly, this expense may not be representative of that to be expected in future years.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 10.                      RELATED PARTY TRANSACTIONS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Baker, Knapp, Rielly, Hackett and Solomon and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then to be rented to the Company.  The term of the rental agreement extends to 2010.  As of September 30, 2007, the LLC had purchased 891 dispensers at a total cost of $2,150,941.  The Company incurred dispenser rental expense of $534,600 and $202,394 in the nine months ending September 30, 2007 and 2006, respectively.  As of September 30, 2007, the Company owed the LLC $152,040.  Presented below are the condensed balance sheet for the September 30, 2007 and December 31, 2006, and the Statement of Operations for the nine months ending September 30, 2007 and 2006, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEET
UNAUDITED

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$3,290	$227,076
Accounts receivable	152,040	30,700
Total current assets	155,330	257,776
Property and equipment, net	1,588,883	1,598,196
Total assets	$1,744,213	$1,855,972

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,049	$337,545
Long-term debt	1,521,464	1,436,373
Total liabilities	1,558,513	1,773,918
Member Equity	185,700	82,054
Total liabilities and member equity	$1,744,213	$1,855,972

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months ended September 30,
	2007	2006

Rental Income	$534,600	$202,394
Operating expenses:
General and administrative	(319,456)	(137,303)
Total operating expenses	(319,456)	(137,303)
Income from operations	215,144	65,091
Other income (expenses):
Interest expense	(111,497)	(52,073)
Net Income	$103,647	$13,018

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 11.                      SUBSEQUENT EVENTS

In October 2007, the Company issued 458,953 pre-installment shares of the Company’s registered common stock for payment of $430,626 in principal of its Senior Convertible Debt.

In October 2007, the Company issued 404,571 shares of the Company’s registered common stock as payment of the $343,375 quarterly interest due on its Senior Convertible Debt.  The shares issued by the Company were valued at 85% of the twenty trading days volume weighted average price, or $0.85 on the interest payment due.

In November 2007, the Company issued 416,687 pre-installment shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of pre-installment shares issued was determined based on 90% of the lowest volume weighted average price for the ten trading days ending or $.0933 per share.  The final value of the shares used to calculate the amount of principal paid will be determined based on 85-88% of the volume weighted average price for the twenty trading days.  If the final value of these pre-installment shares is less then $388,889, the Company will be required to issue additional shares in November to equal the value of $388,889 in principal.  If the final value of the pre-installment shares is determined to be greater than $388,889, the Company will receive credit for paying additional principal on its Senior Convertible Debt.

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

The following is a comparative table of income statements for quarters ended September 30, 2007 and 2006.  Below is a discussion and analysis of the period-over-period changes.

	Three months ended		Change
	September 30,		3 Months	3 Months
	2007	2006	2007-2006%

Net sales	$3,921,536	$2,308,365	$1,613,171	69.88%
Cost of sales	(2,807,636)	(1,366,764)	(1,440,872)	105.42%
Gross profit	1,113,900	941,601	172,299	18.30%

Operating expenses:
Selling and marketing	(1,198,652)	(495,825)	(702,827)	141.75%
General and administrative	(1,698,928)	(879,829)	(819,099)	93.10%
Total operating expenses	(2,897,580)	(1,375,654)	(1,521,926)	110.63%

Loss from operations	(1,783,680)	(434,053)	(1,349,627)	310.94%

Other income (expenses):
Interest income	186,806	1,847	184,959	10014.02%
Interest expense	(1,540,071)	(276,935)	(1,263,136)	456.11%
Income from derivatives	2,998,898	--	2,998,898	--
Gain on disposal of assets	(1,427)	--	(1,427)	--
Other Income, net	11,746	--	11,746	--
Total other income/(expense)	1,655,952	(275,088)	1,931,040	-701.97%

Net loss	$(127,728)	$(709,141)	$581,413	-81.99%

*For the three months ended September 30, 2007, interest expense of $1,540,071 includes non-cash accretion of debt discount of $1,133,196.

**For the three months ended September 30, 2007, income from derivatives is a non-cash charge related to change in Black Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.  The Company would receive an additional $15 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the quarter ended September 30, 2007, the Company had gross revenues of $3,921,536, an increase of $1,613,171 or 69.88% over the same quarter in 2006. The Company realized $2,849,093 or an increase of $1,540,498 or 117.7% in gross revenue from its hot and iced dispensed products.  This revenue growth was fueled by the Company’s record number of new hot and iced dispenser customer placements during the three months ending September 30, 2007.  The Company increased dispenser customer placements by 964 in the quarter, giving it a total installed customer dispenser base of 3,575 dispensers.  On an annual basis, the Company anticipates gross revenue between $3,000 and $6,000 per customer dispenser.

The Company anticipates continued growth in its revenues in 2007 as it creates new distributor relationships and adds dispenser installations for its hot and iced coffee beverages in additional foodservice locations.  The Company has announced that the leading convenience store industry customer in the United States, 7-Eleven, Inc., is in the process of expanding Javo’s iced coffee program from approximately 780 locations in the Northeast and Florida to most stores in its 7,100 United States system.  In addition to 7-Eleven, Inc., the Company sells to other national and regional foodservice operator customers, including:  Compass Group, ARCO AMPM, Gordon Foodservice, Shamrock Foods, Sysco Foods, US Foodservice, PFG, McLane, Coremark, Wilson Farms, Exxon-Mobil, Irving Oil, Sunoco, Mrs. Fields, Haagen-Dazs, Caribou Coffee and others.  While there is no assurance that any of the Company’s customers will continue or expand in the future, the business potential within this group is substantial since these customers control the product stocking decisions for nearly 30,000 locations.  For some of these customers, the Company is currently in the initial stages of market testing; for others, it has already completed chain-wide expansions.  The Company products have been approved by group purchasing organizations including Foodbuy, Amerinet, Consorta, Med-Assets, HPSI and HPS.  Additionally, the Company’s sales force is in active discussions with other potential customers controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended September 30, 2007, were $1,198,652 compared to $495,825 in the same quarter in 2006, or an increase of $702,827 or 141.75%.  The increase was, primarily, the result of the addition of new sales positions and expenses related to adding new sales territories in every region of the United States. More specifically, approximately $366,000 of the increase was attributable to additional payroll, benefits, travel and entertainment expenses, approximately $191,000 was attributable to increased marketing and promotion expenses, and approximately $146,000 was attributable to expenditures on promotional materials, tradeshow expenses, printing costs, and sales supplies.

The Company anticipates that sales and marketing costs for the remainder of 2007 will increase with the hiring of additional sales staff.  The Company added three sales persons in the first quarter of 2007, two during the second quarter, four during the third quarter, and anticipates making additional hires before the end of 2007.  Management expects that the additional sales staff will generate significant revenue growth in the future and that selling and marketing expenses over time will decline as a percentage of gross sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended September 30, 2007 were $1,698,928 compared to $879,829 in the same quarter in 2006. The increase of $819,099 or 93% was primarily due to an increase in payroll and benefit costs of $102,000 and non-cash expense for options grants of approximately $362,000, warehouse overhead such as payroll and repairs and maintenance of approximately $28,000, an increase in legal, finance and accounting expenses for payroll and outside accounting fees of approximately $56,000, provision for bad debt of 125,000 and an increase in other overhead expenses of $146,000. These cost increases were due in part to expansion of staff, costs for registration of common stock in connection with its senior convertible debt, increases in costs for legal services, auditors, internal control (SOX) consultants and compliance, and improved insurance coverage including increased limits, reflecting the growth in its operations.

The Company anticipates that general and administration expenses will increase moderately in the remainder of 2007.  The Company anticipates additional documentation and testing costs for Sarbanes-Oxley Act compliance and auditing fees.

OTHER INCOME/EXPENSES

The Company recorded $1,655,952 net other income for the quarter ended September 30, 2007 compared to $(275,088) in net other expense for the same quarter in 2006. The change in other income/(expense) of $1,931,040 or 702% is primarily due to a non-cash derivative income of $2,998,898 reported for revaluation of Company’s warrants issued in connection with its Senior Convertible Debt offset by non-cash amortization of debt discount related to the same convertible debt of $1,133,196, and the one time non-cash accelerated interest expense, unamortized loan cost and debt discounts amortization of approximately $187,074 recorded in the three months ending September 30, 2006.

The Company’s net other income/expense in the remainder of 2007 will include non-cash interest expense for accretion of the debt discount of $1,089,015 in connection with its $21 million Senior Convertible Debt.  For the calendar year 2007, the aggregate amount of this expense is expected to be $4.5 million, which will be expensed as follows in each of the four fiscal quarters: $1,121,658, $1,152,861, $1,133,196 and $1,089,015 in the first, second, third and fourth quarters, respectively.

NET LOSS

The net loss for the Company for the quarter ended September 30, 2007 was $127,728 compared to a net loss of $709,141 for the same quarter in 2006, a difference of $581,413 or 82%. The difference is primarily the result of the Company recording non-cash other derivative income of $2,998,898,  increased interest income offset by the non-cash accretion of debt discount of $1,133,196, and an increased loss from operations of $1,249,627 for the quarter ending September 30, 2007, reduced by the one-time recognition of accelerated interest expense, unamortized loan cost and debt discounts amortization of approximately $5,197,980 recorded in connection with the conversion of promissory notes to Series B Preferred Stock as of September 30, 2006.

The Company anticipates continued growth in placements of its hot and iced coffee/tea dispensers at its current customers and the addition of new customers during the remainder of 2007.  The Company plans include moderate increases in sales, marketing, and general and administrative expenses.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Certain prior year amounts have been reclassified to conform to current year presentation.

The following is a comparative table of income statements for nine months ended September 30, 2007 and 2006.  Below is a discussion and analysis of the period-over-period changes.

	Nine Months Ended		Change
	September 30,		9 Months	9 Months
	2007	2006	2007-2006%

Net sales	$9,865,080	$7,823,538	$2,041,542	26.09%
Cost of sales	(6,486,084)	(4,723,794)	(1,762,290)	37.31%
Gross profit	3,378,996	3,099,744	279,252	9.01%

Operating expenses:
Selling and marketing	(3,080,609)	(1,356,384)	(1,724,225)	127.12%
General and administrative	(4,828,063)	(2,558,716)	(2,269,347)	88.69%
Total operating expenses	(7,908,672)	(3,915,100)	(3,993,572)	102.00%

Loss from operations	(4,529,676)	(815,356)	(3,714,320)	455.55%

Other income (expenses):
Interest income	560,849	5,837	555,012	9508.51%
Interest expense*	(4,720,716)	(7,207,734)	2,487,018	-34.50%
Income from derivatives**	3,263,206	--	3,263,206	--
Other income, net	42,849	--	42,849	--
Gain on disposal of assets	(2,604)	--	(2,604)	--

Total other expense	(856,416)	(7,201,897)	6,345,481	-88.11%

Net loss	$(5,386,092)	$(8,017,253)	$2,631,161	-32.82%

*For the nine months ended September 30, 2007, interest expense of $4,720,716 includes non-cash accretion of debt discount of $3,407,715 in connection with the Company’s debt.

**For the nine months ended September 30, 2007, income from derivatives of $3,263,206 is non-cash income related to change in Black Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock. The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.  The Company would receive an additional $15 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the nine months ended September 30, 2007, the Company had gross revenues of $9,865,080, an increase of $2,041,542 or 26% over the same nine months of the previous year. The Company realized a $2,533,650 or 68.4% increase in gross revenue from its hot and iced dispensed products.  This revenue growth was fueled by the Company’s record number of new hot and iced dispenser customer placements during the nine months ended September 30, 2007.  The Company placed 2,073 dispensers in the first nine months of 2007 reaching a total of 3,575 installed dispensers.  On an annual basis, the Company anticipates revenue between $3,000 and $6,000 per dispenser.  This growth in core business revenue for the nine month period was offset by a reduction of $1,095,090 or 26.4% in packaged and bulk product revenue.  This reduction was primarily attributable to significant purchases in the first half of 2006 by a customer filling national distribution for a new retail product.

The Company anticipates continued year over year growth in its revenues as it creates new distribution relationships and adds customer dispenser installations for its hot and iced coffee beverages.  The Company recently announced that the leading convenience store industry customer in the United States, 7-Eleven, Inc., is in the process of expanding Javo’s iced coffee program from approximately 780 locations in the Northeast to most stores in its 7,100 United States system.  In addition to 7-Eleven, Inc., the Company sells other national and regional foodservice customers, including:  Compass Group, Speedway-SuperAmerica, ARCO AMPM, Gordon Foodservice, Shamrock Foods, Sysco Foods, US Foodservice, PFG, McLane, Coremark, Wilson Farms, Exxon-Mobil, Irving Oil, Sunoco, Mrs. Fields, Haagen-Dazs, Caribou Coffee and others.  While there is no assurance that any of the Company’s customers will continue or expand in the future, the business potential within this group is substantial since these customers control the product stocking decisions for nearly 30,000 locations.  For some of these customers, the Company is currently in the initial stages of market testing; for others, it has already completed chain-wide expansions.  The Company’s products have been approved by group purchasing organizations including Foodbuy, Amerinet, Consorta, Med-Assets, HPSI and HPS.  Additionally, the Company’s sales force is in active discussions with other potential customers controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the nine months ending September 30, 2007 were $3,080,609 compared to $1,356,384 in the same nine months of 2006, or an increase of $1,724,225 or 127%.  The increase was, primarily, due to the addition of new sales positions and expense related to adding new sales territories in every region of the United States. More specifically, approximately $849,000 of the increase was attributable to additional payroll, benefits, travel and entertainment expenses, approximately $355,000 was attributable to increased marketing and promotion expenses, and approximately $520,000 was attributable to expenditures on promotional materials, tradeshow expenses, printing costs, and sales supplies.  In particular, the Company incurred significant additional expense for the Company’s participation at the National Restaurant Show held in Chicago in May 2007.

The Company anticipates that sales and marketing costs for the remainder of 2007 will increase with the hiring of additional sales staff.  The Company added three sales persons in the first quarter of 2007, two during the second quarter, four during the third quarter and anticipates adding several more during the remainder of 2007.  Management expects that the additional sales staff will generate significant revenue growth in the future and that selling expenses will over time will decline as a percentage of gross sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2007 were $4,828,063 compared to $2,558,716 in the same nine months of 2006. The increase of $2,269,347 or 89% was primarily due to an increase in payroll and benefit costs of $620,000, and non-cash expense for options grants of approximately $603,000, R&D/QA payroll and overhead costs of $83,000, warehouse overhead such as payroll and repairs and maintenance costs of approximately $77,000, an increase in legal, finance and accounting expenses for payroll and outside accounting fees of approximately $368,000, provision for bad debt allowance of $135,200, and an increase in other overhead expenses of $382,800. These cost increases were due in part to expansion of staff, costs for registration of common stock in connection with its senior convertible debt, increases in costs for legal services, auditors, internal control (SOX) consultants and compliance, and improved insurance coverage, including increased limits, reflecting the growth in its operations.

The Company anticipates that general and administration expenses will moderately increase in the remainder of 2007.  In particular, the Company anticipates additional documentation and testing costs for Sarbanes-Oxley Act compliance and auditing fees.

OTHER INCOME/EXPENSES

The Company recorded $(585,416) for the nine months ended September 30, 2007, compared to $(7,201,897) in net other expense for the same quarter in 2006. The reduction in other expense of $6,345,481 or 88% is primarily due to a non-cash derivative income of approximately $3,263,206 reported for re-valuation of Company’s warrants issued in connection with its Senior Convertible Debt and non-cash amortization of debt discount related to the same convertible debt of $3,407,715 offsetting the one time non-cash accelerated interest expense, unamortized loan cost and debt discounts amortization of approximately $5,384,964 recorded in the nine months ending September 30, 2006.

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

NET LOSS

The net loss for the Company for the nine months ended September 30, 2007, was $5,386,092 compared to a net loss of $8,017,253 for the same nine months in 2006, a difference of $2,631,161 or 33%. The difference is primarily the result of the Company recording non-cash other derivative income of $3,263,206, increased interest income offset by the non-cash accretion of debt discount of $3,407,715, and an increase in loss from operations of $3,614,320 for the nine months ended September 30, 2007, reduced by the one-time recognition of accelerated interest expense, unamortized loan cost and debt discounts amortization of approximately $5,384,964 recorded in connection with the conversion of promissory notes to Series B Preferred Stock as of September 30, 2006.

The Company anticipates continued growth of its hot and iced dispenser placements at its current customers and growth through its current customer prospects.  The Company plans include moderate increases in sales, marketing, and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flows from operations since inception through September 30, 2007; it has an accumulated deficit of $47,466,744 million and has consumed cash from operations and financing in excess of $23 million.  It has financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings. The Company anticipates that its current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in remainder of 2007 will provide adequate capital to fund operations, sales growth and any required capital expenditures needs.

The Company currently has 3,575 dispensers serving its products in such locations as 7-Eleven, Compass/Foodbuy, Med Assets, Consorta, Amerinet, and multiple other leading convenience stores, hotel, hospital, health care, card club and casino customers.  The Company’s continues to add distribution centers across the United States currently serves:  Sysco Foods, US Foodservice, Gordon Foodservice, Shamrock Foodservice, PFG, McLane, Core-mark and other broadline and specialty distributors.

The Company used $5,319,847 in cash and cash equivalents in operating activities in nine months ending September 30, 2007, versus $249,436 in the same period in 2006.  The use of cash in the third quarter 2007 was primarily due to an increased loss from operations after non-cash expenses of approximately $4.4 million, increases in trade receivables, prepaid expenses and inventory of approximately $3.2 million, partially offset by increased accounts payable and accrued expenses of approximately $1.4 million and increased interest expense payments of $774,627.

The Company also purchased capital equipment and hot and iced dispensers totaling $2,525,314 during the nine months ending September 30, 2007, of which $372,483 was financed through capital leases.  The Company, in the ordinary course of business anticipates, purchasing additional production equipment and hot and iced coffee dispensers.  These planned capital expenditures, estimated to be $1-2 million, will be funded through equipment financing and from working capital.

The Company made a cash principal payment on promissory notes and senior convertible debt of $888,889 during the nine months ending September 30, 2007.   The Company anticipates the principal and interest payments due on its senior convertible debt for the remainder of the year will be funded by issuance of additional registered shares of its common stock.

FACTORS AFFECTING QUARTERLY PERFORMANCE

The Company has experienced variations in sales from quarter to quarter due to the sales mix of its products and a variety of other factors including consumer buying trends, marketing programs, seasonality and weather; therefore the results of any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.  The Company anticipates significant growth in sales of its hot and iced dispensed products in 2007.  The iced dispensed sales are expected to be greater in the spring, summer and early fall; while the hot dispensed sales are expected to be greater in late fall, winter and early spring.  The Company anticipates some seasonality in its gross revenue and operating results.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123(R), Share-based Payments. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). As of September 30, 2007, the Company had 5,000,000 outstanding employee options or share-based payment awards with market or performance conditions.

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

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Baker, Knapp, Rielly, Hackett and Solomon and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then to be rented to the Company.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction. As of September 30, 2007, the LLC had purchased 891 dispensers at a total cost of $2,150,941.  The Company incurred dispenser rental expense of $182,040 and $69,033 in quarters ended September 30, 2007 and September 30, 2006, respectively.   As of September 30, 2007, the Company owed the LLC $152,040.

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

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be impacted by changes in the price of green coffee.  We enter into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery.   Depending on our demand and the condition of the coffee markets, we will generally make commitments for one to nine months ahead; as of September 30, 2007, we had approximately $279,000 in green coffee purchase commitments.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2007, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in timely fashion material information related to the Company required to be filed in this report.

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

31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on November 6, 2007.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /s/ Cody C. Ashwell
Cody C. Ashwell
Its:    Chairman and Chief Executive Officer

By: /s/ Richard A. Gartrell
Richard A. Gartrell
Its:    Chief Financial Officer