Form 10-K
period 2007-12-31
JAVO BEVERAGE CO INC
filed 2008-03-20
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended:

DECEMBER 31, 2007
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2008 was $79,409,349, based on the last reported sale price of the Company’s Common Stock as of that date, as reported on the Over-the-Counter Bulletin Board quotation system.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 155,294,245 as of February 12, 2008.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer's Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

Statements and information contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements.  These statements can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should," or "anticipates," or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  Forward-looking statements include, but are not limited to, statements regarding our expectations for revenue growth, distribution arrangements and future results of operations.  Assumptions relating to forward-looking statements involve judgments about matters that are difficult to predict accurately and that are subject to many risks, including those identified below under Item 1A under the caption “Risk Factors.”  Readers are cautioned against giving undue weight to forward-looking statements. The Company disclaims any intent to update forward-looking statements.

CORPORATE HISTORY

Javo® Beverage Company, Inc. (the "Company" or "Javo") was originally incorporated in the state of Washington as North West Converters, Inc. on February 9, 1987. In June of 1999, the Company changed its name to La Jolla Fresh Squeezed Coffee Co., Inc. and the Company then acquired the assets of Stephen's Coffee, Inc. and merged with Stephen's Coffee Holding, Inc. On February 22, 2000, the Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to Sorisole pursuant to Rule 12g-3 of the Securities Exchange Act of 1934 and subject to the reporting requirements of the Securities & Exchange Commission. On August 21, 2002, the Company reincorporated from Washington State to the state of Delaware and simultaneously changed its name from La Jolla Fresh Squeezed Coffee Company, Inc. to Javo Beverage Company, Inc.

BUSINESS DESCRIPTION

Javo manufactures and sells concentrated beverage solutions that allow restaurants in the food service industry and food and beverage manufacturers in the retail industry to serve popular new specialty coffees and teas. For food service industry customers, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavors for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts, and flavors.

The Company’s business model is positioned to benefit from current trends in the food service industry.   Consumers have become accustomed to drinking premium coffees and teas discovered in specialty coffee shops.  Restaurants and food service institutions catering to these more sophisticated tastes have learned they must offer a broader, higher quality beverage menu.  Offering specialty beverages is operationally challenging with long preparation times, short shelf lives and high amounts of waste.  Many food service operators have been searching for turnkey beverage solutions that fit their current operating system while meeting their increasingly higher quality standards.  The Company’s specialty coffee and tea programs give its customers a system that is high quality, operationally efficient, and has the cost savings associated with concentrated dispensed juice and soft drinks.

The Company has a growing list of national and regional customers, including: 7-Eleven, Sunoco, BP Products North America, Exxon-Mobil, Haagen-Dazs, Mrs. Fields, Caribou Coffee, Compass Group, Premier Healthcare, Speedway, MedAssets Supply Chain System, US Department of Veterans Affairs, Amerinet, Gordon Foodservice, Shamrock Foods, Sysco Food, and US Foodservice.

The Company’s relationship with 7-Eleven, the leading convenience retailer in the world, has continued to develop over the past year. In 2007, the chain’s iced coffee program, which was supplied by Javo, was expanded to over 750 locations.   In July 2007, Javo signed an agreement to supply premium iced coffee beverages to most of 7-Eleven’s 7,100 locations nationwide. The Company anticipates an expansion by 7-Eleven to additional regions in the U.S. prior to the peak summertime selling season in 2008.

The Company began programs with other large convenience retailers during 2007 and is currently expanding or preparing to expand to additional locations with Sunoco, BP Products North America (am/pm and BP stores), Exxon-Mobil (On the Run) along with other regional chains and independent stores.

The Company’s hot coffee program has recently gained the approval of several large national purchasing organizations, opening up thousands of potential dispensing locations to conversion.   In December 2007, Javo announced that Premier Healthcare, Inc., the largest healthcare group purchasing organization in the United States, awarded Javo a multi-year contract for dispensed beverages. According to the terms of the agreement, Premier will offer Javo specialty hot and iced coffees to its network of 1,700 participating not-for-profit hospitals and more than 49,000 other healthcare facilities nationwide. Premier members will purchase the coffee shop-style beverage concentrates from more than 50 distribution centers across the country.

In December of 2007, Javo announced an agreement with MedAssets Supply Chain System of Alpharetta, Georgia, one of the largest purchasing organizations for food and beverages in the healthcare industry. This relationship gives Javo entry to sell its products in 32,000 facilities nationwide.

Also during 2007, Javo was awarded Prime Vendor status by the United States Department of Veterans Affairs, providing access to more than 250 large VA facilities nationwide. Javo’s first government sector approval provides significant opportunities for sales growth. Some of the Company’s competitors, with foreign sources of supply, are prohibited from participating in contracts by the Berry amendment, which is a federal law that prohibits the distribution of foreign made goods to U.S. military.

In November 2007, the Company announced the extension of its preferred supplier relationship and the addition of iced coffee to its Compass Group Americas Division agreement.  The Americas Division contains the U.S., Canadian and Latin American operating groups of Compass Group, the world’s largest food service company.  Through company-owned members such as Morrison Management, Eurest, Bon Appetit, Chartwells College and University Dining, Restaurant Associates and Creative Host Services, the Compass Group provides food, vending and related services on client premises at thousands of locations.

The Company also enhanced its competitive position during 2007 with the introduction of new product lines and flavor extensions to existing programs.  The Company is very proud to have launched the industry’s first-ever dispensed coffee certified as both fair trade and organic to its line of on-demand hot beverages, as well as a new line of health and wellness teas under the brand Fit+™.  Other flavors added this year include Caramel Latte, Hazelnut Latte, Green Tea Latte, Chai Tea Latte and Horchata Rice Drink.

PRODUCTS

Javo is an innovative leader in the manufacture of coffee and tea dispensed beverages, drink mixes and flavor systems. The Company employs a proprietary brewing technology to produce fresh brewed coffees and teas that are flavorful, concentrated and stable.  At a time when coffee shop-style beverages are proliferating to a growing number of the estimated 2.5 million food service locations in the United States, Javo’s unique production capabilities have equipped it to offer its customers the opportunity to serve specialty beverage programs for hot “on- demand” coffee and for specialty dispensed iced coffee and tea, but without the need to install and learn a barista-style operating system.

Javo addresses the needs of high-volume food service operators such as hospitals, casinos, hotels, sports parks, universities, military bases and caterers who are challenged to serve consistent, high quality coffees and teas, with a variety of beverage concentrates that may be conveniently dispensed “on-demand” from equipment similar to fountain juice and soda machines.  Javo coffee and tea concentrates arrive to the operator in refrigerated bag-in-box packages ready for loading into dispensers that once installed, create recurring revenue for Javo.  Javo’s hot coffee program offers nine proprietary varieties with a concentration level as strong as 45 parts water to 1 part coffee extract including Fair Trade Organic French Roast, French Roast, 100% Colombian and Colombian House Blend in both regular and decaffeinated varieties.  The Company’s specialty iced coffee and tea product line offers ten unique flavors with concentration levels as high as 7 to 1.  The most popular selections in this product line include Mocha Latte, French Vanilla Latte, Caramel Latte, Hazelnut Iced Coffee, 100% Colombian Iced Coffee, Horchata Rice Drink and Lemonade Green Tea.

For other food service operators and specialty coffee shops that have expanded their beverage menus to serve increasingly popular specialty iced coffee and tea flavored beverages, Javo offers a line of packaged beverage syrups and flavors that quickly and easily prepare complex, value added drinks without the requirement of expensive brewing equipment or highly trained staff.  Varieties offered include:   Mocha Iced Blended, French Vanilla Iced Blended and Chai Iced Blended beverages.

Javo enables food and beverage suppliers to the retail industry to better align their coffee and tea flavored products to the elevated quality standards of today’s consumer by supplying bulk flavor systems for institutional customers. Javo’s coffee and tea flavors are ideal for these applications since they are freshly brewed, all natural, and highly concentrated.  The Company’s proprietary brewing process uses only water and avoids the punishing heat of other extraction methods that de-stabilize the flavor system prior to its use in packaged drink, ice cream, yogurt, or confectionary applications.

DISTRIBUTION

The Company distributes its products through multiple, well established food distribution methods.  Javo's dispensed on-demand coffee and iced coffee and tea beverages utilize broad line food service distributors that supply a complete range of food, beverage, and consumables to food service operators.  The Company continues to expand the number of national and regional distributors established to deliver its beverage concentrates to restaurants in the United States; its products are already stocked at many distribution centers operated by Sysco , US Foodservice, Gordon Foods, Shamrock Foods, McLane, Core-mark and other broad line and specialty distributors.  These distributors purchase Javo’s products, manage inventories, process orders and deliver products as needed by the Company’s food service customers.  In the case of chain restaurant operators, designated captive distribution providers operate in a similar fashion.  Javo supplies its industrial flavor systems to its food and beverage manufacturing customers by shipping bulk extracts directly to the food processing location.

SALES AND SERVICE ORGANIZATIONS

Javo employs a national sales force to communicate and demonstrate its product value propositions to restaurants, institutional food service operators and food distributors.  The Company directed a major expansion of its sales capabilities in 2007 to better compete for national coffee and tea contracts.  This investment proved to be timely and effective as the Company added a number of important new national and regional food purchasing organizations to its customer group in 2007, including: Premier Healthcare, US Department of Veterans Affairs, Med-Assets and VGM.  In many cases, Javo receives sales assistance from its distributors, equipment suppliers and partner brands in initiating sales efforts.

Javo’s service organization manages all aspects of its equipment program, including: installations, asset tracking, emergency service, and preventive maintenance.  To supplement its capabilities, Javo frequently employs contract service partners to install and perform preventative maintenance on dispensing equipment.

COMPETITION

Hot On-Demand Coffee

Javo has several significant direct competitors for its dispensed hot coffee business in the United States, the largest being Douwe Egberts® Coffee Systems, a division of Sara Lee Corporation.  Douwe Egberts originated in Europe where the market for dispensed coffee is more established and sales are more than three times those of the United States.  Douwe Egberts’ products are frozen at the point of manufacture, shipped frozen to its distribution facilities and thawed prior to use in its proprietary dispensers at food service locations. Sara Lee owns approximately 80% of the market for dispensed coffee systems in the United States, due in large part to the fact that it was for many years the only available product of its type.  Douwe Egberts’ competitive strength lies in its size, financial resources and long history in the coffee business.  Despite these advantages, Javo has established its ability to compete favorably on quality, ease of use, variety of flavor offerings and reliability of service.

Nestle S. A. (Nescafe®), Kraft Foods (Maxwell House®) and Coca Cola (Juan Valdez®) have also relatively recently introduced competing liquid coffee concentrate products in the food service market.  While each of these companies has significantly larger financial resources and brand awareness generally, management believes that each has distinct disadvantages compared to Javo in product quality, features of their dispensing systems, and equipment service.  Javo’s dispensed coffees are typically priced favorably as compared to major competitors’ products. Even though these companies are likely to dedicate substantial resources toward the launch of their new products, an estimated 97% of the coffee market in the United States still utilizes traditional roast-and-ground preparation, which means that there remains a large potential market for conversion to a dispensing format offering high quality “on demand” coffee, such as that offered by Javo.

Most competitors offer either frozen products (in order to overcome extract shelf-life and stability limitations) or ambient, “shelf stable” products that rely on more aggressive processing and preservatives to maintain their shelf life.  Management believes that its ability to offer freshly produced, refrigerated extracts gives it a competitive advantage a market for on-demand coffee that is increasingly quality and flavor conscious.

Specialty Iced Coffee and Tea Beverages

Javo is a market leader in the sales and development of concentrated, dispensable specialty iced coffees and teas for convenience-oriented retailers in the United States, such as 7-Eleven stores.  Several competitors, including Sara Lee Corporation, are stepping into the growing market for dispensed iced coffees with single strength systems that do not compare favorably with Javo’s offering because they require more frequent and relatively cumbersome product changes. These competitors often contract with other manufacturers to sell existing products under their own brand.  These manufacturers are generally not vertically integrated in extraction or use very rudimentary extraction methods resulting in, management believes, a sacrifice to product quality or concentration level or both. Javo’s in-house extraction technology and ability to concentrate its beverage system gives it quality, in-dispenser shelf life, and pricing advantages in the marketplace compared to its primary competitors.

The Company's specialty iced coffee and tea beverage mixes have a small and fragmented group of direct competitors, the largest of which is Kerry Foodservice (Jet Tea®, Oregon Chai® and other brands).  Javo’s iced coffee concentrates are unique, and in the opinion of management, have no competitors that are able to match our product’s quality, preparation ease and concentration level.  Javo’s packaged coffee and tea mixes compete broadly with a variety of syrups and powdered mixes that have traditionally been used to prepare specialty coffee drinks.

Bulk Ingredient Extracts

Javo has no known large, direct competitors offering bulk liquid coffee and tea concentrates and flavor systems comparable to Javo’s. The food and beverage industry has typically relied upon heavily flavored and heat-processed ingredients from industrial suppliers.  Unlike many other food industry flavors, coffee and tea products are difficult to process and deliver in a stable system that does not sacrifice flavor quality in the finished retail product.  Javo’s high quality, flavorful coffee and tea concentrates work extremely well in flavoring new consumer products that are attempting to feature the unique, refined flavors coming out of the specialty coffee industry.

OPERATIONS

Javo operates a 40,000 square foot facility in Vista, California near San Diego, that houses all of its operations including its corporate office and manufacturing infrastructure.  This facility has historically received coffees and teas and extracted them for its various food service products.  During 2007, Javo upgraded and expanded key aspects of its manufacturing capabilities.  Specifically, the Company expanded its in-house roasting capacity and integrated the thermal processing and packaging of iced coffees and teas.  These initiatives, which have continued during 2008 are expected to significantly improve product quality, expand manufacturing capacity, and reduce costs.  Javo uses, as necessary, off-site distribution and storage facilities as well as third-party co-manufacturers to produce products in specialty processing and packaging formats.

The Vista facility also houses the research and development laboratory where the Company performs product design and formulation work both for its own products and for those of its customers.  In 2007, Javo enhanced its ability to customize and improve the quality of coffee and tea products with the addition of food scientists and product development professionals.

SEASONALITY

Sales of hot and iced dispensed products are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes for iced dispensed products and the first and fourth calendar quarters the highest sales volumes for hot dispensed products.  In 2008, Javo anticipates that growth in the sales of iced dispensed products will exceed growth in hot dispensed products.

INTELLECTUAL PROPERTY

Javo has developed and owns intellectual property in the areas of manufacturing, new product development, and product branding.  Most importantly, the Company has developed what it believes is a new and novel method of extracting coffee and tea.  This process produces concentrated extracts that combine excellent flavor, purity, stability, and yield on a commercial scale allowing the Company to offer concentrated products that meet demanding quality expectations.  Javo’s research and development department has developed a library of products around this extraction technology that include proprietary bean blends, flavors, and stability systems in a variety of dispensed and non-dispensed platforms.   Javo relies on trade secret protection rather than patents to protect its extraction technology.  While properly managed trade secret protection has certain advantages, competitors could independently develop similar processes and products, which could result in the loss of a competitive advantage. The Company also owns certain trademarks, including Javo®, that are registered with the United States Patent and Trademark Office.  The Company continues to expand and refine its branding as it develops new variations of its logo and trade dress for its new product lines.

GREEN COFFEE COST AND SUPPLY

The Company utilizes outside brokers for its supply of un-roasted, or “green,” coffees.  Coffee is the world’s second largest traded commodity and its supply and price are subject to volatility and cyclical swings in commodity markets, based on supply and demand and other market forces.  In addition, a number of other factors, such as pest damage and weather-related crop failure could cause coffee prices to climb.  Sustained coffee cost increases are typically passed on to customers through price increases.  World production of the commercial grade coffees the Company generally uses is currently on the rise.   The Company typically makes forward commitments to ensure timely supply and more stable pricing.

EMPLOYEES

As of February 25, 2008, the Company employed 55 full-time employees. The Company also uses outside consultants, brokers and other independent contractors from time to time.  A modest number of additional employees in sales, manufacturing and other areas are planned during 2008 in response to the Company’s anticipated growth.  None of its employees are represented by a union and the Company believes its employee relations to be generally good.

GOVERNMENT REGULATION

The Company’s facility, operations and products are subject to various laws and regulations relating to health and safety and environmental issues. The operations of its in-house roaster are subject to various air quality and environmental laws and its products are subject to various laws and regulations to ensure food safety.  While the Company believes that its operations are compliant with these laws, a finding of non-compliance could potentially interfere with the Company’s operations.

AVAILABLE INFORMATION

The Company files annual and quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The public may read and print any materials that Javo Beverage Company files with the SEC through links to those filings on its website www.javobeverage.com, under Investor Relations – SEC Filings or directly through the SEC at www.sec.gov.

ITEM 1A.  RISK FACTORS

In addition to the other information in this report, you should carefully consider the following risks.  If any of the following risks actually occur, the Company’s business, financial condition and/or operating results could be materially adversely affected.  The risk factors summarized below are not the only risks Javo faces.  Additional risks and uncertainties not currently known to the Company or that we currently deem to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

The Company may not be able to retain or hire key personnel.

To operate successfully and manage potential future growth, the Company must attract and retain qualified managerial, sales, and other personnel. We face competition for and cannot assure that we will be able to attract and retain such qualified personnel. If Javo loses its key personnel or is unable to hire and retain additional qualified personnel in the future, its business, financial condition and operating results could be adversely affected.

Certain terms of the Company’s securities and investor agreements could require significant cash payments by the Company in certain circumstances that could materially adversely impact the Company.

The Company’s senior convertible promissory notes and Series A, B and C warrants, as well as the securities purchase agreement and registration rights agreement associated with the sale of these securities, contain various provisions that protect the interests of the holders of these securities in a manner that may be adverse to our Common Stock holders. For example, in an event of default as defined in the notes, the Company could be required to redeem the remaining balance of the notes at a premium based on a formula that assigns a market value to the securities into which the remaining principal balance is convertible. The total cost of any such cash redemptions could be significantly higher than the actual remaining principal balance amount. In addition, other provisions provide other cash penalties, payments and valuation discounts in the event of failures by the Company to satisfy certain obligations, including, for example, to make timely cash payments or delivery of shares when due. The penalties under these agreements, particularly market valued redemptions of the remaining note, could materially adversely impact the Company.

The Company has never been profitable and may need to obtain additional funding to enable it to continue to execute its business plan.

The Company has never been profitable and management’s current business plans rely on growth in future revenue to supplement the Company’s liquid assets. There can be no assurance that the Company will achieve additional revenue growth, reach profitability or find additional capital to fund ongoing operations, if needed. If additional funds are required and not available, the Company may be required to curtail operations or to seek funds on unfavorable terms.

Certain terms of the Company’s senior convertible promissory notes and Common Stock warrants could result in other security holders suffering potentially significant dilution.

The Company’s senior convertible promissory notes and Series A, B and C warrants contain terms that could result in adjustments to the conversion and exercise prices applicable to these securities. For example, assuming that the Company’s stock traded at $0.61 throughout the entire term of the note (i.e., just above the floor price at which the Company may issue shares in satisfaction of installment payments due under the note) and assuming that the Company had made every principal and interest payment in shares Common Stock at the applicable 15% discount to such $0.61 price, then approximately 47,773,144 million shares of Common Stock would be issued as principal and interest payments, excluding potential issuances relating to the warrants. The exercise price of the warrants and the number of shares that can be acquired on exercise can also be adjusted if we sell shares of Common Stock at prices below certain levels. These terms of the promissory note and warrants could result in significant additional dilution to our holders of Common Stock and would not result in any additional proceeds to the Company.

The Company depends on access to commodity goods and services at competitive prices and access to co-manufacturers, distributors and dispenser manufacturers. The Company also currently houses its principal manufacturing operations in one location, which would result in at least a temporary cessation of its production in the event of a catastrophic disaster.

As the Company grows, it must be able to obtain at competitive prices substantial amounts of certain green coffee beans and manage roasting and grinding costs. Commodity agricultural goods such as coffee can and do experience significant fluctuations in availability and prices, which could in turn cause significant interruptions in the manufacturing output and sales of the Company. Typically these additional costs are passed through to customers as price increases. Additionally, the Company uses the services of outside distributors and dispenser manufacturers as well as contract manufacturing providers to produce certain of its products that require particular processing and manufacturing infrastructure not in place at the Company’s facility. While there are multiple providers of such services, the unanticipated cessation of the services of such providers could disrupt the Company’s production and revenues and the expansion of the Company’s revenues will rely, in part, on the ability of these providers to accommodate growth. Moreover, the Company also currently houses its principal manufacturing operations in one location. In the event of a catastrophic disaster, such as complete destruction of the Company’s Vista plant by fire or earthquake, particularly in light of the Company’s increasing production volume, the Company’s manufacturing operations would be at least temporarily halted during implementation of the Company’s disaster recovery plan. Such a cessation of manufacturing could materially and adversely impact the Company.

The Company is in a very competitive industry.

Competition to provide coffee products is intense and Javo expects the competition to increase. There can be no assurance that other products that are functionally equivalent or similar to the Company’s products have not been developed or are not in development. Javo expects that there are companies that may have developed or are developing such products. As a result of their size and breadth, certain of the Company’s competitors have been able to establish managed contract accounts by which they gain a disproportionate share of users for their products. While such managed accounts can present significant competitive barriers, the Company’s recently achieved national scope has limited the negative impact of such accounts. Additionally, Javo cannot always anticipate consumer trends, which influence demand for its products. Future results will depend, in part, upon our ability to develop and offer products that capture the opportunities within these trends. There is no assurance that consumers will continue to purchase the Company’s products in the future or that it will be able to anticipate market demands or trends. Javo may also be unable to penetrate new markets.  If its revenues decline for any of these reasons, the Company’s financial condition and operating results will be adversely affected.

The Company relies on a relatively new and proprietary extraction process.

The Company has developed what it believes is a novel method of extracting roasted, ground coffee and tea into a liquid concentrate. The Company also believes that it derives a competitive advantage versus other liquid concentrate manufacturers from the quality of concentrate that this process produces. The Company currently relies on trade secret protection to prevent others from using this process. Trade secret protection is only as effective as the Company’s ability to keep the essential and material aspects of its process secret using contractual and physical measures. There is no guarantee that the Company’s efforts in this regard can or will prevent a competitor from obtaining the Company’s secrets or from independently developing the same or similar process.

The Company is subject to various laws and regulations and from time to time may be party to litigation with third parties. The violation of such applicable laws and regulations or the unfavorable outcome of such litigation could materially and adversely affect the Company.

The manufacture, sale and distribution of Javo products are subject to various federal, state and local laws and regulations. The Company’s status as a reporting public company subjects it to various laws and regulations and it is subject to various accounting, tax and other laws and regulations. New laws and regulations may also be instituted in the future that could apply to the Company. Failure to comply with such laws can result in fines and other penalties. For example, if a regulatory authority deemed that a product or production run was not in compliance with applicable laws or regulations, the Company could be fined or may have to institute a recall of such product. The application of new laws and regulations and fines and other penalties relating to noncompliance with laws and regulations could adversely affect the Company’s financial condition and operations. Moreover, the Company could be party to litigation, whether based on contract claims, product liability or otherwise that could result in significant liability for the Company and adversely affect our financial condition and operations.

Trading volume in the Company’s securities is limited and sporadic.

The Company’s Common Stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “JAVO.” While currently there is an existing limited and sporadic public trading market for the Company’s securities, the price paid for the Company’s Common Stock on the Over-the-Counter market and the amount of stock traded are volatile. There can be no assurance that these markets will improve in the future.

The Company’s stock price is subject to volatility.

The Company’s Common Stock price has experienced and is likely to experience significant price and volume fluctuation in the future. Such fluctuations could adversely affect the market price of the Common Stock without regard to its operating performance. In addition, management believes factors such as the ability to generate sales as well as other factors could cause the price of the Company’s Common Stock to fluctuate significantly.

Additionally, because Javo records certain securities as variable instruments, movements in the stock price from quarter to quarter can result in the recording of significant non-cash revenues or expenses, which are unrelated to our operating performance.  In 2007, we recorded non-cash derivative income of $5.1 million as a result of a falling stock price. This derivative income is solely an accounting artifice and does not reflect real operating revenue. Significant future movements in our stock price are likely to result in our recording significant gains or losses on these instruments.

The Company expects significant growth and will face challenges in managing this growth.

The Company has historically been a small organization with resources for only limited production, sales and marketing and administration. The Company expects to experience significant growth in sales in fiscal 2008 and anticipates the need to scale up its production, sales, and marketing functions and general administration capabilities. If the Company does not manage growth well, it may lose sales or damage customer relationships, which could negatively affect its results and long-term prospects.

The Company’s customer contracts generally do not provide for guaranteed sales levels and we may not realize the expected revenues from any given contract.

The majority of the Company customer contracts, including its contracts with 7-Eleven, the US Department of Veteran Affairs and Premier Healthcare establish only the general terms and conditions of the customer relationship. Because these contracts do not contain minimum purchase requirements, Javo cannot be certain that we will actually realize the expected sales levels under these agreements.  The Company qualifies its customers prior to installation of dispensers and reserves the right to remove and place dispensers in other customer locations.  However, the Company cannot be certain that we will actually achieve its targeted levels of revenue growth in future periods.

Additional capital to fund growth and continuing operations is not assured.

If the Company expands more rapidly than currently anticipated, or if its working capital needs exceed current expectations, then it may need to raise additional capital through public or private equity offerings or debt financings. Future capital requirements depend on many factors including its dispenser acquisitions, manufacturing, research and development and sales and marketing activities. The Company does not know whether additional financing will be available when needed, or will be available on terms favorable to it. If the Company cannot raise needed funds on acceptable terms, it may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent the Company raises additional capital by issuing equity securities, its stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing Common Stock.

The Company has not paid dividends to its common stock stockholders in the past and does not anticipate paying dividends to its common stock stockholders in the foreseeable future.

The Company has not declared or paid cash dividends on its Common Stock. The Company presently intends to retain all future earnings, if any, to fund the operation of its business, and therefore the Company does not anticipate paying dividends on Common Stock in the foreseeable future.

The Sarbanes-Oxley Act requires, among other things, the Company to maintain effective disclosure controls and procedures and internal control over financial reporting.

The Company believes that it is in compliance with the requirements of the Sarbanes-Oxley Act having implemented internal financial and accounting controls and procedures as well as ongoing internal and external testing and management assessments of the effectiveness of its internal control over financial reporting.  However, interpretations and implementation requirements under The Sarbanes-Oxley Act are continually subject to change.  As a result, failure on its part to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act could result in the loss of investor confidence in the reliability of its financial statements, potentially causing the market value of the Common Stock to decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Javo's facilities, including its principal executive offices are located in Vista, California in San Diego County. The Company entered into a seven-year lease of an approximately 40,000 square foot building on June 30, 2002. The Vista facility houses Javo's entire operations.  In January 2008, the Company rented on a month-to-month basis additional warehouse space near its Vista facility to store certain raw materials used in production.

ITEM 3.  LEGAL PROCEEDINGS

At the present time, the Company has no material pending legal proceedings.  However, from time to time, the Company may become involved in various litigation matters arising out of the normal conduct of its business, including litigation relating to commercial transactions, contracts, employment disputes and other matters. In the opinion of management, the final outcome of any such litigation will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "JAVO." The reported highest and lowest prices for the Common Stock for each quarter as reported by the NASDAQ OTC Bulletin Board are shown below for the last two fiscal years and for the portion of the first quarter of the fiscal year 2008 as shown below. These quotations represent prices between dealers and do not include retail markup, markdown or commission nor do they necessarily represent actual transactions.

2006	High	Low
First Quarter	$0.54	$0.25
Second Quarter	$2.38	$0.42
Third Quarter	$2.31	$1.32
Fourth Quarter	$1.90	$1.28

2007
First Quarter	$1.41	$0.81
Second Quarter	$1.61	$1.07
Third Quarter	$1.48	$0.91
Fourth Quarter	$1.23	$0.69

2008
First Quarter (through February 20, 2008)	$0.88	$0.52

The Company’s preferred stock and debt securities do not trade on a public exchange.

SHAREHOLDERS

As of December 31, 2007, the Company had more than 500 holders of record of its Common Stock and 153,378,797 shares of Common Stock outstanding.  In addition the Company had approximately 160 holders of record of its Series B Preferred Stock and 1,952,683 shares of its Series B Preferred Stock outstanding.

DIVIDENDS

The Company has never declared a dividend to its Common Stockholders and does not expect to declare any dividends in the foreseeable future.

In July 2007, the Company issued 177,517 shares of Series B Preferred Stock as payment in kind for a $1 dividend per share to the holders of the Series B Preferred Shares.  The issuance increased the shares of Series B Preferred shares outstanding to 1,952,683.

STOCK PERFORMANCE GRAPH

The above stock performance graph compares the change in value of a $100 investment in Javo Beverage Company, Inc., and an assumed $100 investment in indexes for Dow Jones Beverages Index and Standard and Poors Small  Cap Index at the end of 2002 and each year end through December 2007.

ITEM 6.  SELECTED FINANCIAL DATA

The table below shows selected financial data for the Company’s last five fiscal years as indicated and quarterly data for the last two fiscal years.   The Company’s fiscal year ends on December 31 of each year.  There were no dividends paid to Common Stockholders during the past four years.  Certain prior year amounts have been reclassified to conform to current year presentation.  The data presented was derived from its audited financial statements and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of the Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K for the relevant period.

	2007	2006	2005	2004	2003
	(In thousands $)
Gross revenue	12,559	10,322	6,200	2,084	662
Gross profit	4,054	3,510	2,093	688	447
Loss from Operations	(7,105)	(2,804)	(2,032)	(2,922)	214
Net loss	*(7,449)	**(9,926)	(4,844)	(4,855)	(6,251)
Total assets	18,382	21,175	4,579	4,556	4,501
Warrant liability ***	2,389	7,532	--	--	--
Debt obligations – net of debt discounts	9,414	8,609	12,192	8,860	6,705
Stockholders’ equity/(deficit)	152	3,042	(8,873)	(5,053)	(3,621)
Loss per share	$(0.05)	$(0.07)	$(0.03)	$(0.03)	$(0.05)

* The 2007 Net Loss includes non-cash option compensation expense of $964 thousand and depreciation and amortization expense of $5.2 million.  Approximately $4.5 million of this $5.2 is reported in interest expense and was for accretion of debt discount/premium. In addition it includes non-cash derivative of income of $5.1 million.

**The 2006 Net Loss includes a one-time expense of $5.3 million in connection with the conversion of $13.75 million in promissory notes and related accrued interest of $4.0 million into Series B Preferred Stock and depreciation and amortization expense of $5.385 million, as well as non-cash derivative income of $405 thousand.

***The Warrant liability represents the fair value of warrants to purchase 7,195,844 shares of the Company’s Common Stock, which is recorded as a derivative liability. The fair value of the warrants was determined using the Black Scholes Valuation Model. The warrants have strike prices from $1.79 to $2.24 per share.  The Company would receive an additional $14.9 million in equity capital if these warrants were exercised at the current strike prices.  The warrants expire on December 2011, if not exercised.

Summarized quarterly financial information for 2007 and 2006 follows (in thousands):

	First	Second	Third	Fourth	Total

2007 quarterly
Net sales	2,748	3,195	3,922	2,694	12,559
Gross profit	1,105	989	1,114	846	4,054
Loss from operations	(563)	(2,183)	(1,784)	(2,575)	(7,105)
Net income/(loss)	409	(5,668)	(127)	(2,063)	(7,449)
(Loss) per share	$0.01	$(0.04)	$(0.00)	$(0.01)	$(0.05)
2006 quarterly
Net sales	2,338	3,178	2,308	2,498	10,322
Gross profit	829	1,262	941	478	3,510
Loss from operations	(315)	(67)	(434)	(1,988)	(2,804)
Net income/(loss)	(1,154)	(6,154)	(709)	(1,909)	(9,926)
(Loss) per share	$(0.01)	$(0.04)	$(0.01)	$0.01)	$(0.07)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.

Overview

The Company is a manufacturer of coffee and tea concentrates, drink mixes, and flavor systems serving the food service, food and beverage manufacturing, and retail industries. Javo employs proprietary brewing technology to produce fresh brewed coffees and teas that are flavorful, concentrated and stable and offers a variety of beverage concentrates that may be dispensed on-demand from equipment similar to fountain juice and soda dispensers.  The Company’s coffee and tea concentrates arrive at the operator in refrigerated bag-in-box packages ready for loading into dispensers that serve hot and over-ice beverages on an as-needed basis.  For food service industry customers, it combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage manufacturers and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

Comparative Summary of GAAP Income Statements

The following is a comparative table of income statements for years ended December 31, 2007, 2006, and 2005.  Below is a discussion and analysis of the period-over-period changes. Certain prior year amounts have been reclassified to conform to current year presentation.

				Change
Income Statements	2007	2006	2005	2007 to 2006		2006 to 2005

Net sales	$12,559,132	$10,321,655	$6,200,327	$2,237,477	21.7%	$4,121,328	66.5%
Cost of sales	(8,504,863)	(6,811,319)	(4,107,634)	(1,693,544)	24.9%	(2,703,685)	65.8%
Gross profit	4,054,269	3,510,336	2,092,693	543,933	15.5%	1,417,643	67.7%

Operating expenses:
Selling and marketing	(4,687,083)	(2,408,265)	(1,245,971)	(2,278,818)	94.6%	(1,162,294)	93.3%
General and administrative	(6,472,440)	(3,906,004)	(2,879,022)	(2,566,436)	65.7%	(1,026,982)	35.7%
Total operating expenses	(11,159,523)	(6,314,269)	(4,124,993)	(4,845,254)	76.7%	(2,189,276)	53.1%

Loss from operations	(7,105,254)	(2,803,933)	(2,032,300)	(4,301,321)	153.4%	(771,633)	38.0%
Other income (expenses):
Interest income	673,597	28,963	17,720	644,634	2225.7%	11,243	63.4%
Interest expense	(6,200,874)	(2,162,999)	(2,855,638)	(4,037,875)	186.7%	692,639	-24.3%
Accelerated interest expense	--	(5,384,964)	--	5,384,964	-100.0%	(5,384,964)	--
Other income	46,297	--	26,070	46,297	--	(26,070)	-100.0%
Income from derivatives ***	5,143,156	404,721	--	4,738,435	1170.8%	404,721	--
Gain/(loss) on disposal of assets	(5,858)	(7,860)	--	2,002	-25.5%	(7,860)	--

Total other expense	(343,682)	(7,122,139)	(2,811,848)	6,778,457	-95.2%	(4,310,291)	153.3%

Net loss	$(7,448,936)	$(9,926,072)	$(4,844,148)	$2,477,136	-25.0%	$(5,081,924)	104.9%

Non-GAAP – Earnings (Net Income) before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA is defined as net income plus income tax expense, net interest expense, and depreciation and amortization expense. EBITDA is considered a non-GAAP financial measure. The Company believes that EBITDA is an important measure of its performance and is a useful supplement to net income and other income statement data. It believes EBITDA is useful to management and investors in comparing its performance to that of other companies in its industry, since it removes the impact of (a) differences in capital structure, including the effects of interest income and expense, (b) differences among the tax regimes to which it and comparable companies are subject and (c) differences in the age, method of acquisition and approach to depreciation and amortization of productive assets. However, because other companies may calculate EBITDA differently than the Company does, it may be of limited usefulness as a comparative measure. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect the Company’s cash expenditures, or future requirements, for capital expenditures or contractual commitments, (b) EBITDA does not reflect changes in, or cash requirements for the Company’s working capital needs, (c) EBITDA does not reflect the interest expense, or the cash requirements necessary to service the Company’s principal payments, on our debt, (d) EBITDA does not reflect income taxes or the cash requirements for any tax payments, and (e) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

The following is a reconciliation of EBITDA to net income
	2007	2006	2005
GAAP Net Loss	$(7,448,936)	$(9,926,072)	$(4,844,148)

Non-GAAP Net Loss
Added non-cash (income)/expense
Depreciation and amortization and accretion of debt discount and other costs	*5,205,898	2,415,581	1,889,966
Non-cash option expense	**964,347	--	--
Derivative (income)/expense	***(5,143,156)	(404,721)	--
Accelerated interest and discount converted to preferred stock	--	5,384,964	--

Non-GAAP Loss (EBITDA)	$(6,421,847)	$(2,530,248)	$(2,954,182)

* The 2007 Net Loss includes non-cash option compensation expense of $964 thousand and depreciation and amortization expense  of $5.2 million.  Approximately $4.5 million of this $5.2 is reported in interest expense and was for accretion of debt discount/premium. In addition it includes non-cash derivative of income of $5.1 million.

**The 2006 Net Loss includes a one-time expense of $5.3 million in connection with the conversion of $13.75 million in promissory notes and related accrued interest of $4.0 million into Series B Preferred Stock and depreciation and amortization expense of $5.385 million, as well as non-cash derivative income of $405 thousand.

***The Warrant liability represents the fair value of warrants to purchase 7,195,844 shares of the Company’s Common Stock, which is recorded as a derivative liability. The fair value of the warrants was determined using the Black Scholes Valuation Model. The warrants have strike prices from $1.79 to $2.24 per share.  The Company would receive an additional $14.9 million in equity capital if these warrants were exercised at the current strike prices.  The warrants expire on December 2011, if not exercised.

REVENUES

In 2007, the Company achieved gross revenues of $12.6 million, an increase of $2.24 million, or 22% growth, over 2006.  The Company increased sales of its hot and iced dispensed coffee by 59% in 2007 over 2006.  This increase was primarily the result of its ability to install additional dispensing locations, which increased from 1,500 at the end of 2006 to 4,300 at the end of 2007.  Each installed dispenser generates an estimated $3,000 to $6,000 in annual gross revenue per year and the Company’s historical dispenser turn over rate has been less than 2% per annum.  The Company’s non-dispensed revenue decreased by 14% in 2007 over 2006, the reduction primarily the result of lower bulk ingredient sales.  The Company expects its non-dispensed revenues in 2008 will be at or slightly above its 2007 sales level.

For 2006, the Company achieved record revenues of $10.3 million, an increase of $4.1 million or 67% over 2005. The Company increased sales in each of its product categories: hot-dispensed, iced-dispensed, syrups and mixes and ingredients.

With expected growth in revenues in 2008 related to greater iced coffees sales, the Company will see continued seasonality in its quarterly gross sales as iced coffee sales are higher in the 2nd and 3rd quarters and hot coffee sales are higher in the 1st and 4th quarters of the year.

GROSS PROFIT AND GROSS PROFIT MARGIN

In 2007, the Company’s gross profit increased to $4.1 million up from $3.5 million in 2006 or an increase of 16%.  The increase was primarily due to increased sales in 2007.  Gross profit margin declined by 1% from 34.0% in 2006 to 33% in 2007. The reduction was primarily due to increased costs for freight as it expanded nationally and to increased costs for roasted coffee.

For 2008, we expect that gross profit margins will improve several percentage points.  In 2007, the Company invested in in-house roasting, processing and packaging infrastructure, which will reduce the cost of production of its products and should improve margins in 2008.

In 2006, the Company’s gross profit increased to $3.5 million up from $2.1 million in 2005, or an increase of 67%. The increase was primarily due to increased sales in 2006.  Gross profit margin in 2006 increased slightly to 34.0% from 33.7% in 2005.  This increase was primarily due to changes in the sales mix.

SELLING AND MARKETING EXPENSES

In 2007, the Company increased sales and marketing expenses significantly over 2006 by building a national sales force, expanding sales prospects through agreements with major convenience store chains, group purchasing organizations and broad line and specialty distributors.  The Company anticipates in 2008 and beyond its sales and marketing expense will significantly reduce as a percentage of its gross revenue.  Actual sales and marketing expenses in 2008 will increase modestly with the addition of a small number of sales and sales operations personnel and with the increase in variable marketing expenses such as commissions, marketing, and promotion expense.  The Company increased selling and marketing expenses in 2007 to compete for and take advantage of the expanding opportunities with national coffee contracts.

Selling and marketing expenses for 2007 were $4.68 million compared to $2.40 million in 2006, or an increase of 94.6%.  These increases were the result of increased sales expenditures and the addition of sales professionals with their related expenses. More specifically, approximately $854,000 of the increase was due to an increase in sales and marketing payroll expenses, $129,000 was attributable to related travel and entertainment expenses, $605,000 was attributable to increased marketing expenses, $292,000 was attributable to expenditures on promotional materials, $201,000 on tradeshow expenses and $198,000 on other sales expenses.   These increased expenses position the Company to take advantage of new customer opportunities, expanded national distribution and expansion of sales within our current customer base.

Selling and marketing expenses for 2006 were $2.40 million compared to $1.24 million in 2005. The increase of $1.16 million or 93.3% is primarily attributed to an increase in sales and marketing payroll expenses of $491,000, an increase in travel and entertainment expenses of $197,000, an increase in marketing expenses of $441,000, an increase of $136,000 attributable to marketing and promotional materials, an increase in tradeshow expenses of $28,000 and an decrease of $130,000 for other sales costs. The increases include additional variable commission and marketing allowance due to greater sales and the cost of identifying and developing further national distribution opportunities.

GENERAL AND ADMINISTRATIVE EXPENSES

In 2007, the Company increased general and administrative expenses to prepare for anticipated growth in 2008 with the addition of key support personnel and systems improvements.   Included in the increase were expenses related to efforts in investor relations.  Javo hired an outside investor relations firm and participated in non-deal road shows. The Company paid bonuses and made deferred compensation option grants to key executives.

General and administrative expenses for 2007 were $6.47 million compared to $3.90 million in 2006, the increase of $2.57 million or 66% was primarily due to an increase in executive expenses for payroll and benefits of $1.6 million which included non-cash option expenses of $960,000 and benefits, and bonuses of $640,000 and, an increase in other general and administrative expenses of $969,000. The increase also included an increase in overhead, warehouse and quality control expenses of $50,000, an increase in outside investor relations consultant fees and expenses of $103,000,  increased accounting, auditing and SEC and Sarbanes-Oxley compliance fees and expenses of $274,000, increased dispenser lease costs of $346,000, and an increase in depreciation expense of $196,000.  Cost increases included expansion of basic staff and services and increases in costs for legal, auditors, internal control consultants and improved insurance coverage reflecting the growth in sales.

General and administrative expenses for 2006 were $3.91 million compared to $2.88 million in 2005. The increase of $1.03 million or 36% was primarily due to an increase in research and development and quality assurance expenses of $215,000, an increase in warehouse expenses such as payroll and repairs and maintenance of $101,000, an increase in finance and accounting expenses for payroll and outside accounting fees of $153,000, an increase in overhead expenses of $565,000, and an increase in bad debt allowance of $55,000. These cost increases were primarily due to expansion of basic staff and services commensurate with the Company’s expanding sales. In addition, the general liability and directors and officers insurance and investor relations programs costs increased substantially.

In 2007, the Company’s general and administrative expenses before non-cash option expenses and depreciation were $5.0 million. The Company anticipates general and administrative expenses will increase modestly in 2008.  It anticipates further additions to accounting and administrative staff and proportionate increases in auditing and Sarbanes-Oxley Act compliance as sales continue to grow.

In 2008, the Company expects to report non-cash expense for deferred option expense of $361,630 per quarter (or $1.45 million for the year) as part of its general and administrative expense.  The Company expects depreciation expense in 2008 to be approximately $1.2 million.

OTHER INCOME/EXPENSES

Other income/expenses were $344,000 in 2007 compared to $7.12 million in 2006. The decrease in other income/expenses of $6.77 million was primarily due to the non-cash recognition of derivative income of $5.14 million reported in connection with warrants issued to our senior convertible debt holders, a decrease in interest expense of $1.35 million, an increase in interest income of $645,000, other income of $46,000 and a $2,000 decrease in the loss on disposal of assets.  The 2007 interest expense of $6,200,874 includes non-cash amortization of debt discount of $4.58 million and $1.03 million of accrued interest on the senior convertible debt that was paid by the issuance of Common Stock.

Other income/expenses were $7.12 million in 2006 compared to $2.81 million in 2005. The increase in other income/expenses of $4.31 million or 153% was primarily attributable to a one-time expense of $5.39 million taken in connection with the conversion of promissory notes in the principal amount of $13,750,000, offset by a reduction in interest expense of $69,000 and non-cash derivative income of $405,000 taken in connection with the Company’s issuance of $21 million of senior convertible debt and related warrants.

The Company’s net other income/expenses will be affected significantly and unpredictably by the market price of its Common Stock because it is required under EITF 00-19 to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.  If these warrants were to be exercised in full, the Company would receive proceeds of approximately $14.9 million at their current strike prices.  The Company recorded non-cash derivative income of $5.14 million in 2007 as a result of a decline in our stock price from the date of issuance.

The Company’s net other income/expenses in 2008 will include $3.9 million of non-cash interest expense for accretion of the debt discount recorded in connection with its  senior convertible debt.  In 2008, the Company anticipates the accrued interest on its senior convertible debt interest in 2008 will be approximately $1.07 million.  The Company anticipates this accrued interest will be converted to its Common Stock.

NET LOSS

The net loss for the Company for 2007 was $7.45 million compared to $9.93 million in 2006, a decrease in loss of $2.48 million or 25%. The decrease in loss was primarily due to recognition of $5.14 million of non-cash derivative income and increased interest income of $645,000, offset by the increase in operating expenses as the Company built its sales and general administrative organization to prepare it for anticipated increased sales.  Excluding the non-cash derivative income, the Company’s year-over-year change in net loss would have been an increased loss of approximately $2.7 million, or 27%.  This increase is due to increased sales and marketing expenses of $2.28 million as we built out a national distribution and sales organization, increased general and administrative expenses of $2.57 as we added administrative staff and incurred costs for system and software process improvements, recorded non-cash option expense of $964,000 and increased compliance costs.  These increases were offset by increased gross profit of $544,000.  These additional expenses prepared the Company for anticipated increased sales in 2008.

The net loss for the Company for 2006 was $9.93 million compared to $4.84 million in 2005, an increase of $5.09 million or 105%. The increase is primarily due to an expense of $5.39 million taken in connection with the conversion of promissory notes in the principal amount of $13.75 million.

OUTLOOK

The Company expects its net loss will decrease in 2008 with anticipated growth in gross revenues, improved gross profit margin with managed growth in sales marketing and general and administrative expenses. However, offsetting the anticipated improvements in revenues and margins will be an increase in non-cash expenses for equity compensation, depreciation expense and amortization and accretion of debt discount.

The Company anticipates a substantial increase in gross revenue during 2008 as it executes against national account business won in 2007 (7 Eleven, BP Products, Premier Healthcare along with other national and regional customers.  Javo expects to grow the number of deployed dispensers selling its products to between 7,500 to 10,000 locations by year-end 2008.   The Company expects to earn between $3,000 and $6,000 per dispenser location per year in revenue.  Management anticipates achieving net positive cash flows from operations in 2008.

The other income or expense reported by the Company for 2008 is unpredictable because of dependence on the Black Scholes value of the warrants issued in connection with the issuance of $21 million of senior convertible debt.  The key component in the valuation of the warrants using the Black Scholes Valuation Model is the Company’s stock price.  If the Company’s stock price declines the Company will report non-cash derivative income.  If the Company’s stock price climbs, the Company will report non-cash derivative expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flows from operations each year since inception through December 31, 2007.  It has an accumulated deficit of $49.5 million and has consumed cash from operations and financing in excess of $29 million. It financed operations since inception primarily through capital contributions, related-party loans, and private-placements of equity and debt securities. The Company anticipates that current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in 2008, and anticipated dispenser financing, will provide adequate capital to fund operations, sales growth and any required capital expenditures needs through the Company's cash flow breakeven point.

The Company repaid its $713,000 working capital line of credit balance through Comerica Bank in July 2007.  Also, in July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. that matures July 1, 2009.  The loan is secured by cash and cash equivalents totaling $5,000,000 and carries an interest rate that floats at 1.25% over LIBOR, rounded up to the next eighth of a point or a maximum of bank prime.  The loan balance and current interest rate as of December 31, 2007, are $3,863,000 and 6.375%, respectively.  As of December 31, 2007, the amount available on the line of credit was $1,137,000.

The Company used $5.9 million in cash and cash equivalents in operating activities in 2007, versus $1.9 million and $2.7 million respectively in 2006 and 2005.  The increase in the use of cash in operating activities in 2007 is the result of increased accounts receivable of $818,000, increased pre-paids and deposits of $575,000, increased selling, marketing and general and administrative expenses of $3.7 million.  The decrease in use of cash in operating activities in 2006 is the result of increased gross profit partially offset by increased overall operating expenses and supplemented by a reduction in year-end inventories.  The increase in use of cash in operating activities in 2005 of $274,000 is primarily the result of increased accounts receivable and inventories necessary as the Company’s sales increased.  The 2005 operating cash activities were primarily funded by an increase in trade payables, additional net long-term debt of $1,355,000 and the Company’s cash reserves.

The Company used approximately $4.1 million in cash and cash equivalents to purchase dispensers, roasting, process and packaging equipment in 2007, versus $127,000 and $291,000, respectively in 2006 and 2005.  The 2007 increase in capital purchases has positioned the Company to improve it gross profit margins and provided dispensers for its growth in dispenser placements.  The Company anticipates that current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in 2008, anticipated dispenser financing, will provide adequate capital to fund operations, sales growth and any required capital expenditures needs through the Company's cash flow breakeven point.

FACTORS AFFECTING QUARTERLY PERFORMANCE

The Company experienced variations in sales from quarter to quarter due to the sales mix of products and a variety of other factors including consumer buying trends, marketing programs, seasonality and weather.  Therefore, the results of any quarter are not necessarily indicative of the results that maybe be achieved for the full fiscal year.  The Company anticipates significant growth in sales of its iced dispensed products in 2008.  Sales are expected to be greater in the spring, summer and early fall; therefore, the Company anticipates greater seasonality in its gross revenue and operating results.

CRITICAL ACCOUNTING POLICIES

Application of Critical Accounting Policies

Application of our accounting policies requires management to make certain judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs, depreciation and amortization, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgments and estimates.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. We record sales net of returns and discounts, which are estimated at the time of shipment based upon historical data.

Stock-Based Compensation

The Company adopted the provisions of SFAS 123(R), Share-based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In 2007, the Company issued 5,000,000 employee options or share-based payment awards with market or performance conditions. The shares vest over a 5-year period with the first vesting in the third year.

Derivative Income

In accordance with Emerging Issues Task Force (“EITF”) No. 00-19, the Company is required to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." This statement is effective for fiscal years beginning after December 15, 2008. The Company is assessing the impact of SFAS No. 141R and has not determined whether it will have a material impact on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on the Company's results of operations or financial position.

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

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”), a related party, to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors, Baker, Hackett, and Solomon, two former directors, and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which will then be rented to the Company on terms that the Company believes to be arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00.  The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction.  As of December 31, 2007, the LLC had purchased 896 dispensers at a cost of $2,153,060.  The Company has rented these machines from the LLC and had incurred a dispenser rental expense of $716,640  $370,791 and $7,291 in 2007,  2006, and 2005, respectively.  The LLC has purchased all the dispensers it was contracted for and will not purchase additional dispensers beyond the 896 it has already purchased.

COMMITMENTS AND CONTINGENCIES

Set forth below is a table that summarizes our material obligations by type and by time period when these obligations become payable.

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Senior Convertible debt obligations	$17,731,461	$4,666,668	$9,333,336	$3,731,457	$--
Other long-term debt obligations	846,875	323,895	373,212	135,123	14,645
Capital lease obligations	551,024	283,704	267,320	--	--

Total	$19,129,360	$5,274,267	$9,973,868	$3,866,580	$14,645

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s market risks relating to its operations result primarily from changes in commodity prices and the ability to pass along those cost increases through customer price increases.  Javo does not use financial instruments or commodity contracts in hedging transactions or for trading purposes, although we do buy futures contracts to militate against these risks, as described below.

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Gross profit margins can be impacted by changes in the price of green coffee.  The Company enters into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give it significant flexibility in selecting the date of the market price and timing of delivery.   Depending on the demand and the condition of the coffee markets, the Company will generally make commitments for one to six months ahead; as of December 31, 2007, Javo had approximately $511,000 in green coffee purchase commitments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company required in this item are set forth beginning on Page F-1 of this Form 10-K.

Javo Beverage Company, Inc.
Index to Financial Statements
December 31, 2007
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholder's Equity	F-4

Statements of Cash Flows	F-7

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Javo Beverage Company, Inc.

We have audited the accompanying balance sheets of Javo Beverage Company, Inc. as of December 31, 2007 and 2006 , and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Javo Beverage Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javo Beverage Company, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Javo Beverage Company, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Farber Hass Hurley LLP
Granada Hills, CA
March 14, 2008

JAVO BEVERAGE COMPANY, INC.
BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,636,908	$18,324,161
Restricted cash	3,863,000	-
Total cash, restricted cash and cash equivalents	10,499,908	18,324,161
Accounts receivable, less allowances	1,481,924	844,144
Inventory, net of reserve for obsolescence	691,420	708,166
Prepaid expenses	293,025	148,736
Employee advances	--	1,362
Total current assets	12,966,277	20,026,569
Property and equipment, net	4,644,993	880,559
Intangibles, net	750,060	247,696
Deposits	20,242	20,242
Total assets	$18,381,572	$21,175,066

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,024,062	$1,176,683
Accrued payroll and related benefits	139,358	41,014
Accrued short-term interest payable	399,808	289,360
Working capital line of credit	3,863,000	713,000
Warrants liability	2,389,215	7,532,370
Current portion of long-term debt	4,990,563	3,678,882
Total current liabilities	13,806,006	13,431,309

Long-term debt, net of current portion	13,587,773	18,423,854
Unamortized discount on long-term debt	(9,216,562)	(13,818,233)
Accrued long-term interest payable	52,444	95,847
Total liabilities	18,229,661	18,132,777
Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,952,683 shares issued and outstanding as of December 31, 2007, 1,775,166 shares issued and outstanding as of December 31, 2006	1,953	1,775
Common Stock, $0.001 par value, 300,000,000 shares authorized, 153,378,797 shares issued and outstanding as of December 31, 2007, 149,504,927 shares issued and outstanding as of December 31, 2006	153,379	149,504
Additional paid in capital	53,549,821	43,196,496
Deferred compensation	(4,023,653)	--
Accumulated deficit	(49,529,589)	(40,305,486)
Total stockholders' equity	151,911	3,042,289

Total liabilities and stockholders' equity	$18,381,572	$21,175,066

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Net sales	$12,559,132	$10,321,655	$6,200,327

Cost of sales	(8,504,863)	(6,811,319)	(4,107,634)
Gross profit	4,054,269	3,510,336	2,092,693

Operating expenses:
Selling and marketing	(4,687,083)	(2,408,265)	(1,245,971)
General and administrative	(6,472,440)	(3,906,004)	(2,879,022)

Total operating expenses	(11,159,523)	(6,314,269)	(4,124,993)

Loss from operations	(7,105,254)	(2,803,933)	(2,032,300)

Other income (expenses):
Interest income	673,597	28,963	17,720
Interest expense	(6,200,874)	(2,162,999)	(2,855,638)
Accelerated interest expense	--	(5,384,964)	--
Income from derivatives	5,143,156	404,721	--
Other income	46,297	--	26,070
Loss on disposal of assets	(5,858)	(7,860)	--

Total other expense	(343,682)	(7,122,139)	(2,811,848)

Net loss	$(7,448,936)	$(9,926,072)	$(4,844,148)

Basic and diluted loss per share	$(0.05)	$(0.07)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	150,709,665	149,494,203	149,441,676

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2006 and 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in-Capital	Deficit	Total

Balances at January 1, 2005	149,367,467	$149,367	$20,332,991	$(25,535,266)	$(5,052,908)

Shares issued for exercised warrants	836,212	836	83,789	--	84,625

Warrants issued at a strike price of $0.085 per agreement with consultant	--	--	46,712	--	46,712

Shares contributed by officers	(5,550,002)	(5,550)	5,550	--	--

Shares issued at $0.26 per share in connection with loan payable	375,000	375	70,133	--	70,508

Shares issued at $0.27 per share in connection with loan payable	562,500	563	106,935	--	107,498

Shares issued at $0.25 per share in connection with loan payable	1,612,500	1,613	296,377	--	297,990

Shares issued at $0.23 per share in connection with loan payable	150,000	150	15,286	--	15,436

Shares issued at $0.24 per share in connection with loan payable	150,000	150	27,065	--	27,215

Shares issued at $0.22 per share in connection with loan payable	1,500,000	1,500	259,820	--	261,320

Shares issued to employees at $0.33	25,000	25	8,225	--	8,250

Shares issued to employees at $0.28	50,000	50	13,950	--	14,000

Shares issued for services at $0.25	438,750	438	90,001	--	90,439

Shares returned by terminated employee	(37,500)	(38)	38	--	--

Net loss	--	--	--	(4,844,148)	(4,844,148)

Balance at December 31, 2005	149,479,927	$149,479	$21,356,872	$(30,379,414)	$(8,873,063)

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2006 and 2007

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total

Balances at January 1, 2006	149,479,927	$149,479	--	--	$21,356,872	$(30,379,414)	$(8,873,063)

Stock issued at $.29 to employee as part of employment agreement	25,000	$25	--	--	$7,224	--	$7,249

Preferred shares issued in debt conversion at $10.00 per share	--	--	1,775,166	$1,775	$17,749,885	--	$17,751,660

Warrants issued at a strike price of $0.085 per agreement with consultant	--	--	--	--	$1,541	--	$1,541

Senior convertible debt beneficial conversion feature at fair value	--	--	---	--	$4,065,583	--	$4,065,583

Warrants issued at a strike price of $1.79 in connection with senior convertible debt	--	--	--	--	$15,391	--	$15,391

Net loss	--	--	--	--	--	$(9,926,072)	$(9,926,072)

Balance at December 31, 2006	149,504,927	$149,504	1,775,166	$1,775	$43,196,496	$(40,305,486)	$3,042,289

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2006 and 2007

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Deferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total

Balances at January 1, 2007	149,504,927	$149,504	1,775,166	$1,775	$43,196,496	$(40,305,486)	--	$3,042,289

Stock returned to treasury by terminated employee	(4,000)	(4)	--	--	4	--	--	--

Stock options granted to executive team	--	--	--	--	4,988,000	--	(4,988,000)	--

Recognition of stock option expense	--	--	--	--	--	--	964,347	964,347

Stock issued in repayment of Sr. Convertible debt	3,077,780	3,079	--	--	2,876,575	--	--	2,879,654

Stock issued in repayment of Sr. Convertible interest	685,330	685	--	--	704,117	--	--	704,802

Preferred shares issued as a stock dividend at $.001 per share at $1 per share	--	--	177,517	178	1,774,989	(1,775,167)	--	--

Warrants redeemed at a strike price of $0.085 per agreement with consultant	114,760	115	--	--	9,640	--	--	9,755

Net loss	--	--	--	--	--	(7,448,936)	--	(7,448,936)

Balance at December 31, 2007	153,378,797	$153,379	1,952,683	$1,953	$53,549,821	$(49,529,589)	$(4,023,653)	151,911

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENT OF CASH FLOWS
For the Years Ended December 31,

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(7,448,936)	$(9,926,072)	$(4,844,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	5,205,898	2,415,581	1,889,966
Accelerated interest and discount converted to preferred stock	--	5,384,964	--
Gain on derivatives	(5,143,156)	(404,721)	--
Deferred compensation	964,347	--	--
Provision for bad debt	179,750	212,400	151,969
Issuance of common stock for compensation	--	7,249	101,438
Issuance of warrants for services	--	1,541	46,712
Loss on disposal of assets	5,858	7,860	--
Changes in operating assets and liabilities:
Accounts receivable	(817,529)	(279,784)	(613,227)
Inventories	16,746	700,433	(1,120,644)
Prepaid expenses and other assets	(575,132)	(105,926)	(128,588)
Employee advances	1,362	(1,362)	14,174
Accounts payable and accrued expenses	847,382	(22,475)	551,402
Accrued payroll and related benefits	98,344	13,696	785
Accrued interest payable	771,847	60,813	1,228,966
Net cash used in operating activities	(5,893,219)	(1,935,803)	(2,721,195)
Cash flows from investing activities:
Change in restricted cash	(3,863,000)	--	--
Proceeds from disposal of equipment	7,317	1,094	--
Purchases of property and equipment	(4,080,876)	(127,040)	(291,048)
Net cash used in investing activities	(7,936,559)	(125,946)	(291,048)
Cash flows from financing activities:
Proceeds from long-term debt	--	21,000,003	1,450,000
Proceeds from line-of-credit borrowing	3,863,000	713,000	--
Repayment on line-of-credit	(713,000)	--	--
Loan costs	--	(1,822,449)	(95,000)
Payments on long-term debt	(1,017,230)	(24,198)	--
Proceeds from exercised warrants	9,755	--	84,625
Net cash provided by financing activities	2,142,525	19,866,356	1,439,625

Net change in cash and cash equivalents	(11,687,253)	17,804,607	(1,572,618)
Cash and cash equivalents at beginning of period	18,324,161	519,554	2,092,172
Cash and cash equivalents at end of period	$6,636,908	$18,324,161	$519,554

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENT OF CASH FLOWS (Continued)
For the Years Ended December 31,

	2007	2006	2005
Non-cash activities:
Issuance of preferred stock in exchange for debt	--	$17,751,660	--
Issuance of preferred stock as in-kind dividend	$1,775,167
Issuance of common stock in exchange for debt	$2,879,654	--	--
Issuance of common stock in exchange for interest due	$704,802	--	--
Deferred compensation	$4,988,000
Equipment from capital lease	$362,982	$63,726	--
Discount for beneficial conversion feature of Senior Convertible Debt	--	$4,065,583	--
Warrant Liability	$5,143,155	$7,532,370	--

Supplemental cash flow information:
Cash paid for interest	$689,806	$50,854	$2,954
Cash paid for income taxes	$3,918	$1,936	$5,787

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1.    NATURE OF OPERATIONS

Organization

Javo Beverage Company, Inc., formerly La Jolla Fresh Squeezed Coffee Company, Inc., (the "Company") was incorporated in the state of Delaware on June 21, 2002.

Nature of Operations

Javo manufactures and sells concentrated beverage solutions that allow restaurants in the food service industry and food and beverage manufacturers in the retail industry to serve popular new specialty coffees and teas. For food service industry customers, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavors for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts, and flavors.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivables.

Concentration of credit risk with respect to cash and cash equivalents and restricted cash is the result of the Company having $10.5 million in three separate financial institutions.  The invested funds are in cash bank accounts, bank money market accounts, and cash reserve funds.  The cash or cash equivalent investments are liquid and the Company can access all funds with 3 days or less notice.  The restricted cash amounting to $3,863,000 is in Restricted Money market accounts and secures a line of credit. The Company funds are in large financial institutions with less then $300,000 not covered by insurance.  The Company does not believe that it is subject to any unusual credit or market risk.

Concentration of credit risk with respect to trade receivables has decreased as the Company continues to diversify its customer base.  The Company routinely assesses the financial strength of its customers.  At December 31, 2007, the Company had three customers whose balances approximated 20%, 16%, and 13% of gross accounts receivable. No other customer balance exceeded 10% of gross accounts receivable.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

Shipping and Handling Charges

The Company records shipping and handling charges, which are invoiced to customers with actual shipping and handling costs recorded as part of its cost of goods sold in the Statement of Operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $1,015,270, $707,916, and $271,394 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

On July 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“Fin 48”) was issued.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Income

In accordance with Emerging Issues Task Force (“EITF”) No. 00-19, the Company is required to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.

Loss per Share

Basic EPS is computed as net loss, divided by the weighted average shares outstanding during the period.  The potential common shares that can be issued total 22,101,690 at December 31, 2007, 19,311,721 at December 31, 2006 and 384,031 at December 31, 2005.  The number of potential shares to be issued at December 31, 2006 related to the senior convertible debt is calculated based on the stated conversion price of $1.79 per share.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at purchase date to be cash equivalents. Cash and cash equivalents include money market funds, which are carried at cost, plus accrued interest, which approximates market.

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

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.

Recent Pronouncements and Accounting Changes

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." This statement is effective for fiscal years beginning after December 15, 2008. The Company is assessing the impact of SFAS No. 141R and has not determined whether it will have a material impact on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS No. 157-1 and FSP FAS No. 157-2. FSP FAS No. 157-1 amends SFAS No. 157, "Fair Value Measurements" to exclude SFAS No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP FAS No. 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is assessing SFAS No. 157 and FSP FAS No. 157-1 and 157-2 and has not determined the impact the adoption of SFAS No. 157 will have its results of operations or financial position.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 3.    MAJOR CUSTOMERS AND VENDORS

The Company purchases certain products from five suppliers, which accounted for approximately 62%, 62% and 60% of total purchases in 2007, 2006 and 2005, respectively. Management does not believe that the loss of these suppliers would have a severe impact on the result of operations since the Company has identified available products at other vendors.

During the year ended December 31, 2007, 2006, and 2005, the Company had sales to three major customers, which accounted for 20%, 16% and 13% of sales in 2007, 15%, 9% and 7% of sales in 2006, 19%, 14% and 10% of sales in 2005, respectively.  The Company expanded its customer base in 2007 and anticipates that sales in 2008 will be to a broader base of customers and it will be less reliant on any one customer.

Accounts receivable consists of the following at December 31, 2007 and 2006

	2007	2006
Accounts receivable	$1,693,524	$1,115,742
Allowance for doubtful accounts	(211,600)	(271,598)
	$1,481,924	$844,144

NOTE 4.    INVENTORY

Inventory consists of the following at December 31, 2007 and 2006.

	2007	2006
Raw Materials	$326,170	$462,558
Finished Goods	403,506	283,864
	729,676	746,422
Reserve for Obsolescence	(38,256)	(38,256)
	$691,420	$708,166

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007, and 2006.

	2007	2006
Production Equipment	$4,524,563	$1,639,675
Construction in Process	1,017,755	--
Office Equipment	296,528	206,926
Leasehold Improvements	381,430	114,202
Total Cost	6,220,276	1,960,803
Less Accumulated Depreciation	(1,575,283)	(1,080,244)
	$4,644,993	$880,559

During the years ended December 31, 2007, 2006 and 2005 depreciation expense totaled $506,592, $310,556 and $266,248, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7.    INTANGIBLE ASSETS

Intangible assets include loan costs of $1,141,050, net of amortization of $1,131,592, or $9,458.  These loan costs are being amortized over the five-year life of the loans.  The loan costs related to promissory notes converted to preferred stock in 2006 became fully amortized at the time of the conversion.  Amortization expense as of December 2007, 2006 and 2005 was $16,834, $501,725, and $170,371 respectively.  In addition, in 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a large contract food service operator.  In connection with that contract, the Company agreed to pay a $900,000 conversion fee that is being amortized based on quantities of product sold over the term of the contract.  The Company paid $300,000 in 2005 and $600,000 in 2007.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement though 2012.  The Company recorded an amortization expense for 2007, 2006 and 2005 of $80,802, $53,422 and $25,174, respectively.  The conversion fee net of the $159,398 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

	2007	2006
Loan fees	$1,141,050	$1,141,050
Conversion fee	900,000	300,000
	2,041,050	1,441,050
Accumulated amortization	(1,290,990)	(1,193,354)
Net intangibles	$750,060	$247,696

Amortization of the intangibles is as follows:

2007
December 31, 2008	$70,125
2009	117,667
2010	171,167
2011	231,000
2012	160,101
Thereafter	0
$750,060

NOTE 8.    WORKING CAPITAL LINE OF CREDIT

The Company paid off its $713,000 working capital line of credit balance through Comerica Bank in July 2007.  Also, in July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. that matures July 1, 2009.  The loan is secured by restricted money market accounts equaling the amount outstanding and carries an interest rate that floats at 1.25% over LIBOR rounded up to the next eighth of a point or a maximum of bank prime.  The loan balance and current interest rate as of December 31, 2007, are $3,863,000 and ranges from 6.25% to 7.25%, respectively.  As of December 31, 2007, the amount available on the line of credit was $1,137,000.

NOTE 9.    LONG-TERM DEBT

Promissory Notes

On April 11, 2002, the Company issued $5,000,000 in promissory notes bearing 10% interest per year, which matured on April 11, 2007. The proceeds of this funding paid off a prior loan commitment and provided the Company with working capital to begin operations.  In connection with these promissory notes, the Company issued 30,000,000 shares of its restricted Common Stock and paid a 10% loan cost totaling $500,000. The Company determined that per APBO No. 14 the note holders had effectively purchased the 30,000,000 shares of restricted Common Stock for $2,910,973 and had paid $2,089,027 for the debt, based on the relative fair values of the respective equity and debt instruments issued.  Accordingly, a $2,910,973 debt discount was recognized on the $5,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt.  This accounting makes the effective compound interest rate on the notes approximately 25% over the term of the debt.  Of the $5,000,000 in promissory notes $4,500,000 plus related accrued interest were converted to Series B Preferred Stock in 2006.  The remaining $500,000 of principal plus accrued interest of $250,000 was paid by the Company in April 2007.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9.    LONG-TERM DEBT (continued)

In 2003, the Company issued $6,000,000 in promissory notes bearing 10% interest per year, which mature in 2008. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 36,000,000 shares of its restricted Common Stock and paid loan costs totaling $313,550.  The Company determined per APBO No. 14, the note holders had effectively purchased the 36,000,000 shares of restricted Common Stock for $3,365,486 and had paid $2,634,534 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $3,365,486 debt discount was recognized on the $6,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt.  Of the $6,000,000 in promissory notes, $5,775,000 plus related accrued interest were converted to Series B Preferred Stock in 2006. The remaining $225,000 plus accrued interest is due in 2008.

In 2004, the Company issued $2,700,000 in promissory notes bearing 10% interest per year, which mature in 2009. The proceeds of this funding provided the Company with working capital to continue operations.  In connection with these promissory notes, the Company issued 6,750,000 shares of Common Stock and incurred loan costs totaling $225,000.   The Company determined that per APBO No. 14 the note holders had effectively purchased the 6,750,000 shares of restricted Common Stock for $1,518,914 and had paid $1,181,086 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $1,518,914 debt discount was recognized on the $2,700,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt.  All of the $2,250,000 in promissory notes plus accrued interest was converted to Series B Preferred Stock in 2006.  The remaining $200,000 plus accrued interest is due in 2009.

In June 2005, the Company issued $1,000,000 in promissory notes bearing 10% interest per year, which mature in 2010. The proceeds of this funding provided the Company with working capital to continue operations.  In connection with these promissory notes, the Company issued 3,000,000 shares of its restricted Common Stock and incurred loan costs totaling $50,000.  The Company determined that per APBO No. 14 the note holders had effectively purchased the 3,000,000 shares of restricted Common Stock for $538,003 and had paid $461,997 for the debt, based on the relative fair values of the respective equity and debt instruments issued.  Accordingly, a $538,003 debt discount was recognized on the $1,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt.  All but $25,000 of the $1,000,000 in plus related accrued interest were converted to Series B Preferred Stock in 2006. The remaining $25,000 plus accrued interest is due in 2010.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9.    LONG-TERM DEBT (continued)

Senior Convertible Debt

In December 2006, the Company issued $21,000,003 in Senior Convertible Debt.  The Senior Convertible Debt bears annual interest at 6.95% per annum based on a 360-day year.  The debt agreement provides for quarterly interest payments starting April 1, 2007 and fifty-four equal monthly principal payments of $388,889 starting May 1, 2007.  At the Company’s option, the interest and principal payments may be paid in either cash or in registered Common Stock valued at a 12% discount to the volume weighted average stock price for the 20 trading days following the due date (the “VWAP”), if the VWAP is over $1.00 per share.  If the VWAP stock price is more than $0.60 and less than or equal to $1.00 per share, then the principal payments at the Company’s option may be paid in registered Common Stock valued at a 15% discount to the VWAP.  At no time will the conversion value of the registered shares used for payment of the debt exceed $1.79 per share.  If the VWAP stock price is $0.60 or less, then the Company will be required to pay the interest and principal payments in cash.  The investors may elect at any time to convert any or all the debt to registered shares at a value based on $1.79 per share.  The Senior Convertible Debt is a complex instrument requiring the Company to strictly adhere to certain notifications and payment schedules or be in default under its provisions.  If an event of default occurs under the debt, the debt will bear interest at a rate of 15% for so long as the default continues.  See the Senior Convertible Debt agreement attached to the Company’s 8-K filed on December 18, 2006 for further details.  The fair value of the Senior Convertible Debt without the beneficial conversion feature was determined by first determining the fair value of the warrants issued in connection with the transaction and allocating the remainder of net proceeds to the debt.  The allocation to the debt was $13,062,911 before expenses paid to third parties.  The Company recorded a debt discount of $9,767,431, which is accreted at an interest rate of approximately 26.9% over the life of the senior convertible debt as interest expense.

In 2007, the Company paid $388,889 of principal and $433,796 of accrued interest in cash and converted $2,879,654 in principal and $704,802 in accrued interest of the senior convertible debt principal and accrued interest into 3,763,110 shares of its Common Stock.  The Company recorded a non-cash accretion expense of $4,496,279 and $186,943, in 2007 and 2006, respectively.

In connection with the Senior Convertible Debt, the Company issued warrants for the purchase of 6,644,554 of the Company’s Common Stock.  The Company issued Series A Warrants for 3,519,555 common shares at a strike price of $1.95 per share and Series B Warrants for 3,124,999 at a strike price of $2.24 per share.  Any or all of the warrants maybe exercised any time between June 2007 and December 2011.  The Company would receive gross proceeds of $13,863,130 if these warrants were exercised in full at their current strike prices. The A and B Warrant agreements are identical except for the strike price. These warrants were valued at the time of issuance using the Black-Scholes option valuation, which resulted in a fair value of $3,906,076 for the A Warrants and $3,406,249 for the B Warrants, representing a total fair value of these warrants of $7,312,955 as of December 15, 2006.  Because the warrants provide for a strike price reset if the Company issues stock at a price less than the defined exercise price, the Company was required under EITF 00-19 to use liability accounting for the warrants.  The fair value of the A and B warrants of $7,312,955 was recorded as a warrant liability.  In connection with the issuance of the Senior Convertible Debt, the Company also issued Series C Warrants for the purchase of 11,731,844 at a strike price of $1.79 per share.  These warrants only become exercisable if and to the extent the Company exercises its option to pre-pay part or all of the Senior Convertible Debt.

Cowen and Co., LLC acted as exclusive private placement agent for the Senior Convertible Debt offering and was paid a fee of $1,470,000 in cash in 2006.  In addition, the Company reimbursed Cowen for its out-of-pocket expenses and issued Cowen Conversion Share Warrants to purchase 351,955 shares of Common Stock with a strike price of $1.79 per share, Series A Warrants to purchase 105,583 shares of Common Stock with a strike price of $1.95 per share and Series B Warrants to purchase 93,750 shares of Common Stock with a strike price of $2.24.  The warrants are the same terms as other warrants issued in connection the Senior Convertible Debt with the exception of the strike prices.  The fair value of $624,137 for these warrants was determined using Black-Scholes in the same manner as the warrants issued to the investors.  The Company recorded the $624,137 as a warrant liability as of the closing.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9.    LONG-TERM DEBT (continued)

In addition to the above, the Senior Convertible debt was determined to have a beneficial conversion feature due to anticipated conversion of the debt principal to Common Stock at a discount to market if the stock price at time of conversion was between $0.60 and $1.79.  The fair value of this beneficial conversion feature was determined to be $4,065,583 at the closing of the debt transaction.  The fair value was determined by dividing the Conversion Price of $1.79 into the total debt to get the Conversion Shares of 11,731,844 and multiplying the number of conversion shares times the VWAP stock price at closing of $1.46 to get a determined debt value of $17,128,492. Comparing this with the determined debt value of $13,062,912, the resulting value of the beneficial conversion feature was determined to be $4,065,583.  The value of this beneficial conversion feature was recorded as an additional discount to the debt and an addition to paid-in-capital as of the closing of the transaction.  The beneficial conversion feature discount will be accreted to decrease the Beneficial Conversion Feature (BCF) Discount and to record an Other Expense over the period of the note using an effective interest rate of approximately 8.6%.

In connection with the issuance of the Senior Convertible Debt, the Company entered into a Registration Rights Agreement that required it file for registration of a number of shares of Common Stock sufficient to allow full conversion of the principal and interest payments and exercise of the warrants. In January 2007, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission.  It was declared effective April 25, 2007.

The Company determined that all the conversion shares and Series A and B Warrants issued in connection with the Senior Convertible Debt were to be accounted for as derivative liabilities.  This accounting treatment requires the Company to value the warrants at the end of each reporting period and record the change in value (mark-to-market) as an increase or decrease in warrant liability through a charge to other income or expense.

As of December 31, 2007, the Company determined that , using the Black-Scholes formula, the fair value of the warrants had declined.  Accordingly, the Company recorded “Income from derivatives” and recorded a corresponding reduction in the “Warrants liability” of $5,143,156.

Long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Senior convertible debt, unsecured, payable in installments from May 2007 through October 2011 with interest at 6.95% per annum due quarterly starting April 2007 through maturity in 2011.	$17,731,461	$21,000,003
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2008.	225,000	225,000
Lease payable, secured by equipment, payable in monthly installments of $4,991, including interest at 13.427% per annum. Matures 2013.	224,796	--
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2009.	200,000	200,000
Lease payable, secured by equipment, payable in monthly installments of $1,460, including interest at 16.642% per annum. Matures 2011.	43,741	53,112
Lease payable, secured by equipment, payable in monthly installments of $631, including interest at 6% per annum. Matures 2012.	29,795	--
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2010.	25,000	25,000
Lease payable, secured by equipment, payable in monthly installments of $564, including interest at 9.879% per annum. Matures 2012.	24,510	--
Lease payable, secured by equipment, payable in monthly installments of $438, including interest at 8.394% per annum. Matures 2012.	19,040	--
Lease payable, secured by equipment, payable in monthly installments of $498 at an annual interest rate of 10.741%. Matures in 2011.	17,386	21,270

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9.    LONG-TERM DEBT (continued)

Lease payable, secured by equipment, payable in monthly installments of $3434, including interest at 0% per annum. Matures 2008.	13,772
Lease payable, secured by equipment, payable in monthly installments of $1,312, including interest at 23.38% per annum. Matures 2008.	11,815	23,289
Note payable, unsecured, payable in monthly installments of $1,174, including effective interest at 6.09% per annum. Matures 2008.	8,222	21,370
Lease payable, secured by equipment, payable in monthly installments of $485, including interest at 6.0% Matures 2008.	3,798	9,218
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matured and paid in 2007.	--	500,000
Lease payable, secured by equipment, payable in monthly installments of $1,150, including interest at 14.677%. Matured and paid in 2007.	--	12,763
Lease payable, secured by equipment, payable in monthly installments of $1,701, including interest at 27.663% per annum. Matured and paid in 2007.	--	10,883
Lease payable, secured by equipment, payable in monthly installments of $159, including interest at 49.273% per annum. Matured and paid in 2007.	--	828

	18,578,336	22,102,736
Less current portion	4,990,563	3,678,882

	$13,587,773	$18,423,854

Long-term debt matures as follows:	2007

December 31, 2008	$4,990,563
2009	4,911,116
2010	4,795,432
2011	3,803,919
2012	62,661
Thereafter	14,645

$18,578,336

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into a non-cancelable operating lease for its office space in October 2002. The lease expires in October 2009. Total rent expense for all operating leases for the years ended December 31, 2007, 2006 and 2005 amounted to $337,624, $324,223 and $313,533, respectively.

The Company's future annual minimum lease payments as of December 31, 2007 are as follows:

Year Ending

2008	$283,704
2009	267,320
$551,024

Litigation

As of December 31, 2007 there were no claims filed against the Company.  However, the Company may, during its normal course of business, be subject from time to time to disputes and to legal proceedings against it.

NOTE 11.    STOCK AND WARRANT TRANSACTIONS

Stock Option Issuances

In 2006 and 2005, there were no options granted to any employees or officers.

On April 25, 2007, the Company adopted its 2007 Stock Option and Incentive Plan, which had been recommended by the Compensation Committee of the Board and approved by the Board.  The Plan allows for the grant of equity options to the Company’s officers, employees, directors and consultants and currently reserves 15 million shares of the Company’s Common Stock for issuances.  Details of these actions are set forth in the Company’s report on Form 8-K filed April 27, 2007.  The expense price under the plan may not be less than 100% of the fair market value of the Company’s Common Stock on the date of grant.

On April 25, 2007, a majority of the independent members of the Board approved the award of incentive options for the purchase of a total of 5,000,000 shares of the Company’s restricted Common Stock at a strike price of $1.16 to four Company executives and one key employee.  Sixty percent of the options vest after 3 years, 20% after 4 years, and the remaining 20% after 5 years.  The fair value of the ten-year options was determined to be $4,988,000.  This was calculated using Black Scholes with a 105% stock volatility, 2,555 days for the estimated remaining life of the options, a fixed interest rate of 4.5%, and the strike price of $1.16.  The Company is recognizing the value of the options as non-cash deferred compensation over the term of the options based on their vesting schedule.  In 2007, the Company recorded a non-cash expense of $964,347 related to the stock options.  A summary of option activity for 2007 is presented below:

Options	Shares

Outstanding at December 31, 2006	--

Granted	5,000,000
Exercised	--
Forfeited	--
Expired	--
Outstanding at December 31, 2007	5,000,000

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 11.    STOCK AND WARRANT TRANSACTIONS (Continued)

The calculation of stock-based compensation requires the Company to make numerous estimates and assumptions and is particularly sensitive to the expected life of each stock option and the estimated volatility of its stock, both of which the Company estimates based primarily on historical experience.  Accordingly, this expense may not be representative of that to be expected in future years.

In connection with the issuance of these options, the Company recorded deferred compensation of $4,988,000, which is being amortized as an expense based on the five year vesting period as follows:  $361,630 per quarter until May 2010, $112,230 per quarter until May 2011, and $49,880 until April 2012.

Warrants – Senior Convertible Debt

The outstanding warrants for the purchase of the Company’s Common Stock as of December 31, 2007, are listed below.  None of the warrants is owned by a director, officer or employee of the Company.

Strike Price	Number of Warrants	Exercise Period
$1.79	351,955	June 2007 through December 2011
$1.95	3,625,142	June 2007 through December 2012
$2.24	3,218,749	June 2007 through December 2013
	7,195,846	Total Outstanding Warrants

If these warrants were exercised, the Company would receive $14.9 million in additional capital.  These warrants are being accounted for as derivative instruments and the fair value is determined on a mark-to-market basis using the Black Scholes Valuation Model.  During 2007, the Company recorded non-cash derivative income of $5,143,156.

Warrants - Consulting Agreements

In 2003, the Company entered into an agreement with a consultant to implement a national sales effort for the Company's products.  As of December 31, 2007, the consultant had exercised warrants for 230,729 shares at $0.085 per share.  In prior years, the Company had previously recorded expense totaling $127,858 for issuance of the warrants.  In November 2007, by agreement of the parties the contract was cancelled and no further warrants are issuable.  No additional warrants remain to be issued or exercised.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 12.    PROVISION FOR INCOME TAXES

No provision for income taxes was recorded in 2007, 2006 or 2005 since the Company generated both book and tax losses.  The Company’s deferred tax assets consist of the following:

PROVISION FOR INCOMES TAXES	2007	2006	2005
Net operating loss carry forward	$49,500,000	$40,300,000	$30,300,000

Calculated deferred tax benefit	$19,800,000	$16,120,000	$12,120,000
Valuation allowance	$(19,800,000)	$(16,120,000)	$(12,120,000)
Deferred tax asset	$--	$--	$--

Provision for income tax benefits were as follows:
Tax benefit, calculated at statutory rate	$(3,128,400)	$(2,546,960)	$(1,920,000)
Increase in valuation allowance	$3,128,400	$2,546,960	1,920,000
	$--	$--	$--

At December 31, 2007, the Company had net operating carry forwards for federal and state purposes that expire in various years through 2026.  The extent to which these loss carry forwards can be used to offset future taxable income may be limited.

NOTE  13.    RELATED PARTY TRANSACTIONS

Debt Conversion

During 2006 the Company converted $13,750,000 in promissory notes plus accrued interest of $4,001,660 to 1,775,166 shares Series B Preferred Stock.  The Company’s eight outside directors converted $1,550,000 plus accrued interest of $524,305 to 207,336 shares of Series B Preferred Stock or 11.7% of the total Series B Preferred Stock.

Dispenser

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company on terms that the Company believes to be arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction with non-related parties.

As of December 31, 2007, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $716,640 and $370,791, in 2007 and 2006, respectively. Presented below are the Condensed Balance Sheets as of December 31, 2007 and 2006, and the Statements of Operations for the years ended December 31, 2007 and 2006, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
As of December 31, 2007 and 2006
(UNAUDITED)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$17,000	$227,076
Accounts receivable	164,080	30,700
Total current assets	181,080	257,776
Property and equipment, net	1,475,782	1,598,196
Total assets	$1,656,862	$1,855,972

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$57,745	$337,545
Long-term debt	1,378,597	1,436,373
Total liabilities	1,436,342	1,773,918
Member Equity	220,520	82,054
Total liabilities and member equity	$1,656,862	$1,855,972

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007and 2006
(UNAUDITED)

	2007	2006

Rental Income	$716,640	$370,791
Operating expenses:
General and administrative	(434,307)	(216,119)
Total operating expenses	(434,307)	(216,119)
Income from operations	282,333	154,672
Other income (expenses):
Interest expense	(143,887)	(81,828)
Net Income	$138,466	$72,844

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer and the aid of an outside consultant, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s assessment of our internal control over financial reporting did identify a material weakness.  However, we believe that the financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide responsible assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reuse, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that out internal control over financial reporting was effective as of December 31, 2007.

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  This significant deficiency was in inventory process where the Company had not fully developed processes to test and monitor proper tracking of inventory quantities and values within its inventory program.

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2006 and the first quarter of 2007, the Company made several changes in its internal control over financial reporting to remediate and correct identified deficiencies and material weaknesses in its internal control and procedures.  These changes primarily involved further separation of duties in the control processes, additional review steps in certain processes, formalization and retention of written documentation of control, review and approval processes and additional training and staff involved in the financial process and realignment of certain access rights by position within its accounting and information reporting departments.  More details of the changes were disclosed in the Form 10K filed for 2006.

The Company intends to improve the inventory process and eliminate the deficiency in 2008.

The Company management has and continues to remain vigilant and take actions to identify and correct any known deficiencies and to add additional staff and system improvements, as needed, to ensure that its internal control over financial reporting is effective.  These efforts include formalizing the assessment process by identifying and scheduling periodic internal testing of the various systems and processes involved in its internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Farber Hass Hurley LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Javo Beverage Company, Inc.

We have audited Javo Beverage Company, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Javo Beverage Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•	Inadequate controls related to inventory values – The Company’s inventory software system was not adequately tested and monitored to insure proper valuation as of December 31, 2007.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 14, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Javo Beverage Company, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity, and cash flows of Javo Beverage Company, Inc., and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ Farber Hass Hurley LLP
Granada Hills, CA
March 14, 2008

Item 9B.	Other Information

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names and ages of Javo’s executive officers and directors, as well as certain biographical information.

CODY C. ASHWELL, 37

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

GARY LILLIAN, 51

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

RICHARD A. GARTRELL, 59

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

WILLIAM E. MARSHALL, 37

William E. Marshall is Javo’s Senior Executive Vice President of Operations and General Counsel and, since March 2002, the Company's corporate secretary. Prior to becoming general counsel in January of 2002, Mr. Marshall served as the Company's Chief Administrative Officer. Mr. Marshall became Senior Executive Vice President in September 2002.  A member of the California State Bar, Marshall earned his juris doctorate from the University of California at Los Angeles. He completed his undergraduate studies at the University of California at Santa Barbara.

WILLIAM C. BAKER, 74

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

RONALD S. BEARD, 69

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

JERRY W. CARLTON, 66

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

TERRY C. HACKETT, 59

Terry C. Hackett has been a director of the Company since January, 2004.  Mr. Hackett has specialized in business and real estate transactions during his legal career. Currently he is the President of Hackett Management Corporation, a real estate management company, which manages the real estate assets, primarily retail properties, in which he is a partner. For fifteen years Mr. Hackett sat on the Board of Directors of Knott's Berry Farm Foods, which manufactured preserves, salad dressings, and other products for distribution throughout the United States. The company was sold to ConAgra in 1995. Mr. Hackett also sat on the Board of the parent company, Knott's Berry Farm, which was involved in the theme park, retail and food service business. Subsequently, he was the representative for the Knott family on the Board of Cedar Fair LP, which acquired Knott's and has theme parks, retail sales and food service and 12 locations throughout the U.S. Mr. Hackett has a degree in business finance from the University of Southern California School of Business and juris doctorate from the University of Southern California School of Law.

STANLEY A. SOLOMON, 67

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

RICHARD B. SPECTER, 55

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

The additional information required by this item is incorporated by reference from the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.

PART 1V

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements – See Index on page F-1

(b)  Exhibits

2.1	Agreement and Plan of Merger between La Jolla Fresh Squeezed Coffee Co., Inc. and Javo Beverage Company, Inc.(1).
3.1	Certificate of Incorporation (1).
3.2	Bylaws (1).
4.1	Shareholder Rights Agreement by and between the Company and Corporate Stock Transfer, Inc. as Rights Agent (1).
10.1*	Executive Employment Contract between the Company and Cody Ashwell (2)
10.2*	Executive Employment Contract between the Company and Gary Lillian (2)
10.3*	Executive Employment Contract between the Company and Richard Gartrell (2)
10.4*	Executive Employment Contract between the Company and William Marshall (2)
10.5*	Executive Employment Contract between the Company and Stephen Corey (2)
10.6	Net Industrial Lease (Facility Lease) dated August 12, 2002 between the Company and Square One Partners (3)

10.7	2007 Stock Option Plan

11	Statement re earnings per share - included in this 10-K's financial statements

________
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Javo Beverage Company, Inc. has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this March 19, 2008.

Javo Beverage Company, Inc., a Delaware corporation

By:	/s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on March 19, 2008.

Javo Beverage Company, Inc., a Delaware corporation

By:	/s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities.

By:	/s/ Cody C. Ashwell
Cody C. Ashwell

By:	/s/ William C. Baker
William C. Baker
Director

By:	/s/ Ronald S. Beard
Ronald S. Beard
Director

By:
Jerry W. Carlton
Director

By:	/s/ Terry C. Hackett
Terry C. Hackett
Director

By:	/s/ Stanley A. Solomon
Stanley A. Solomon
Director

By:	/s/ Richard B. Specter
Richard B. Specter
Director