Form 10-Q
period 2008-03-31
JAVO BEVERAGE CO INC
filed 2008-04-28
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:
MARCH 31, 2008
OR
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share ("Common Stock"), was 156,080,827 as of April 15, 2008.  The number of shares outstanding of the registrant’s Series B Preferred Stock, $0.001 par value per share (“Preferred Stock”), is 1,952,683.

JAVO BEVERAGE COMPANY, INC.

PART 1

ITEM 1.
CONDENSED FINANCIAL STATEMENTS
JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2008	December 31,
	Unaudited	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,099,565	$6,636,908
Restricted cash	3,138,000	3,863,000
Total cash, restricted cash and cash equivalents	6,237,565	10,499,908

Accounts receivable, less allowances	2,474,621	1,481,924
Inventory, net of reserve for obsolescence	1,014,560	691,420
Prepaid expenses	328,915	293,025
Total current assets	10,055,661	12,966,277

Property and equipment, net	6,402,412	4,644,993
Intangibles, net	783,241	750,060
Deposits	23,858	20,242

Total assets	$17,265,172	$18,381,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,913,125	$2,024,062
Accrued payroll and related benefits	172,888	139,358
Accrued short-term interest payable	356,116	399,808
Working capital line of credit	3,138,000	3,863,000
Warrants payable	1,197,533	2,389,215
Current portion of long-term debt and capital leases	4,963,921	4,990,563
Total current liabilities	12,741,583	13,806,006

Long-term debt and capital leases, net of current portion	12,467,279	13,587,773
Unamortized discount on long-term debt	(8,166,893)	(9,216,562)
Accrued long-term interest payable	58,722	52,444
Total liabilities	17,100,691	18,229,661
Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,952,683 shares issued and outstanding as of March 31, 2008, and as of December 31, 2007	1,953	1,953
Common stock, $0.001 par value, 300,000,000 shares authorized, 156,080,826 shares issued and outstanding as of March 31, 2008, 153,378,797 shared issued and outstanding as of December 31, 2007	156,081	153,379
Additional paid in capital	55,035,623	53,549,821
Deferred compensation	(3,662,023)	(4,023,653)
Accumulated deficit	(51,367,153)	(49,529,589)
Total stockholders' equity	164,481	151,911

Total liabilities and stockholders' equity	$17,265,172	$18,381,572

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2008	2007

Net sales	$3,887,308	$2,748,205

Cost of sales	(2,408,374)	(1,643,116)
Gross profit	1,478,934	1,105,089

Operating expenses:
Selling and marketing	(1,419,292)	(757,672)
General and administrative	(1,734,619)	(909,981)

Total operating expenses	(3,153,911)	(1,667,653)

Loss from operations	(1,674,977)	(562,564)

Other income (expenses):
Interest income	67,377	179,190
Interest expense	(1,421,289)	(1,596,002)
Income from derivatives	1,191,682	2,356,069
Other income	--	31,103
Gain (loss) on disposal of assets	(357)	1,677

Total other income (expense)	(162,587)	972,037

Net income (loss)	$(1,837,564)	$409,473

Basic earnings (loss) per share	$(0.01)	$0.01
Weighted average number of shares outstanding, basic	155,802,530	149,504,927
Diluted earnings per share	NA	$0.01
Weighted average number of shares outstanding, diluted	NA	152,616,284

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF CASH FLOWS
UNAUDITED

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,837,564)	$409,473
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	1,324,206	1,044,295
Gain on derivatives	(1,191,682)	(2,356,069)
Deferred compensation	361,630	--
Provision for bad debt	10,997	1,875
(Gain)/loss on disposal of assets	357	(1,677)
Changes in operating assets and liabilities:
Accounts receivable	(1,003,695)	(1,194,154)
Inventories	(323,140)	(371,268)
Prepaid expenses and other assets	(92,022)	17,419
Employee advances	--	(5,502)
Accounts payable and accrued expenses	814,062	378,311
Accrued payroll and related benefits	33,530	17,419
Accrued interest payable	284,424	189,187
Net cash used in operating activities	(1,618,897)	(1,870,691)
Cash flows from investing activities:
Change in restricted cash	725,000	--
Proceeds from disposal of equipment	4,026	5,000
Purchases of property and equipment	(1,879,611)	(67,176)
Net cash used in investing activities	(1,150,585)	(62,176)
Cash flows from financing activities:
Repayment on line-of-credit	(2,200,000)	--
Proceeds from line-of-credit borrowing	1,475,000	--
Repayments under capital lease obligations	(42,861)	(18,154)
Net cash provided by financing activities	(767,861)	(18,154)

Net change in cash and cash equivalents	(3,537,343)	(1,951,021)
Cash and cash equivalents at beginning of period	6,636,908	18,324,161
Cash and cash equivalents at end of period	$3,099,565	$16,373,140

Non-cash activities:
Issuance of common stock in exchange for debt	$1,166,667	--
Issuance of common stock in exchange for interest due	$321,838	--
Deferred compensation	$361,630	--
Equipment from capital lease	$137,392	$41,684
Warrant liability	$1,197,533	$5,176,302

Supplemental cash flow information:
Cash paid for interest	$47,821	$456,379
Cash paid for income taxes	$9,335	$3,781

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2008 and the results of operations and of cash flows for the three month period ended March 31, 2008 and 2007. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Management believes that although the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The implementation of SFAS No. 159 did not have a material impact on the Company's results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ” (SFAS No. 160) .   SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The Company is in the process of evaluating the impact of SFAS No. 160 on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2.	ACCOUNTS RECEIVABLE

As of March 31, 2008 and December 31, 2007, the Company’s accounts receivable were:

	March 31, 2008	December 31, 2007
Accounts receivable	$2,591,400	$1,693,524
Allowance for doubtful accounts	(116,779)	(211,600)
	$2,474,621	$1,481,924

NOTE 3.	INVENTORY

Inventory consists of the following at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Raw materials	$678,417	$326,170
Finished goods	374,399	403,506
	1,052,816	729,676
Reserve for obsolescence	(38,256)	(38,256)
	$1,014,560	$691,420

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Production and other equipment	$5,635,548	$4,524,563
Construction in process	1,825,591	$1,017,755
Office equipment	294,116	296,528
Leasehold improvements	472,229	381,430
Total cost	8,227,484	6,220,276
Less accumulated depreciation	(1,825,072)	(1,575,283)
	$6,402,412	$4,644,993

During the three months ended March 31, 2008 and 2007, depreciation expense totaled $257,629 and $78,844 respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5.	INTANGIBLE ASSETS

Intangible assets include loan costs of $1,141,050, less accumulated amortization of $1,133,467, for a net of $7,583.  These loan costs are being amortized over the five-year life of the loans.  The loan costs related to promissory notes converted to preferred stock in 2006 became fully amortized at the time of the conversion.  Amortization expense as of March 31, 2008 and 2007 was $1,876 and $4,500, respectively.  In addition, in 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a large contract foodservice operator.  In connection with that contract, the Company agreed to pay a $900,000 conversion fee which is being amortized based on quantities of product sold over the term of the contract.  The Company paid $300,000 in 2005 and $600,000 in 2007.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012.  The Company recorded an amortization expense of $15,033 and of $15,015 for the three months ended March 2008 and 2007, respectively.  The conversion fee net of the $174,431 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.  In April 2008, the Company entered into a three-year contract with a regional Convenience Store Chain.  The Company will be paying for the installation of approximately 1,000 machines at an approximate cost of $200,000.  The machines are expected to be installed by May 31, 2008. As of March 31, 2008, the Company has recorded $50,089 in installation costs.  The Company will be amortizing the installation costs and will begin amortization when installations are completed.

Intangible assets, net as of	March 31, 2008	December 31, 2007
Loan fees	$1,141,050	$1,141,050
Conversion fee	900,000	900,000
Installation costs	50,089	--
	2,091,139	2,041,050
Accumulated amortization	(1,307,898)	(1,290,990)
Net intangibles	$783,241	$750,060

Intangible amortization is projected as follows:	2008

April 2008 to March 2009	$96,841
April 2009 to March 2010	147,148
April 2010 to March 2011	203,002
April 2011 to March 2012	246,682
April 2012 to March 2013	89,568
Thereafter	--
$783,241

NOTE 6.	WORKING CAPITAL LINE OF CREDIT

In July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. which matures July 1, 2009.  The loan is secured by cash and cash equivalents totaling $5,000,000 and carries an interest rate that floats at 1.25% over LIBOR rounded up to the next eighth of a point or a maximum of bank prime.  The loan balance and current interest rate as of March 31, 2008, are $3,188,000 and ranges from 3.875% to 6.00%, respectively.  As of March 31, 2008, the amount available on the line of credit was $1,862,000.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long-term debt, including the Senior Convertible Debt, matures as shown in the table below.  The Company, at its option, may pay its Senior Convertible Debt payments of interest and principal with registered Common Stock, at a discount of 12-15% of the 20 day trailing volume weighted average selling price (‘VWAP”).

Long-term debt matures as follows:

April 2008 to March 2009	$4,963,921
April 2009 to March 2010	5,001,057
April 2010 to March 2011	4,772,962
April 2011 to March 2012	2,633,526
April 2012 to March 2013	59,734
Thereafter	--
$17,431,200
Less current portion	4,963,921
$12,467,279

The Company recorded interest expense in connection with its $21 million Senior Convertible Debt of $1,340,468 and $1,121,658 for the three months ended March 31, 2008 and 2007, respectively.   The interest expense is made up of accrued interest on the convertible notes of $297,843 plus non-cash accretion of its debt discount of $1,042,625 for the three months ended March 31, 2008 and accrued interest on the convertible notes of $372,983 plus non-cash accretion of its debt discount of $1,121,658 for the three months ended March 31, 2007.

In the quarter ending March 31, 2008, the Company entered into a $137,392 capital lease agreement for a new packaging system, payable in 24 monthly installments of $6,754, including interest at 16.41% per annum. The lease matures in 2010.

NOTE 8.	WARRANT LIABILITY AND OTHER DERIVATIVE INCOME

In December 2006, the Company issued five-year warrants for purchase of 7,195,846 of shares of the Company’s Common Stock in connection with its $21 million Senior Convertible Debt.  The warrants have strike prices ranging from $1.79 to $2.24.  The warrants have been accounted for as derivative instruments. The Company is required to re-value the warrants at the end of each reporting period and record the difference in value as either derivative income or expense.  Using Black-Scholes with a 82% stock volatility, 1,353 days remaining to exercise, a fixed interest rate of 2.2%, the strike prices and the quarter end closing stock price of $0.55, the March 31, 2008 value of the warrants was determined to be $1,197,533, down from $2,389,215 at December 31, 2007.  The Company has recorded non-cash other derivative income of $1,191,682 and $2,356,069 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 9.	ISSUANCES OF STOCK AND STOCK OPTIONS

PREFERRED STOCK ISSUANCES

In 2008, the Company has not issued any preferred shares.

COMMON STOCK ISSUANCES AND RETIREMENTS

In January 2008, the Company issued 529,035 shares of the Company’s registered common stock as payment of the $321,838 quarterly interest due on its Senior Convertible Debt.  The shares issued by the Company were valued at 85% of the twenty (20) trading days volume weighted average price, or $0.7636 on the interest payment due.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9.	ISSUANCES OF STOCK AND STOCK OPTIONS (CONTINUED)

In January 2008, the Company issued 606,035 pre-installment shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of pre-installment shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.713 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these pre-installment shares was calculated as less than $388,889 therefore, in February, the Company was required to issue 34,427 additional shares.

In February 2008, 16,500 forfeited shares of the Company's restricted common stock were returned to treasury on the departure of one of its employees.

In February 2008, the Company issued 710,112 pre-installment shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of pre-installment shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.6085 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these pre-installment shares was calculated as less than $388,889, therefore, in March, the Company was required to issue 30,397 additional shares.

In March 2008, the Company issued 738,257 pre-installment shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of pre-installment shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.58530 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these pre-installment shares was calculated as less than $388,889 therefore, in April, the Company was required to issue 70,098 additional shares.

STOCK OPTION ISSUANCES

On April 25, 2007, the Company adopted its 2007 Stock Option and Incentive Plan.  According to the plan the Company may grant stock options, restricted stock, performance shares and unrestricted stock to eligible employees, officers, directors and consultants.    Details of these actions are set forth in the Company’s current report on Form 8-K filed April 27, 2007.

In April 2007, the Company awarded incentive options totaling for the purchase of 5,000,000 shares of the Company’s restricted common stock at a strike price of $1.16 to four Company executives and one key employee.  The options vest at 60% after three (3) years, 20% after four (4) years, and the remaining 20% after five (5) years.  The value of the five-year options was determined using Black Scholes as $4,988,000.  The Company is recognizing the value of the options as non-cash deferred compensation over the term of the options based on their vesting schedule.  For the three months ending March 31, 2008, the Company has recognized $361,630 as non-cash expense related to the stock options. A summary of option activity for the three months ended March 31, 2008 is presented below:

Options	Shares

Outstanding at December 31, 2007	5,000,000

Granted	--
Exercised	--
Forfeited	--
Expired	--
Outstanding at March 31, 2008	5,000,000

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9.	ISSUANCES OF STOCK AND STOCK OPTIONS (CONTINUED)

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

Dispenser

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company on terms that the Company believes to be at arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and the Company has the right to acquire the dispensers for nominal consideration of $1.00 at the end of the term. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction with non-related parties.

As of March 31, 2008, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $182,040 and $170,511, in the three months ended March 31, 2008 and 2007, respectively.   Presented below are the Condensed Balance Sheets as of March 31, 2008 and December 31, 2007, and the Statements of Operations for the Period Ended March 31, 2008 and December 31, 2007, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,420	$17,000
Accounts receivable	182,040	164,080
Total current assets	193,460	181,080
Property and equipment, net	1,368,224	1,475,782
Total assets	$1,561,684	$1,656,862

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,743	$57,745
Long-term debt	1,235,731	1,378,597
Total liabilities	1,290,474	1,436,342
Member Equity	271,210	220,520
Total liabilities and member equity	$1,561,684	$1,656,862

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 10.	RELATED PARTY TRANSACTIONS (CONTINUED)

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	March 31,	December 31,
	2008	2007
Rental Income	$182,040	$716,640
Operating expenses:
General and administrative	(107,557)	(434,307)
Total operating expenses	(107,557)	(434,307)
Income from operations	74,483	282,333
Other income (expenses):
Interest expense	(23,791)	(143,887)
Net Income	$50,692	$138,446

NOTE 11.	SUBSEQUENT EVENTS

In April 2008, the Company made its required monthly debt payment on its Senior Convertible Debt by paying $305,556 in cash and issuing 205,444 pre-installment shares valued at $83,333.  The number of pre-installment shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.40563 per share.  The final value of the shares used to calculate the amount of principal paid is determined based on 85-88% of the volume weighted average price for the trailing twenty (20) trading days.  If the final value of these pre-installment shares is less then $388,889, the Company will be required to issue additional shares to equal the value of the principal.

In April 2008, the Company issued 622,339 shares of the Company’s common stock in payment of $297,843 of interest accrued at 6.95% on it Senior Convertible Debt.  The common stock was issued based on an 85% discount of the volume weight average price for the previously twenty (20) trading days of $0.45 per share.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including but not limited to the following:

•	The impact of rapid or persistent fluctuations in the price of coffee beans;
•	Fluctuations in the supply of coffee beans;
•	General economic conditions and conditions which affect the market for coffee;
•	The effects of competition from other coffee manufacturers and other beverage alternatives;
•	Changes in consumption of coffee;
•	The Company’s ability to generate sufficient cash flows to support capital plans and general operating activities;
•	The introduction of new competitive products;
•
Laws and regulations and/or changes therein including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), environmental laws and  changes in any food and drug laws, especially those that may affect the way in which the Company’s products are marketed and/or labeled and/or sold;

•	The Company’s ability to penetrate new markets;
•	The terms and/or availability of credit facility and the actions of the Company’s creditors;
•	Unforeseen economic and political changes;
•	The Company’s ability to make suitable arrangements for the co-packing of certain of its products;
•	Volatility of stock prices may restrict opportunities;
•	Unilateral decisions by distributors and other customers to discontinue buying all or any of the Company’s products that they are purchasing at this time.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

The following is a comparative table of income statements for quarters ended March 31, 2008 and 2007.  Below is a discussion and analysis of the period-over-period changes.

	Three months ended		Change
	March 31,		3 Months	3 Months
	2008	2007	2008-2007%

Net sales	$3,887,308	$2,748,205	$1,139,103	41.4%
Cost of sales	(2,408,374)	(1,643,116)	(765,258)	46.6%
Gross profit	1,478,934	1,105,089	373,845	33.8%

Operating expenses:
Selling and marketing	(1,419,292)	(757,672)	(661,620)	87.3%
General and administrative	(1,734,619)	(909,981)	(824,638)	90.6%
Total operating expenses	(3,153,911)	(1,667,653)	(1,486,258)	89.1%

Loss from operations	(1,674,977)	(562,564)	(1,112,413)	197.7%

Other income (expenses):
Interest income	67,377	179,190	(111,813)	-62.4%
Interest expense	*(1,421,289)	(1,596,002)	174,713	-10.9%
Income from derivatives	**1,191,682	2,356,069	(1,164,387)	-49.4%
Other income, net	--	31,103	(31,103)	-100.0%
Gain on disposal of assets	(357)	1,677	(2,034)	-121.3%
Total other income/(expense)	(162,587)	972,037	(1,134,624)	-116.7%

Net loss	$(1,837,564)	$409,473	$(2,247,037)	-548.8%

*For the three months ended March 31, 2008, interest expense of $1,421,289 includes non-cash accretion of debt discount of $1,042,625.  In addition interest expense included accrued interest on its Senior Convertible Debt of $297,843 which was paid with common stock in April 2008.  Excluding the non-cash accretion of debt discount and the accrued interest converted to common stock, the Company’s interest expense for the first quarter 2008 was $80,821.

**For the three months ended March 31, 2008, income from derivatives is a non-cash income related to change in Black-Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.  The Company would receive an additional $14.9 million in equity capital if these warrants were exercised in full at the current strike prices.

Non-GAAP – Earnings (Net Income) Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA is defined as net income plus income tax expense, net interest expense, and depreciation and amortization expense. EBITDA is considered a non-GAAP financial measure. The Company believes that EBITDA is an important measure of its performance and is a useful supplement to net income and other income statement data. It believes EBITDA is useful to management and investors in comparing its performance to that of other companies in its industry, since it removes the impact of (a) differences in capital structure, including the effects of interest income and expense, (b) differences among the tax regimes to which it and comparable companies are subject and (c) differences in the age, method of acquisition and approach to depreciation and amortization of productive assets. However, because other companies may calculate EBITDA differently than the Company does, it may be of limited usefulness as a comparative measure. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations are: (a) EBITDA does not reflect the Company’s cash expenditures, or future requirements, for capital expenditures or contractual commitments (b) EBITDA does not reflect changes in, or cash requirements for the Company’s working capital needs (c) EBITDA does not reflect the interest expense, or the cash requirements necessary to service the Company’s principal payments, on our debt (d) EBITDA does not reflect income taxes or the cash requirements for any tax payments and (e) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

The following is a reconciliation of EBITDA to net income for the three month periods ending March 31,

	2008	2007
GAAP Net Income/(Loss)	$(1,837,564)	$409,473

Non-GAAP Net Income/(Loss)
Added non-cash (income)/expense
Depreciation, amortization and accretion of debt discount and other costs	1,616,642	1,616,899
Non-cash option expense	361,630	--
Derivative (income)/expense	(1,191,682)	(2,356,069)
Interest expense excluding accretion of debt discounts	378,664	474,347

Non-GAAP (Loss) income (EBITDA)	$(672,310)	$144,650

REVENUES

For the quarter ended March 31, 2008, the Company had gross revenues of $3,887,308, an increase of $1,139,103 or 41.4% over the same quarter in 2007. The Company realized $2,531,418 or an increase of $1,197,756 or 89.8% in gross revenue from its hot and iced dispensed products.  This revenue growth was fueled by the Company’s record number of new hot and iced dispenser customer placements during the three months ending March 31, 2008.  The Company increased its number of dispenser customer placements by 2,096 in the quarter, giving it a total installed customer dispenser base of 6,401 dispensers.  On an annual basis, the Company anticipates gross revenue between $3,000 and $6,000 per dispenser.

The Company anticipates continued growth in its revenues in 2008 as it creates new distributor relationships and adds dispenser installations for its hot and iced coffee beverages in additional foodservice locations.    The Company is on its plan to reach 8,800 dispensing locations by the end of the second quarter 2008 and at least 10,000 dispensing location by the end of 2008.

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

During first quarter 2008, the Company placed dispensers at customers of each of these purchasing organizations and expects to continue to do so throughout 2008.

Additionally, the Company’s sales force is in active discussions with other potential customers controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended March 31, 2008, were $1,419,292 compared to $757,672 in the same quarter in 2007.  The increase of $661,620 or 87.3% was, primarily, the result of the addition of new sales positions and expenses related to adding new sales territories in every region of the United States.  More specifically, approximately $284,827 of the increase was attributable to additional payroll, benefits, recruiting, travel and entertainment expenses, approximately $264,611 was attributable to increased marketing and promotion expenses, and approximately $112,182 was attributable to expenditures on promotional materials, tradeshow expenses, printing costs, and sales supplies.

The Company anticipates that sales and marketing costs for the remainder of 2008 will increase more modestly than in recent quarters as the growth in its sales will slow.  In addition the Company expects variable sales and marketing costs to increase.  Management expects that sales and marketing costs will decrease as a percentage of sales during the remainder of the year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended March 31, 2008 were $1,734,619 compared to $909,981 in the same quarter in 2007. The increase of $824,638 or 90.6% was due to an increase in payroll, benefits, and travel and entertainment expenses of $92,843 and non-cash expense for options grants of approximately $361,630, warehouse overhead such as general supplies and repairs and maintenance of approximately $9,161, an increase in legal, finance and accounting expenses for outside accounting fees of approximately $34,838, increase in the provision for bad debt of $5,672 and in other overhead expenses of $320,494.  These cost increases were due in part to expansion of staff, increases in costs for legal services, auditors, internal control (SOX) consultants and compliance, and improved insurance coverage including increased limits, reflecting the growth in its operations.

The Company anticipates that general and administration expenses will increase moderately in the remainder of 2008.  The Company anticipates additional documentation and testing costs for Sarbanes-Oxley Act compliance and auditing fees.  General and administrative expense will include non-cash expense for deferred compensation in connection with its stock option of $361,630 for each quarter during the remainder of 2008.

OTHER INCOME/EXPENSES

The Company recorded $(162,587) net other income for the quarter ended March 31, 2008 compared to $972,036 in net other income for the same quarter in 2007. The change in other income/(expense) of $(1,134,624) or -116.7% is primarily due to a non-cash derivative income of $1,191,682 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt offset by non-cash amortization of debt discount related to the same convertible debt of $1,340,468.

The Company’s net other income/expense in the remainder of 2008 will include non-cash interest expense for accretion of the debt discount of $2,825,383 in connection with its $21 million Senior Convertible Debt.  For fiscal year 2008, the aggregate amount of this expense is expected to be $3.9 million. The non-cash accretion of debt discount which was: $1,042,625 in the first quarter of 2008 and will be, $993,892, $942,674 and $888,816 per quarter respectively for each of the remaining three quarters in 2008.

NET LOSS

The net loss for the Company for the quarter ended March 31, 2008 was $(1,837,564) compared to a net income of $409,473 for the same quarter in 2007, a difference of $(2,247,037). The difference is primarily the result of reduced non-cash other derivative income of $1,164,387,  decreased interest income of $111,813, decreased debt discount amortization as interest of $48,546 and an increased loss from operations of $1,228,434 for the quarter ending March 31, 2008.   The increased loss from operations was the result of the Company’s planned increase in sales and general administration expenses and personnel to prepare the Company for the national roll out of its products to various convenience store chains and national group purchasing organization customers.  The increase in loss from operations included non-cash expense for options of $361,250.

The Company’s other income expense for the remainder of 2008 will be unpredictable due to the liability accounting for the warrants issued in connection with its Senior Convertible Debt.  Liability accounting requires the Company to revalue the warrants and record the change as an increase or decrease in warrant liability and report non-cash derivative income or expense.  The warrants are re-valued based on Black-Scholes valuation model.  The major factor affecting the value of the warrants is the Company’s stock price.  If the stock price goes up the warrant liability goes up and the Company reports non-cash derivative expense.  If the stock price goes down the warrant liability goes down and the Company reports non-cash derivative income.  Other factors affecting the warrant liability are the Company’s stock volatility, interest rates and the remaining life of the warrants.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flows from operations since inception through March 31, 2008; it has an accumulated deficit of $51.3 million and has consumed cash from operations and financing in excess of $33.5 million.  It has financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings. The Company anticipates that its current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in remainder of 2008 and anticipated dispenser financing will provide adequate capital to fund operations, sales growth and any required capital expenditures needs.

The Company currently has 6,401 dispensers serving its products in such locations as 7-Eleven, Compass/Foodbuy, Med Assets, Consorta, Amerinet, Premier and multiple other leading convenience stores, hotel, hospital, health care, card club and casino customers.  The Company’s continues to add distribution centers across the United States, and currently includes: Sysco Foods, US Foodservice, Gordon Foodservice, Shamrock Foodservice, PFG, McLane, Core-mark and other broadline and specialty distributors.

The Company used $1.5 million in cash and cash equivalents in operating activities in three months ending March 31, 2008, versus $1.8 million in the same period in 2007.  Overall the Company used $3.5 million in unrestricted cash and cash equivalents in the first quarter 2008 versus $2.0 million in the first quarter 2007.  The increase use of cash was primarily due to investment in dispensers, processing and packaging equipment purchases.

FACTORS AFFECTING QUARTERLY PERFORMANCE

The Company has experienced variations in sales from quarter to quarter due to the sales mix of its products and a variety of other factors including consumer buying trends, marketing programs, seasonality and weather; therefore the results of any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.  The Company anticipates significant growth in sales of its hot and iced dispensed products in 2008.  The iced dispensed sales are expected to be greater in the spring, summer and early fall, while the hot dispensed sales are expected to be greater in late fall, winter and early spring.  The Company anticipates some seasonality in its gross revenue and operating results.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenue from coffee products is recognized upon shipment of product. Estimated returns and allowances are accrued at the time of sale.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123(R), Share-based Payments. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). As of March 31, 2008, the Company had 5,000,000 outstanding employee options or share-based payment awards with market or performance conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The implementation of SFAS No. 159 did not have a material impact on the Company's results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ” (SFAS No. 160) .   SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The Company is in the process of evaluating the impact of SFAS No. 160 on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company on terms that the Company believes to be at arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction with non-related parties.

As of March 31, 2008, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $182,040 and $170,511, for the three months ended March 31, 2008 and 2007, respectively.

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

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be impacted by changes in the price of green coffee.  We enter into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery.   Depending on our demand and the condition of the coffee markets, we will generally make commitments for one to nine months ahead; as of March 31, 2008, we had approximately $528,300 in green coffee purchase commitments.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2008, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in timely fashion material information related to the Company required to be filed in this report.

Changes in Internal Contol over Financial Reporting

The Company made changes in its internal control over financial reporting during the first quarter of 2008 to remediate and correct deficiencies identified in its review of internal control and procedures conducted in the third and fourth quarters of 2007. The internal control review was conducted by Company personnel, including the Chief Financial Officer, with the aid of an internal control consultant and outside IT specialist.  The changes primarily involved adding additional review steps in certain processes, formalization, review and approval processes, and additional training of personnel involved in the financial processes.

More specifically, the Company is in the process of improving its system for valuation of its inventory.  As an interim mitigation step, Company personnel updated finished good costs as of the end of the quarter to insure proper valuation of its inventory.  The Company is in the process of making system improvements and changes to insure that future valuations of its inventory are proper.

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

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

There have been no material changes from the risk factors disclosed in our 2007 Form 10-K.

ITEM 6.	EXHIBITS

31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on April 25, 2008.

JAVO BEVERAGE COMPANY, INC. a Delaware corporation

By:	/s/ Cody C. Ashwell
Cody C. Ashwell
Chairman and Chief Executive Officer

By:	/s/Richard A. Gartrell
Richard A. Gartrell
Chief Financial Officer