Form 10-K/A
period 2007-12-31
JAVO BEVERAGE CO INC
filed 2008-04-29
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended:
DECEMBER 31, 2007
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 0-26897

JAVO BEVERAGE COMPANY, INC.
(Name of Registrant as Specified in Its Charter)

DELAWARE	48-1264292
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $171,945,000, based on the last reported sale price of the Company’s Common Stock as of that date, as reported on the Over-the-Counter Bulletin Board quotation system.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share (“Common Stock”), was 156,050,430 as of February 29, 2008.

EXPLANATORY NOTE

Javo Beverage Company, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on March 20, 2008 (the “Original Filing”), for the purpose of providing additional information required by Parts III and IV of Form 10-K.  At the time of the Original Filing, Javo had intended to incorporate the information required by Part III from its proxy statement for the 2008 annual meeting of stockholders.

This Amendment No. 1 does not change the previously reported financial statements or, except as noted above, any of the other disclosures contained in the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Compliance With Section 16(a) of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934 and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a).  To the Company’s knowledge, based solely on the review of copies of the reports furnished to the Company, reports required to be filed by our executive officers, directors and greater-than-10% stockholders were timely filed, other than one report on Form 4 that was filed late on behalf of Richard Specter reporting a purchase of our common stock.

Code of Ethics

During 2007, the Company adopted a formal written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have posted a copy of our code of ethics on our website at www.javobeverage.com.  You may also request a printed copy of the code of ethics, without charge, by writing us at 1311 Specialty Drive, Vista, California  92081, Attn: Investor Relations.

Audit Committee

We currently do not have a standing audit committee.  As a small company that is traded on the OTC market, we believe that all members of our Board of Directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for us to perform the functions otherwise associated with an audit committee; therefore, our entire Board of Directors acts as the audit committee.  The Board of Directors has determined that William C. Baker qualifies as an audit committee financial expert as defined in Item 407 of Regulation S-K of the Securities and Exchange Act of 1934.  We believe that Mr. Baker does not satisfy the independence standards promulgated by the NASDAQ Stock Market (including independence standards for audit committee members) due to his ownership of Javo Dispenser, LLC.  Because we do not have a separate audit committee, we do not currently have a written audit committee charter or similar document.  We plan to form a standing audit committee during fiscal 2008.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our compensation program is designed to attract, inspire, motivate and reward executives responsible for attaining the financial and strategic objectives essential to our long-term success and growth in stockholder value. The key objectives of the compensation program are to:

•	attract and retain executives who are talented, qualified and capable of achieving our business objectives;

•	remain competitive with the compensation paid to similarly situated executive officers at other companies in our industry;

•	inspire and motivate executives to achieve operating goals through performance-based compensation;

•	provide a strong, direct link between our financial and strategic goals and executive compensation;

•	align the interests of our executives and stockholders by tying elements of compensation to the achievement of Company goals; and

•	fairly reward executives for their efforts.

Historically, the sole compensation element had been a base salary.  Due to the Company’s limited cash resources, cash bonuses had not been awarded and we had historically not compensated officers with equity awards so as to minimize stockholder dilution and to avoid the potential negative impact on the Company’s ability to raise capital in equity financing transactions.  In fiscal 2007, the Company formed a compensation committee tasked with the goal of reviewing the design and guiding philosophy for the Company’s executive compensation practices.  Following a review of historical compensation levels, overall operating performance and individual officer performance, and in light of the Company’s success in raising a relatively significant amount of additional operating capital in December 2006, the compensation committee in April 2007 recommended, and the independent members of the Board approved, the establishment of an equity incentive plan and the issuance of equity awards thereunder, as described more fully below. The adoption of an equity compensation plan reflects the compensation committee’s desire to align the long-term financial interests of the management team with the interests of the stockholders, as well as to reinforce a sense of ownership and overall entrepreneurial spirit.  The Board in fiscal 2007 also approved a performance-based discretionary cash bonus program to further inspire and motivate executives, as more fully described below.

Establishment of Compensation Levels

Historically, compensation levels have been established through negotiation as each executive has joined the Company, with the Company establishing the appropriate salary level through an informal survey by the Board and other members of management of what are considered to be competitive levels within the Company’s industry and geographic areas and after giving due regard to internal pay parity considerations.  In April 2007, the compensation committee reviewed officer salaries and concluded that salary levels of the Company’s executive officers were below competitive levels within the Company’s industry and geographic areas.  The Compensation Committee recommended, and a majority of the independent members of the Board approved, certain compensation changes for the Company’s executive officers.  In approving these changes, the independent directors considered historical compensation levels, including the lack of equity awards, bonus payments and general salary increases in prior periods, and individual and Company performance in prior periods.

Elements of Executive Officer Compensation

Base Salary. We seek to provide our executive officers with competitive annual base salaries in order to attract and retain key employees.  The base salary component of our executive officer compensation program is not designed to incentivize our near-term performance (as performance-based cash bonuses are designed to do), but rather to provide the baseline level of compensation to executive officers.  In most cases, the base salary component will represent the largest annual form of compensation to executive officers, although we have no formal policy regarding the allocation between base salary and other forms of compensation.  In making decisions regarding base salary levels, the compensation committee will consider and evaluate the total compensation package, including possible performance-based cash bonuses and periodic equity awards, received or to be received by a particular executive officer, and seek to ensure that the executive officer’s total compensation package is fair, reasonable and competitive, as determined by the committee, based on the experience of its members and on comparable compensation levels in our industry.  In determining appropriate salary levels for a given executive officer, the compensation committee considers the following factors:

•	individual performance of the executive, as well as our overall performance, during the prior year;

•	level of responsibility;

•	breadth, scope and complexity of the position;

•	internal review of the executive’s compensation relative to other executives to ensure internal equity; and

•	executive officer compensation levels at other similar companies to ensure competitive compensation.

Prior to December 2006, because the Company had only limited operating capital, the Company had only increased officer salaries once since 2002.  This increase was made in late 2006 for one officer in recognition of the expanded duties that this officer had undertaken.  In 2007, after the compensation committee reviewed officer salaries and concluded that salary levels of the Company’s executive officers were below competitive levels within the Company’s industry and geographic areas, the base salaries of the executive officers were increased.  These base salary increases for fiscal 2007, effective as of April 2007, are set forth in the table below for each of our named executive officers.  We expect the compensation committee will conduct similar reviews periodically and adjust salaries as necessary.

Name	2006 Base Salary	2007 Base Salary	Increase
Cody C. Ashwell	$180,000	$210,000	16.7%
Gary A. Lillian	180,000	200,000	11.1
Richard A. Gartrell	180,000	200,000	11.1
William E. Marshall	162,750	200,000	22.9

The base salaries actually paid to each of the named executive officers in fiscal 2007 are set forth below in the Summary Compensation Table.

Cash Bonus. Also starting in fiscal 2007, the compensation committee initiated the practice of providing executive officers with discretionary performance-based cash bonuses, which are specifically designed to reward executives for the Company’s overall performance as well as individual performance in a given year.  In April 2007, the compensation committee considered the Company’s performance and individual officer performance in prior periods.  The committee then compared historical compensation levels to the levels of compensation that was judged by the members of the committee to be typical within the Company’s industry and in Southern California.  Based on these considerations, the committee recommended, and a majority of the independent members of the Board approved, the following bonus awards for 2007.

Name	Bonus for Fiscal 2007
Cody C. Ashwell	$170,000
Gary A. Lillian	100,000
Richard A. Gartrell	100,000
William E. Marshall	100,000

Equity Awards.  In April 2007, the compensation committee recommended that the Company adopt an equity incentive plan, pursuant to which the Company could grant various types of equity awards to the Company’s employees, including the named executive officers.  In prior years, the Company had not granted equity awards to executive officers so as to avoid stockholder dilution, particularly at a time when the Company was focused on its need to be able to raise additional capital through equity financings.  Based on the recent stabilization of the Company’s cash position and improved financial performance, the committee felt that it would be appropriate to adopt an equity incentive plan and to provide appropriate equity awards thereunder to the executive officers.  Accordingly, in April 2007, the Board approved the Company’s 2007 Stock Option and Incentive Plan, or the 2007 Plan, under which the Company may grant stock options, restricted stock, performance shares and unrestricted stock to eligible employees, officers, directors and consultants.

Initial option grants were made under the 2007 Plan in April 2007 to five executive officers, including each of the named executive officers.  These option grants vest over five years, with 60% of the shares vesting on the third anniversary of the grant date, 20% of the shares vesting on the fourth anniversary of the grant date and 20% of the shares vesting on the fifth anniversary of the grant date. The options have a ten-year term and an exercise price of $1.16 per share, which was the fair market value of the common stock on the date of grant.  By providing for an extended vesting period, the compensation committee sought to create a retention tool that would incentivize the named executive officers to remain employed with the Company during the vesting period and build stockholder value over the option term.

The value of the shares subject to the fiscal 2007 option grants to the named executive officers is reflected in the Summary Compensation Table below and further information about these grants is reflected in the Grants of Plan-Based Awards table below.

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law.  We also provide vacation and other paid holidays to all employees, including executive officers, all of which we believe to be comparable to those provided at peer companies. These benefit programs are designed to enable us to attract and retain our workforce in a competitive marketplace.  Health, welfare and vacation benefits ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.

Tax and Accounting Considerations

Deductibility of Executive Compensation. In making compensation decisions affecting our executive officers, the compensation committee considers our ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the compensation committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which limits the tax deductibility to us of compensation in excess of $1.0 million in any year for certain executive officers, except for qualified “performance-based compensation” under the Section 162(m) rules. The compensation committee considers the Section 162(m) rules as a factor in determining compensation, but will not necessarily limit compensation to amounts deductible under Section 162(m). No covered executive’s compensation exceeded $1.0 million for 2007.

Accounting for Stock-Based Compensation. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R) to account for all stock grants under all of our stock plans. Under SFAS No. 123(R), we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Although we assessed the desirability of granting shares of restricted stock to our executive officers and employees in lieu of stock option grants in light of the accounting impact of SFAS No. 123(R), we ultimately determined to retain our stock option program as the main component of our long-term compensation program as that program helps to align management performance with stockholder goals. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Role of Executives in Compensation Decisions

Historically, compensation decisions have been made by the entire Board of Directors, with the Chief Executive Officer not participating in any deliberations or decisions regarding his own compensation.  In 2007, the Board of Directors formed a compensation committee, which has been delegated the responsibility to review the performance and compensation of the Chief Executive Officer on an annual basis and make recommendations to the independent members of the Board of Directors regarding the Chief Executive Officer’s compensation level.  For the remaining executives, the Chief Executive Officer makes recommendations to the compensation committee, which the compensation committee takes into account when making its recommendations to the independent directors regarding officer compensation.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation. The factors described above, as well as the overall compensation philosophy, are reviewed to determine the appropriate level and mix of compensation. Historically, and in 2007, the largest portion of compensation to named executive officers was granted in the form of base salary.

Timing of Compensation

Compensation, including base salary adjustments, for our named executive officers is reviewed annually, usually in the first quarter of the fiscal year and upon promotion or other change in job responsibilities.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for our executives or employees, although senior members of our management team are encouraged and expected to have a significant direct interest in the value of our common stock through open market purchases and/or receipt of equity awards.

Conclusion

Our compensation policies are designed and are continually being developed to retain and motivate our executive officers and to reward them for outstanding individual and corporate performance.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussion, has recommended to the Board that such report be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

COMPENSATION COMMITTEE

Ronald S. Beard, Chairman
William C. Baker
Jerry W. Carlton
Terry C. Hackett
Richard B. Specter

Summary Compensation Table

The following table summarizes compensation paid, awarded or earned for services rendered during each of the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers in fiscal 2007.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total

Cody C. Ashwell Chairman and Chief Executive Officer	2007 2006	$ 202,500 180,000	$ 170,000 --	$ 289,304 --	$ 6,207 2,616	$ 668,011 182,616

Gary A. Lillian President	2007 2006	194,167 180,000	100,000 --	192,869 --	6,515 2,616	493,551 182,616

Richard A. Gartrell Chief Financial Officer	2007 2006	194,167 180,000	100,000 --	192,869 --	2,428 2,616	489,464 182,616

William E. Marshall General Counsel, Sr. Executive Vice President and Secretary	2007 2006	194,167 162,750	100,000 --	192,869 --	6,515 2,616	493,551 165,366

(1)
The value of the option awards has been computed in accordance with SFAS No. 123(R), which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for their services over the requisite service period, which is typically the vesting period, but excluding forfeiture assumptions that are used in calculating equity award expense in the Company’s financial statements.

(2)	Amounts include medical, dental, vision and life insurance premiums paid by us.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the named executive officers during fiscal 2007.

	Grant Date	Option Awards: Number of Securities Underlying Options Granted (#) (1)		Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards (2)
Cody C. Ashwell	4/25/2007	1,500,000	(3)	$ 1.16	$ 1,496,400
Gary A. Lillian	4/25/2007	1,000,000	(3)	1.16	997,600
Richard A. Gartrell	4/25/2007	1,000,000	(3)	1.16	997,600
William E. Marshall	4/25/2007	1,000,000	(3)	1.16	997,600

(1)	The amounts listed reflect stock options granted under our 2007 Stock Option and Incentive Plan and are described in the Outstanding Equity Awards at Fiscal Year-End Table below.
(2)
The grant date fair value of the option awards has been computed in accordance with SFAS No. 123(R), which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for services over the requisite service period, which is typically the vesting period, but excluding forfeiture assumptions that are used in calculating equity award expense in the Company’s financial statements.

(3)
These option awards vest over five years, with 60% of the shares vesting on the third anniversary of the grant date, 20% of the shares vesting on the fourth anniversary of the grant date and 20% of the shares vesting on the fifth anniversary of the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding equity awards at December 31, 2007 for our named executive officers.

	Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Cody C. Ashwell	--	1,500,000	$ 1.16	4/25/2017
Gary A. Lillian	--	1,000,000	1.16	4/25/2017
Richard A. Gartrell	--	1,000,000	1.16	4/25/2017
William E. Marshall	--	1,000,000	1.16	4/25/2017

Option Exercises and Stock Vested

No options were exercised by our named executive officers during fiscal 2007.  As of December 31, 2007, no restricted stock has been granted under the 2007 Plan.

Pension Benefits

We do not have a defined benefit plan. Our named executive officers did not participate in, or otherwise receive any special benefits under, any pension or defined benefit retirement plan sponsored by us during fiscal 2007.

Nonqualified Deferred Compensation

During fiscal 2007, our named executive officers did not contribute to, or earn any amount with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment, Severance and Change in Control Agreements

We have entered into employment agreements with each of the named executive officers.  These agreements set forth the individual’s base salary, bonus eligibility, equity compensation and other employee benefits, which are described above in the Compensation Discussion and Analysis.  Pursuant to their employment agreements, in January 2002 each named executive officer received a restricted stock award upon commencement of employment.  At the end of 2003 and 2005, the five top officers of the Company, including the named executive officers, forfeited their shares of restricted common stock when they collectively contributed an aggregate of 41,550,002 shares of common stock to the Company treasury in order to facilitate the raising of $9.7 million in investment capital through private placement offerings completed in 2003 and 2005.  The employment agreements of the contributing members of management were amended in light of these contributions.

The employment agreements of each of the named executive officers provide that, in the event of a termination by the executive for good reason or by the Company without cause, the executive will be entitled to all accrued salary, vacation time and benefits under any applicable benefit plans of the Company through the date of termination, as well as a prorated bonus for the year in which the termination occurs for any then applicable bonus or bonus plan payable in accordance with the Company’s normal bonus payment policy.  Additionally, upon the execution of a release by the executive, the Company will pay to the executive severance pay in an amount equal to his then base salary until one year from the date of termination.

Potential Payments Upon Termination or Change In Control

We currently have no change in control agreements in place for any of our named executive officers. However, our 2007 Plan contains, and certain option awards granted thereunder contain, provisions regarding the accelerated vesting of options in the event of a change in control or a “Sale Event,” which is defined under the plan as (A) the sale of all or substantially all of the assets of the Company on a consolidated basis to an unrelated person or entity; (B) a merger, reorganization or consolidation in which the outstanding shares of common stock are converted into or exchanged for securities of the successor entity and the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the successor entity immediately upon completion of such transaction; or (C) the sale of all or substantially all of the common stock of the Company to an unrelated person or entity.

Assuming that a change in control occurred as of the end of fiscal 2007, and based on our closing stock price on the last day of trading that year ($0.74) the named executive officers would have received no change in control benefits because the exercise price of then outstanding options was higher than the closing price of our stock.

Director Compensation

Directors received no compensation for their services as directors during fiscal 2007.

Compensation Committee Interlocks and Insider Participation

The Company’s compensation committee currently consists of Ronald S. Beard (Chairman), William C. Baker, Jerry W. Carlton, Terry C. Hackett and Richard B. Specter.  No member of the compensation committee was, at any time during fiscal 2007, an officer or employee of the Company.  There are no compensation committee interlocks between the Company and any other entities involving our executive officers and Board members who serve as executive officers or board members of such entities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Securities Exchange Act of 1934) of the Company’s voting securities as of March 31, 2008 based on information available to us and filings with the SEC by:

•	each person known to the Company to own more than 5% of any class of the Company’s voting securities;

•	each of the Company’s directors;

•	each of the named executive officers; and

•	all of the Company’s directors and executive officers as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock.  This information does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of March 31, 2008 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock and/or preferred stock, except for those jointly owned with that person’s spouse.  Percentage of beneficial ownership is based on 156,080,826 shares of common stock and 1,952,683 shares of preferred stock outstanding as of March 31, 2008.  Unless otherwise indicated, the address of each person listed on the table is c/o Javo Beverage Company, 1311 Specialty Drive, Vista, CA  92081.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Held (1)	Percentage of Common Stock (2)	Shares of Series B Preferred Stock Beneficially Held (3)	Percentage of Series B Preferred Stock (4)
Cody C. Ashwell	9,187,027	5.9%	--	--
Curci Investment Co. (5) 359 San Miguel Drive, Suite 201 Newport Beach, CA 92660	8,546,500	5.6	207,227	10.6%
William C. Baker	7,666,400	5.0	85,009	4.4
William E. Marshall	1,500,300	1.0	--	--
Terry C. Hackett	1,425,000	*	27,751	1.4
Jerry W. Carlton	1,200,000	*	7,855	*
Richard A. Gartrell	1,015,196	*	--	--
Richard B. Specter	830,215	*	3,928	*
Stanley A. Solomon	810,000	*	19,031	1.0
Gary A. Lillian	750,000	*	--	--
Ronald S. Beard	335,000	*	3,928	*

All executive officers and directors as a group (10 persons)	24,719,138	15.9%	147,502	7.6%
_____________

*	Represents beneficial ownership of less than 1%.
(1)	Represents shares of common stock held as of March 31, 2008, plus shares of common stock that may be acquired upon exercise of options exercisable within 60 days from March 31, 2008.

(2)
Based on 156,080,826 shares of common stock outstanding as of March 31, 2008. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming the exercise of all options exercisable within 60 days of March 31, 2008 held by such person and the non-exercise and non-conversion of all other outstanding options.

(3)	Represents shares of Series B preferred stock held as of March 31, 2008.
(4)	Based on 1,952,683 shares of Series B preferred stock outstanding as of March 31, 2008.
(5)	Based on information reported on a Schedule 13D filed with the SEC on September 1, 2006, representing shares held by Curci Investments, LLC, and on information previously reported to the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of December 31, 2007, regarding the Company’s 2007 Stock Option and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	--		--	--
Equity compensation plans not approved by security holders	5,000,000	(1)	$ 1.16	10,000,000
Total	5,000,000		1.16	10,000,000

(1)	Options to purchase an aggregate of 4,500,000 shares of common stock were granted to Messrs. Ashwell, Gartrell, Lillian and Marshall on April 25, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Other than compensation arrangements described above under the caption “Executive Compensation” and except as disclosed in this Item 13, we are not a party to any transactions between us and certain “related parties,” which are generally considered to be our directors and executive officers, nominees for director, holders of 5% or more of our outstanding common stock and members of their immediate families.

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”), a related party, to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors William C. Baker, Terry C. Hackett and Stanley A. Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which will then be rented to the Company on terms that the Company believes to be arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00.  The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction.  As of December 31, 2007, the LLC had purchased 896 dispensers at a cost of $2,153,060.  The Company has rented these machines from the LLC and had incurred a dispenser rental expense of $716,640, $370,791 and $7,291 in 2007, 2006 and 2005, respectively.  The LLC has purchased all the dispensers it has contracted for and will not purchase additional dispensers beyond the 896 it has already purchased.

Related-Party Transaction Review and Approval

The Company does not have a formal policy for the review and approval of related party transactions, although any such transactions involving an officer or director are required to be brought before the Board of Directors for review.  In determining whether to approve or ratify a related party transaction, the disinterested directors may consider, among other factors they deem appropriate, the potential benefits to the Company, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to the Company, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.  In deciding to approve a transaction, the disinterested directors may, in their sole discretion, impose such conditions as they deem appropriate on the Company or the related party in connection with their approval of any transaction.  Any transactions involving the compensation of executive officers, however, are to be reviewed and approved by the compensation committee.

Board Independence

The Company believes that Ronald S. Beard, Jerry W. Carlton and Richard B. Specter satisfy the independence standards set forth under the rules of the NASDAQ Stock Market; William C. Baker, Terry C. Hackett and Stanley A. Solomon would not satisfy these independence standards due to their ownership of Javo Dispenser, LLC and Cody C. Ashwell would not satisfy these standards due to the fact that he currently serves as our Chief Executive Officer.  The Company has defined independence with reference to NASDAQ Marketplace Rule 4200 and has considered known facts and circumstances, including stock ownership levels and related-party transactions, that could reasonably be expected to potentially impact independence.  Although the Company is not listed on the NASDAQ Stock Market, the Company has applied the NASDAQ independence rules to make these independence determinations.

Board Committees

We do not have a standing audit or nominating committee. As a small company, we believe that all of our directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for us to perform the functions otherwise associated with audit and nominating committees. Our compensation committee was formed on March 20, 2007.

 Audit Committee.  Because we do not have an audit committee, the entire Board of Directors acts as the audit committee. The Board of Directors believes that Cody C. Ashwell, William C. Baker, Terry C. Hackett and Stanley A. Solomon are not independent under the rules of the NASDAQ Stock Market.

 Compensation Committee. The compensation committee currently consists of Ronald S. Beard (Chairman), William C. Baker, Jerry W. Carlton, Terry C. Hackett and Richard B. Specter.  The Board of Directors has determined that all members of the compensation committee, with the exception of William C. Baker and Terry C. Hackett, are independent directors under the rules of the NASDAQ Stock Market. The compensation committee reviews and advises the Board of Directors on all compensation arrangements for executive officers and establishes and reviews general policies relating to the compensation and benefits of our officers and employees. The compensation committee is governed by a written charter approved by our Board of Directors. The compensation committee’s report is included in this Annual Report on Form 10-K.

 Nominating Committee. Because we do not have a nominating committee, all of the members of the Board of Directors participate in the consideration of director nominees. The Board of Directors believes that Cody C. Ashwell, William C. Baker, Terry C. Hackett and Stanley A. Solomon are not independent under the rules of the NASDAQ Stock Market. We do not currently have a written nominating committee charter or similar document.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Company by Farber Hass Hurley & McEwen LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006. These fees are for work performed in the fiscal years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2007	2006
Audit Fees:	$ 106,636	$ 104,400

Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the registrant's quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements

Audit-Related Fees:	0	0

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements

Tax Fees:	0	0

Consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning

All Other Fees:	0	0

Consists of fees billed for other products and services not described above

Total All Fees:	$ 106,636	$ 104,400

Pre-Approval Policies and Procedures

Before our independent registered public accounting firm is engaged by the Company to render audit or non-audit services, the engagement and fees are pre-approved by the Company’s Board of Directors acting as the Company’s audit committee.  All audit fees were so pre-approved in 2007.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description	Incorporated by Reference From	Filing Date

2.1	Agreement and Plan of Merger, dated August 15, 2002, by and between La Jolla Fresh Squeezed Coffee Co., Inc. and Javo Beverage Company, Inc.	Current Report on Form 8-K, as Exhibit 3.1	August 19, 2002
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Current Report on Form 8-K, as Exhibit 3.5	November 6, 2006
3.2	Bylaws of the Registrant, as adopted June 21, 2002	Current Report on Form 8-K, as Exhibit 3.3	August 19, 2002
4.1	Shareholder Rights Agreement, dated July 1, 2002, by and between Javo Beverage Company, Inc. and Corporate Stock Transfer, Inc. as Rights Agent	Current Report on Form 8-K, as Exhibit 4.2	August 19, 2002
4.2	Certificate of Designation of Series B Preferred Stock	Current Report on Form 8-K, as Exhibit 3.4	June 7, 2006
4.3	Securities Purchase Agreement, dated December 14, 2006, by and among Javo Beverage Company, Inc. and the Investors named therein	Current Report on Form 8-K, as Exhibit 10.6	December 18, 2006
4.4	Registration Rights Agreement, dated December 15, 2006, by and among Javo Beverage Company, Inc. and the Investors named therein	Current Report on Form 8-K, as Exhibit 10.7	December 18, 2006
4.5	Form of Senior Convertible Note	Current Report on Form 8-K, as Exhibit 10.8	December 18, 2006
4.6	Form of Series A Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.9	December 18, 2006
4.7	Form of Series B Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.10	December 18, 2006
4.8	Form of Series C Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.11	December 18, 2006
10.1*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Cody C. Ashwell	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.1	April 16, 2002
10.2*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Gary A. Lillian	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.2	April 16, 2002
10.3*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Richard A. Gartrell	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.3	April 16, 2002
10.4*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and William E. Marshall	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.4	April 16, 2002
10.5*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Stephen F. Corey	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 2001, as Exhibit 10.5	April 16, 2002

Exhibit Number	Description	Incorporated by Reference From	Filing Date

10.6	Net Industrial Lease (Facility Lease), dated August 12, 2002, by and between Square One Partners and La Jolla Fresh Squeezed Coffee Company, Inc.	Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2002, as Exhibit 10.1	August 15, 2002
10.7*	2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	May 1, 2008
10.8*	Form of Non-Qualified Stock Option Agreement for Company Employees for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	May 1, 2008
10.9*	Form of Non-Qualified Stock Option Agreement for Company Non-Employee Directors for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.3	May 1, 2008
10.10*	Form of Restricted Stock Award Agreement for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.4	May 1, 2008
10.11*	Form of Performance Share Award Agreement for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.5	May 1, 2008
23.1	Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K for the year ended December 31, 2007	March 20, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

______________

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this April 29, 2008.

JAVO BEVERAGE COMPANY, INC., a Delaware Corporation

By:	/s/ Cody C. Ashwell
Cody C. Ashwell Chairman and Chief Executive Officer