Form 10-Q
period 2008-06-30
JAVO BEVERAGE CO INC
filed 2008-08-01
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:
JUNE 30, 2008
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share ("Common Stock"), was 159,602,856 as of July 15, 2008.  The number of shares outstanding of the registrant’s Series B Preferred Stock, $0.001 par value per share (“Preferred Stock”), is 2,147,951 as of July 15, 2008.

JAVO BEVERAGE COMPANY, INC.

PART 1

ITEM 1.         CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31,
	Unaudited	2007
ASSETS
Current assets:
Cash and cash equivalents	$704,692	$6,636,908
Restricted cash	4,577,000	3,863,000
Total cash, restricted cash and cash equivalents	5,281,692	10,499,908

Accounts receivable, less allowances	3,575,246	1,481,924
Inventory, net of reserve for obsolescence	1,095,006	691,420
Prepaid expenses	124,061	293,025
Total current assets	10,076,005	12,966,277

Property and equipment, net	8,415,304	4,644,993
Intangibles, net	859,570	750,060
Deposits	23,858	20,242

Total assets	$19,374,737	$18,381,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$4,190,244	$2,024,062
Accrued payroll and related benefits	184,593	139,358
Accrued short-term interest payable	325,394	399,808
Working capital line of credit	4,577,000	3,863,000
Warrants payable	1,547,740	2,389,215
Current portion of long-term debt and capital leases	4,919,253	4,990,563
Total current liabilities	15,744,224	13,806,006

Long-term debt and capital leases, net of current portion	11,095,165	13,587,773
Unamortized discount on long-term debt	(7,165,510)	(9,216,562)
Accrued long-term interest payable	65,398	52,444
Total liabilities	19,739,277	18,229,661
Commitments and contingencies	--	--
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,952,683 shares issued and outstanding as of June 30, 2008, and as of December 31, 2007	1,953	1,953
Common stock, $0.001 par value, 300,000,000 shares authorized, 158,569,857 shares issued and outstanding as of June 30, 2008, 153,378,797 shared issued and outstanding as of December 31, 2007	158,570	153,379
Additional paid in capital	56,362,523	53,549,821
Deferred compensation	(3,300,393)	(4,023,653)
Accumulated deficit	(53,587,193)	(49,529,589)
Total stockholders' equity (deficit)	(364,540)	151,911

Total liabilities and stockholders' equity (deficit)	$19,374,737	$18,381,572

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$6,684,043	$3,195,340	$10,571,351	$5,943,545

Cost of sales	(3,428,378)	(2,205,852)	(5,836,752)	(3,678,448)
Gross profit	3,255,665	989,488	4,734,599	2,265,097

Operating expenses:
Selling and marketing	(1,850,336)	(1,124,285)	(3,269,628)	(1,881,957)
General and administrative	(1,981,421)	(2,048,635)	(3,716,040)	(3,129,135)

Total operating expenses	(3,831,757)	(3,172,920)	(6,985,668)	(5,011,092)

Loss from operations	(576,092)	(2,183,432)	(2,251,069)	(2,745,995)

Other income (expenses):
Interest income	35,227	194,853	102,604	374,043
Interest expense	(1,356,554)	(1,584,643)	(2,777,843)	(3,180,646)
Income from derivatives	(350,207)	(2,091,761)	841,475	264,308
Other income	40,670	--	40,670	31,103
Gain (loss) on disposal of assets	(13,084)	(2,854)	(13,441)	(1,177)

Total other income (expense)	(1,643,948)	(3,484,405)	(1,806,535)	(2,512,369)

Net income (loss)	$(2,220,040)	$(5,667,837)	$(4,057,604)	$(5,258,364)

Basic earnings (loss) per share	$(0.01)	$(0.04)	$(0.03)	$(0.04)
Weighted average number of shares outstanding, basic	157,833,290	149,631,806	156,817,910	149,568,717

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF CASH FLOWS
UNAUDITED
	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,057,604)	$(5,258,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	2,741,864	2,557,740
Gain on derivatives	(841,475)	(264,308)
Deferred compensation	723,260	241,087
Provision for bad debt	25,830	9,750
(Gain)/loss on disposal of assets	13,058	1,177
Changes in operating assets and liabilities:
Accounts receivable	(2,119,152)	(959,349)
Inventories	(403,586)	(371,532)
Prepaid expenses and other assets	(166,981)	(588,376)
Employee advances	--	(2,096)
Accounts payable and accrued expenses	2,128,681	972,215
Accrued payroll and related benefits	45,235	54,301
Accrued interest payable	558,222	106,864
Net cash used in operating activities	(1,352,648)	(3,500,891)
Cash flows from investing activities:
Change in restricted cash	(714,000)	--
Proceeds from disposal of equipment	4,026	7,317
Purchases of property and equipment	(4,117,996)	(852,541)
Net cash used in investing activities	(4,827,970)	(845,224)
Cash flows from financing activities:
Repayment on line-of-credit	(2,200,000)	--
Proceeds from line-of-credit borrowing	2,914,000	--
Repayment on senior convertible debt	(380,556)	(888,889)
Repayments under capital lease obligations	(85,042)	(55,937)
Net cash provided by financing activities	248,402	(944,826)

Net change in cash and cash equivalents	(5,932,216)	(5,290,941)
Cash and cash equivalents at beginning of period	6,636,908	18,324,161
Cash and cash equivalents at end of period	$704,692	$13,033,220

Non-cash activities:
Issuance of common stock in exchange for debt	$2,198,213	$504,583
Issuance of common stock in exchange for interest due	$619,681	$--
Deferred compensation	$723,260	$271,087
Equipment from capital lease	$137,392	$372,483
Warrant liability	$1,547,740	$7,268,062

Supplemental cash flow information:
Cash paid for interest	$146,486	$745,182
Cash paid for income taxes	$13,035	$3,781

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1.         BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2008 and the results of operations and of cash flows for the six month period ended June 30, 2008 and 2007. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 5” (SFAS No. 160).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The Company is in the process of evaluating the impact of SFAS No. 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 provides a framework for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect that the provisions of SFAS 162 will result in a change in accounting practice for the Company.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2.         ACCOUNTS RECEIVABLE

As of June 30, 2008 and December 31, 2007, the Company’s accounts receivable were:

	June 30, 2008	December 31, 2007
Accounts receivable	$3,696,745	$1,693,524
Allowance for doubtful accounts	(121,499)	(211,600)
	$3,575,246	$1,481,924

NOTE 3.         INVENTORY

Inventory consists of the following at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Raw materials	$682,410	$326,170
Finished goods	450,852	403,506
	1,133,262	729,676
Reserve for obsolescence	(38,256)	(38,256)
	$1,095,006	$691,420

NOTE 4.         PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Production and other equipment	$9,797,063	$4,477,666
Vehicles	46,897	46,897
Construction in process	--	1,017,755
Office equipment	298,218	296,528
Leasehold improvements	472,229	381,430
Total cost	10,614,407	6,220,276
Less accumulated depreciation	(2,199,103)	(1,575,283)
	$8,415,304	$4,644,993

During the six months ended June 30, 2008 and 2007, depreciation expense totaled $637,840 and $193,566 respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5.         INTANGIBLE ASSETS

Intangible assets include loan costs of $1,141,050, less accumulated amortization of $1,134,925, for a net of $6,125.  These loan costs are being amortized over the five-year life of the loans.  The loan costs related to promissory notes converted to preferred stock in 2006 became fully amortized at the time of the conversion.  Amortization expense as of June 30, 2008 and 2007 was $3,333 and $10,556, respectively.

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee which is being amortized as a selling expense over the term of the contract.  The conversion fee was not paid to a purchaser of Javo products and is not a slotting fee within the definition in ETIF 01-9.  The amortization amount is calculated based on the actual quantities of product sold and expensed as part of sales and marketing and not an offset to gross income.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012.  In connection with the modification, the Company reviewed its amortization methodology and determined it was adequate and reasonable.  The Company recorded an amortization expense of $37,542 and $35,277 for the six months ended June 2008 and 2007, respectively.  The conversion fee net of the $196,940 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

In 2008, the Company entered contracts with a three regional convenience store chains.  The Company will be paying for the installation of approximately 1,050 machines at an approximate cost of $215,000.  The installation costs are being amortized over one year.  As of June 30, 2008, the Company has recorded $163,171 in installation costs and $12,785 in amortization.

Intangible assets, net as of	June 30, 2008	December 31, 2007
Loan fees	$1,141,050	$1,141,050
Conversion fee	900,000	900,000
Installation costs	163,171	--
	2,204,221	2,041,050
Accumulated amortization	(1,344,651)	(1,290,990)
Net intangibles	$859,570	$750,060

Intangible amortization is projected as follows:	2008

July 2008 to June 2009	251,626
July 2009 to June 2010	144,885
July 2010 to June 2011	201,000
July 2011 to June 2012	261,000
July 2012 to June 2013	1,059
Thereafter	--
$859,570

NOTE 6.         WORKING CAPITAL LINE OF CREDITS

In July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. which matures July 1, 2009.  The loan is secured by cash and cash equivalents totaling $5,000,000 and carries an interest rate that floats at 1.25% over LIBOR rounded up to the next eighth of a point or a maximum of bank prime.  The loan balance and current interest rate as of June 30, 2008, are $4,577,000 and ranges from 3.75% to 4.125%, respectively.  As of June 30, 2008, the amount available on the line of credit was $423,000.

In June 2008, the Company entered into a financing arrangement which gives it the ability to factor its accounts receivable.  The initial terms provide for the Company to receive funding of 70% on the balance of receivables it factors up to $1,250,000.  In July, the Company paid a one-time $6,250 line fee.  The factor receives a 0.9% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at four percent over prime, currently 9%, on the amount of the advanced by the factoring based on the days the receivables is outstanding. There was no balance outstanding on the factoring line as of June 30, 2008.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 7.         LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long term debt, including the Senior Convertible Debt, matures as shown in the table below.  The Company, at its option, may pay its Senior Convertible Debt payments of interest and principal with registered Common Stock, at a discount of 12-15% of a 20 day trailing volume weighted average selling price (‘VWAP”).

Long-term debt matures as follows:

July 2008 to June 2009	$4,919,253
July 2009 to June 2010	4,985,414
July 2010 to June 2011	4,771,137
July 2011 to June 2012	1,296,104
July 2012 to June 2013	42,510
Thereafter	--
$16,014,418
Less current portion	4,919,253
$11,095,165

The Company recorded interest expense in connection with its $21 million Senior Convertible Debt of $2,609,819 and $3,008,930 for the six months ended June 30, 2008 and 2007, respectively.   The interest expense is made up of accrued interest on the convertible notes of $573,302 plus non-cash accretion of its debt discount of $2,036,517 for the six months ended June 30, 2008 and accrued interest on the convertible notes of $734,411 plus non-cash accretion of its debt discount of $2,274,519 for the six months ended June 30, 2007.

In January 2008, the Company entered into a $137,392 capital lease agreement for a new packaging system, payable in 24 monthly installments of $6,754, including interest at 16.41% per annum. The lease matures in 2010.

NOTE 8.         WARRANT LIABILITY AND OTHER DERIVATIVE INCOME

In December 2006, the Company issued five-year warrants for purchase of 7,195,846 of shares of the Company’s Common Stock in connection with its $21 million Senior Convertible Debt.  The warrants have strike prices ranging from $1.79 to $2.24.  The Company determined that the warrants must be accounted for as liabilities rather than equity because a provision in the warrant agreements provides that the warrant holders have the option to receive a cash payment for the Black Scholes value of the warrants, if the Company were to enter into a transaction that resulted in the Company becoming a private company and no longer a publicly traded company.  Management believes the likelihood of such a transaction is remote but arguably out of its control.  Liability accounting requires the Company to re-value the warrants at the end of each reporting period and the difference in value must be recorded as either derivative income or expense.  Using Black-Scholes with a 75% stock volatility, 1,262 days remaining to exercise, an interest rate of 3.3%, the strike prices and the quarter end closing stock price of $0.73, the June 30, 2008 value of the warrants was determined to be $1,547,740, down from $2,389,215 at December 31, 2007.  The Company has recorded non-cash other derivative income of $841,475 and $264,308 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 9.         ISSUANCES OF STOCK AND STOCK OPTIONS

PREFERRED STOCK ISSUANCES

As of June 30, 2008, the Company has not issued any preferred shares.

COMMON STOCK ISSUANCES AND RETIREMENTS

In January 2008, the Company issued 529,035 shares of the Company’s registered common stock as payment of the $321,838 quarterly interest due on its Senior Convertible Debt.  The shares issued by the Company were valued at 85% of the twenty (20) trading days volume weighted average price, or $0.7636 on the interest payment due per the agreement.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9.         ISSUANCES OF STOCK AND STOCK OPTIONS (CONTINUED)

In January 2008, the Company issued 606,035 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.713 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $388,889; therefore, in February, the Company was required to issue 34,427 additional shares.

In February 2008, 16,500 forfeited shares of the Company’s restricted common stock were returned to treasury on the departure of one of its employees.

In February 2008, the Company issued 710,112 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.6085 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $388,889; therefore, in March, the Company was required to issue 30,397 additional shares.

In March 2008, the Company issued 738,257 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.58530 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $388,889; therefore, in April, the Company was required to issue 117,647 additional shares.

In April 2008, the Company made its required monthly debt payment on its Senior Convertible Debt by paying $305,556 in cash and issuing 205,444 shares valued at $83,333.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.40563 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as more than $388,889; therefore, in April, the Company recognized an additional $8,150 in payment in principal on its debt.

In April 2008, the Company issued 622,339 shares of the Company’s common stock in payment of $297,843 of interest accrued at 6.95% on it Senior Convertible Debt.  The common stock was issued based on an 85% discount of the volume weight average price for the previously twenty (20) trading days of $0.45 per share.

In May 2008, the Company issued 875,229 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.6085 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days. The final value of these shares was calculated as more than $388,889; therefore, in May, the Company recognized an additional $134,636 in payment in principal on its debt.

 In June 2008, the Company issued 668,372 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.6085 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days. The final value of these shares was calculated as more than $388,889; therefore, in June, the Company recognized an additional $27,648 in payment in principal on its debt.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9.         ISSUANCES OF STOCK AND STOCK OPTIONS (CONTINUED)

STOCK OPTION ISSUANCES

On April 25, 2007, the Company adopted its 2007 Stock Option and Incentive Plan.  According to the plan, the Company may grant stock options, restricted stock, performance shares and unrestricted stock to eligible employees, officers, directors and consultants.    Details of these actions are set forth in the Company’s current report on Form 8-K filed April 27, 2007.

In April 2007, the Company awarded aggregate incentive options for the purchase of 5,000,000 shares of the Company’s restricted common stock at a strike price of $1.16 to four Company executives and one key employee.  Sixty (60%) of the options vest a after three (3) years, 20% after four (4) years, and the remaining 20% after five (5) years.  The value of the five-year options was determined using Black Scholes as $4,988,000.  The Company is recognizing the value of the options as non-cash deferred compensation over the term of the options based on their vesting schedule.  For the six months ending June 30, 2008, the Company has recognized $723,260 as non-cash expense related to the stock options. A summary of option activity for the six months ended June 30, 2008 is presented below:

Options	Shares

Outstanding at December 31, 2007	5,000,000

Granted	--
Exercised	--
Forfeited	--
Expired	--
Outstanding at June 30, 2008	5,000,000

The calculation of stock-based compensation requires us to make numerous estimates and assumptions and is particularly sensitive to the expected life of each stock option and the estimated volatility of our stock, both of which we estimate based primarily on historical experience.  Accordingly, this expense may not be representative of that to be expected in future years.

NOTE 10.       RELATED PARTY TRANSACTIONS

Javo Dispenser, LLC

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company on terms that the Company believes to be at arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that at the time the agreement was entered into the terms of this agreement were fair and were consistent with the terms that would be obtained in an arm’s length transaction with non-related parties.  The LLC operating agreement and rental agreement with the Company are attached as an exhibit.

As of June 30, 2008, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $364,080 and $352,560, in the six months ended June 30, 2008 and 2007, respectively.   Presented below are the Condensed Balance Sheets as of June 30, 2008 and December 31, 2007, and the Statements of Operations for the Period Ended June 30, 2008 and December 31, 2007, respectively.

 JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 10.       RELATED PARTY TRANSACTIONS (CONTINUED)

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,284	$17,000
Accounts receivable	204,080	164,080
Total current assets	207,364	181,080
Property and equipment, net	1,249,730	1,475,782
Total assets	$1,457,094	$1,656,862

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$53,328	$57,745
Long-term debt	1,092,343	1,378,597
Total liabilities	1,145,671	1,436,342
Member Equity	311,423	220,520
Total liabilities and member equity	$1,457,094	$1,656,862

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED
	For the Six Months	For the Twelve Months
	Ended June 30,	Ended December 31,
	2008	2007
Rental Income	$364,080	$716,640
Operating expenses:
General and administrative	(231,730)	(434,307)
Total operating expenses	(231,730)	(434,307)
Income from operations	132,350	282,333
Other income (expenses):
Interest expense	(41,447)	(143,887)
Net Income	$90,903	$138,446

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 11.       SUBSEQUENT EVENTS

In July 2008, the Company issued 588,774 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days ending or $0.6085 per share.  The final value of the shares used to calculate the amount of principal paid is determined based on 85-88% of the volume weighted average price for the trailing twenty (20) trading days.  If the final value of these shares is less then $388,889, the Company will be required to issue additional shares to equal the value of the principal.

In July 2008, the Company issued 444,224 shares of the Company’s common stock in payment of $275,458 of interest accrued at 6.95% on it Senior Convertible Debt.  The common stock was issued based on an 85% discount of the volume weight average price for the previously twenty (20) trading days of $0.62 per share.

In July 2008, the Company issued 195,268 shares of Series B Preferred Stock as payment in kind for the $1 dividend per share to the holders of the Series B Preferred Shares.  The issuance increased the shares of Series B Preferred shares outstanding to 2,147,951.

On July 16, 2008, the Company received its initial advance from its receivable factoring line of credit of $247,186.

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

The following is a comparative table of income statements for quarters ended June 30, 2008 and 2007.  Below is a discussion and analysis of the period-over-period changes.

	Three months ended		Change
	June 30,		3 Months	3 Months
	2008	2007	2008-2007%

Net sales	$6,684,043	$3,195,340	$3,488,703	109.2%
Cost of sales	(3,428,378)	(2,205,852)	(1,222,526)	55.4%
Gross profit	3,255,665	989,488	2,266,177	229.0%

Operating expenses:
Selling and marketing	(1,850,336)	(1,124,285)	(726,051)	64.6%
General and administrative	(1,981,421)	(2,048,635)	67,214	-3.3%
Total operating expenses	(3,831,757)	(3,172,920)	(658,837)	20.8%

Loss from operations *	(576,092)	(2,183,432)	1,607,340	-73.6%

Other income (expenses):
Interest income	35,227	194,853	(159,626)	-81.9%
Interest expense **	(1,356,554)	(1,584,643)	228,089	-14.4%
Expense from derivatives ***	(350,207)	(2,091,761)	1,741,554	-83.3%
Other income, net	40,670	--	40,670	100%
Gain on disposal of assets	(13,084)	(2,854)	(10,230)	358.4%
Total other income/(expense)	(1,643,948)	(3,484,405)	1,840,457	-52.8%

Net loss	$(2,220,040)	$(5,667,837)	$3,447,797	-60.8%

*For the three months ended June 30, 2008, loss from operations includes non-cash option expense of $361,630 and depreciation and amortization expense of $415,505.

**For the three months ended June 30, 2008, interest expense of $1,356,554 includes non-cash accretion of debt discount of $993,892.  In addition, interest expense included accrued interest on its Senior Convertible Debt of $275,458 which was paid with common stock in July 2008.  Excluding the non-cash accretion of debt discount and the accrued interest converted to common stock, the Company’s interest expense for the second quarter 2008 was $87,204.

***For the three months ended June 30, 2008, expense from derivatives is a non-cash income related to change in Black-Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.  The Company would receive an additional $14.9 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the quarter ended June 30, 2008, the Company had gross revenues of $6,684,043, an increase of $3,488,703 or 109.2% over the same quarter in 2007. The Company realized $5,928,092 or an increase of $3,873,806 or 188.6% in gross revenue from its hot and iced dispensed products.  This revenue growth was fueled by the Company’s record number of new hot and iced dispenser customer placements during the quarter.  The Company increased its number of dispenser customer placements by 2,425 in the quarter, giving it a total installed customer dispenser base of 8,826 dispensers.  On an annual basis, the Company anticipates gross revenue between $3,000 and $6,000 per dispenser.

The Company anticipates continued growth in its revenues in 2008 as it creates new distributor relationships and adds dispenser installations for its hot and iced coffee beverages at new foodservice locations.    The Company is on target to exceed its plan to reach at least 10,000 installed dispensing locations by the end of 2008.

The Company has a growing list of national and regional customers, including: 7-Eleven, Speedway-Super America, Sunoco, BP Products North America, Exxon-Mobil, Haagen-Dazs, Mrs. Fields, Caribou Coffee, Compass Group, Premier Healthcare, Med-Assets Supply Chain System, US Department of Veterans Affairs, Amerinet, Gordon Foodservice, Shamrock Foods, Sysco, and US Foodservice.

In late 2007, the Company’s hot coffee program gained product approval from several large national purchasing organizations including Premier Healthcare, MedAssets and Department of Veterans Affairs.  Previously the Company had gained approvals with Compass Group of Americas Divisions’ Morrison Management, Eurest, Bon Appetit, Chartwells College and University Dining, Restaurant Associates and Creative Host Services.  These approvals provide the Company with thousands of potential dispenser locations to sell its products.

During first half of 2008, the Company placed dispensers at a record pace, totaling 4,521 new customer locations in hospitals, long term care facilities, universities, hotels, casinos, convenience stores and other foodservice facilities across the United States.  The Company expects continued growth in dispenser placements during the second half of 2008 and beyond.

The Company estimates that its current hot coffee customers have over 20,000 potential dispensing locations serving hot coffee from concentrates which could be converted to its products.  Additionally, The Company estimates that its current iced coffee customers have over 50,000 potential dispensing locations where it could sell its products.  This potential does not consider the larger opportunity to convert customer locations that currently serve traditional drip brewed coffee or iced coffee to its concentrated and dispensed coffee system.

The Company’s sales force is in active discussions with potential new chain customers and group purchasing organizations controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

Gross Profit Margin

Gross profit margin as a percentage of net sales for the quarter ended June 30, 2008 was 49% compared to 31% in the same quarter 2007. The 18% percentage point gain in gross profit margin was due primarily to realizing the cost savings from a full quarter’s impact of the integration of thermal processing, processing and packaging of its iced concentrated products in its Vista plant.  The integration of the thermal processing, processing and packaging which eliminated certain processing and packaging fees as well as freight charges to ship extracts and ingredients to 3rd party co-packers.  In addition, the Company’s large growth in sales allowed it to realized cost savings through production and labor efficiency improvements, and lower corrugate costs.  The Company’s overall freight charges in the 2nd quarter were reduced by shipping truck load quantities to a 3rd party distribution center for re-distribution of order quantities to its east coast customers.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended June 30, 2008, were $1,850,336 compared to $1,124,285 in the same quarter in 2007.  The increase of $726,051 or 64.6% was due to salaries and related selling expenses incurred by the Company as it has added new sales territories in every region of the United States in the second half of 2007 and, to a lesser extent, in the first half of 2008.  More specifically, $148,466 of the increase was attributable to additional payroll and benefits, $9,043 to additional recruiting expense, $120,155 to additional travel and entertainment expenses, $391,719 to increased variable marketing and promotion expenses, and $56,668 in increased expenditures for promotional materials, tradeshow expenses, printing costs, and sales supplies.

The Company anticipates that sales and marketing costs for the remainder of 2008 will increase modestly and overall will be a lower percentage of sales than last year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended June 30, 2008 were $1,981,421 compared to $2,048,635 in the same quarter in 2007. The decrease of $67,214 or -3.3% was due to decreases in payroll, benefits, and travel and entertainment expenses and in legal and accounting expenses of $360,568 offset by an increase in depreciation and amortization expense of $278,514 and an increase in personal property taxes of $12,887.

The Company anticipates that general and administration expenses will increase moderately in the remainder of 2008.    General and administrative expense includes non-cash expense for deferred compensation in connection with its awarded stock options of $361,630 for each quarter in 2008.

OTHER INCOME/EXPENSES

The Company recorded $1,643,948 net other expense for the quarter ended June 30, 2008 compared to $3,484,405 in net other expense for the same quarter in 2007. The decrease of $1,840,457 or -52.8% is primarily due to a reduction in non-cash derivative expense of $1,741,554 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt and a reduction in non-cash amortization of debt discount related to the same convertible debt of $158,969.

The Company’s net other income/expense in the remainder of 2008 will include non-cash interest expense for accretion of the debt discount of $1,831,480 in connection with its $21 million Senior Convertible Debt.  For fiscal year 2008, the aggregate amount of this expense is expected to be $3.9 million. The non-cash accretion of debt discount was: $1,042,625 and $993,892 in the first and second quarters of 2008, respectively.

NET LOSS

The net loss for the Company for the quarter ended June 30, 2008 was $2,220,040 compared to a net loss of $5,667,837 for the same quarter in 2007, a difference of $(3,447,797). The difference is primarily due to a reduction in loss from operations  of $1,607,340, and a decrease in other expenses of $1,840,457.   The decreased loss from operations was primarily the result of the Company’s increase in sales and resulting increase in gross profit, offset by an increase in variable sales and marketing expense.  The net loss from operations included non-cash expense for options of $361,630, and depreciation and amortization expense of $415,505.  The decrease is other expense was primarily due to a reduction in the non-cash derivative expense due to liability account for warrants of $1,741,554.

The Company’s other income expense for the remainder of 2008 will be unpredictable due to the liability accounting for the warrants issued in connection with its Senior Convertible Debt.  Liability accounting requires the Company to revalue the warrants, record the change as an increase or decrease in warrant liability, and report non-cash derivative income or expense.  The warrants are re-valued based on Black-Scholes valuation model.  The major factor affecting the value of the warrants is the Company’s stock price.  If the stock price goes up, the warrant liability goes up and the Company reports non-cash derivative expense.  If the stock price goes down, the warrant liability goes down and the Company reports non-cash derivative income.  Other factors affecting the warrant liability are the Company’s stock volatility, interest rates and the remaining life of the warrants.

SIX MONTHS ENDING JUNE 30, 2008 COMPARED TO SIX MONTHS ENDING JUNE 30, 2007.

The following is a comparative table of income statements for quarters ended June 30, 2008 and 2007.  Below is a discussion and analysis of the period-over-period changes.

	Six months ended		Change
	June 30,		6 Months	6 Months
	2008	2007	2008-2007%

Net sales	$10,571,351	$5,943,545	$4,627,806	77.9%
Cost of sales	(5,836,752)	(3,678,448)	(2,158,304)	58.7%
Gross profit	4,734,599	2,265,097	2,469,502	109.0%

Operating expenses:
Selling and marketing	(3,269,628)	(1,881,957)	(1,387,671)	73.7%
General and administrative	(3,716,040)	(3,129,135)	(586,905)	18.8%
Total operating expenses	(6,985,668)	(5,011,092)	(1,974,576)	39.4%

Loss from operations*	(2,251,069)	(2,745,995)	494,926	-18.0%

Other income (expenses):
Interest income	102,604	374,043	(271,439)	-72.6%
Interest expense**	(2,777,843)	(3,180,646)	402,803	-12.7%
Income from derivatives***	841,475	264,308	577,167	218.4%
Other income, net	40,670	31,103	9,567	30.8%
Gain on disposal of assets	(13,441)	(1,177)	(12,264)	1042.0%
Total other income/(expense)	(1,806,535)	(2,512,369)	705,834	-28.1%

Net loss	$(4,057,604)	$(5,258,364)	$1,200,760	-22.8%

*For the six months ended June 30, 2008, loss from operations includes non-cash option expense of $723,560 and depreciation and amortization expense of $688,167.

**For the six months ended June 30, 2008, interest expense of $2,777,843 includes non-cash accretion of debt discount of $2,036,517.  In addition interest expense included accrued interest on its Senior Convertible Debt of $573,302 which was paid with common stock in April 2008.  Excluding the non-cash accretion of debt discount and the accrued interest converted to common stock, the Company’s interest expense for the first six months of 2008 was $168,024.

***For the six months ended June 30, 2008, income from derivatives is a non-cash income related to change in Black-Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.  The Company would receive an additional $14.9 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the six months ended June 30, 2008, the Company had gross revenues of $10,571,351, an increase of $4,627,806 or 77.9% over the same six months in 2007. The Company realized $8,459,510 or an increase of $5,071,562 or 149.7% in gross revenue from its hot and iced dispensed products.  This revenue growth was fueled by the Company’s record number of new hot and iced dispenser customer placements during the six months ending June 30, 2008.  During this period, the Company increased its number of dispenser customer placements by 4,521, giving it a total installed customer dispenser base of 8,826 dispensers.  On an annual basis, the Company anticipates gross revenue between $3,000 and $6,000 per dispenser.

The Company anticipates continued growth in its revenues in 2008 as it creates new distributor relationships and adds dispenser installations for its hot and iced coffee beverages at new foodservice locations.    The Company is on target to exceed its plan to reach at least 10,000 dispensing locations by the end of 2008.

The Company has a growing list of national and regional customers, including: 7-Eleven, Speedway-Super America, Sunoco, BP Products North America, Exxon-Mobil, Haagen-Dazs, Mrs. Fields, Caribou Coffee, Compass Group, Premier Healthcare, Med-Assets Supply Chain System, US Department of Veterans Affairs, Amerinet, Gordon Foodservice, Shamrock Foods, Sysco, and US Foodservice.

In late 2007, the Company’s hot coffee program gained product approval from several large national purchasing organizations including Premier Healthcare, MedAssets and Department of Veterans Affairs.  Previously the Company had gained approvals with Compass Group of Americas Divisions’ Morrison Management, Eurest, Bon Appetit, Chartwells College and University Dining, Restaurant Associates and Creative Host Services.  These approvals provide the Company with thousands of potential dispenser locations to sell its products.

During first half of 2008, the Company placed dispensers at a record pace, totaling 4,521 new customer locations in hospitals, long term care facilities, universities, hotels, casinos, convenience stores and other foodservice facilities across the United States.  The Company expects continued growth in dispenser placements during the second half of 2008 and beyond.

The Company estimates that its current hot coffee customers have over 20,000 potential dispenser locations serving hot coffee from concentrates which could be converted to its products.  Additionally, The Company estimates that its current iced coffee customers have over 50,000 potential dispenser locations where it could sell its products.  This potential does not consider the larger opportunity to convert customer locations that currently serve traditional drip brewed coffee or iced coffee to its concentrated and dispensed coffee system.

The Company’s sales force is in active discussions with potential new chain customers and group purchasing organizations controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

Gross Profit Margin

Gross profit margin for the first six months of 2008 compared to the first six months of 2007 improved 7 percentage points to 45% from 38%.  The 7 percentage point gain in gross profit margin was due primarily to realizing the cost savings from integration of roasting of coffee beans for the entire six months in 2008 and to full integration of thermal processing, processing and packaging of its iced concentrated products in the 2nd quarter 2008.  The integration of the coffee bean roasting eliminated 3rd party roasting fees and certain freight charges.  The integration of the thermal processing, processing and packaging which eliminated certain processing and packaging fees as well as freight charges to ship extracts and ingredients to 3rd party co-packers.  In addition, the Company large growth in sales allowed it to realized cost savings through production and labor efficiency improvements, and lower corrugate costs.  The Company’s overall freight charges in the 2nd quarter were reduced by shipping truck load quantities to a 3rd party distribution center for re-distribution of order quantities to its east coast customers.  The Company anticipates it will maintain similar gross profit margins in future quarters.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the six months ended June 30, 2008, were $3,269,628 compared to $1,881,957 in the same six months in 2007.  The increase of $1,387,671 or 73.7% was, primarily, due to salaries and related selling expenses incurred by the Company as it has added new sales territories in every region of the United States in the second half of 2007 and, to a lesser extent, in the first half of 2008 and increased marketing allowances, which increase as sales increase.  More specifically, $345,507 of the increase was attributable to additional payroll and benefits for new sales and customer service personnel, $219,674 to additional travel and entertainment expenses, $537,873 to increased variable marketing allowances, $99,342 to product warranty expense, $72,963 to increased tradeshow expenses and $112,312 to increased promotional materials, printing and sales supplies costs.

The Company anticipates that sales and marketing costs for the remainder of 2008 will increase modestly over the remainder of the year.  A portion of these expenses related to promotions and marketing allowances are variable and will increase in relation to sales.  Management expects that sales and marketing costs will decrease as a percentage of sales during the remainder of the year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended June 30, 2008 were $3,716,040 compared to $3,129,135 in the same six months in 2007. The increase of $586,905 or 18.8% was due to a $395,917 decrease in payroll and benefits offset by an increase in non-cash option expense of $482,173, an increase in depreciation expense of $444,274, an increase in rent of $27,371, an increase in expanded insurance premiums of $11,873, an increase personal property taxes of $13,067 and a net increase in various other general and administrative expenses of $4,064.

The Company anticipates that general and administration expenses will increase moderately in the remainder of 2008.  The Company anticipates additional documentation and testing costs for Sarbanes-Oxley Act compliance and auditing fees.  General and administrative expense will include non-cash expense for deferred compensation in connection with its stock option of $361,630 for each quarter or $1,446,520 in 2008.

OTHER INCOME/EXPENSES

The Company recorded $1,806,535 net other expense for the six months ended June 30, 2008 compared to $2,512,369 in net other expense for the same six months in 2007. The decrease of $705,834 or -28.1% is primarily due to reduced non-cash derivative income of $841,475 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt offset by reduced non-cash amortization of debt discount related to the same convertible debt of $288,002.

The Company’s net other income/expense in the remainder of 2008 will include non-cash interest expense for accretion of the debt discount of $1,831,490 in connection with its $21 million Senior Convertible Debt.  For fiscal year 2008, the aggregate amount of this expense is expected to be $3.9 million. The non-cash accretion of debt discount which was: $1,042,625 and $993,892 for the first and second quarters of 2008 and will be $942,674 and $888,816 for the third and fourth quarters, respectively.

NET LOSS

The net loss for the Company for the six months ended June 30, 2008 was $4,057,604 compared to a net loss of $5,258,364 for the same six months in 2007, a decrease of $1,200,760. The difference is primarily the result of reduced non-cash other derivative income of $841,475,  decreased interest income of $9,567, decreased debt discount amortization as interest of $20,568 and a decrease in the loss from operations of $494,926, offset by an increase in interest expense for the line-of-credit of $40,608 for the six months ending June 30, 2008.   The decreased loss from operations was the primarily the result of the Company’s increase in sales and resulting increase in gross profit, offset by an increase in variable sales and marketing expense.  The net loss from operations included non-cash expense for options of $723,260, and depreciation and amortization expense of $688,167.

The Company’s other income expense for the remainder of 2008 will be unpredictable due to the liability accounting for the warrants issued in connection with its Senior Convertible Debt.  Liability accounting requires the Company to revalue the warrants, record the change as an increase or decrease in warrant liability, and report non-cash derivative income or expense.  The warrants are re-valued based on Black-Scholes valuation model.  The major factor affecting the value of the warrants is the Company’s stock price.  If the stock price goes up, the warrant liability goes up and the Company reports non-cash derivative expense.  If the stock price goes down, the warrant liability goes down and the Company reports non-cash derivative income.  Other factors affecting the warrant liability are the Company’s stock volatility, interest rates and the remaining life of the warrants.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flows from operations since inception through June 30, 2008; it has an accumulated deficit of $53.5 million and has consumed cash from operations and financing in excess of $35 million.  It has financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings. The Company anticipates that its current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in remainder of 2008 and anticipated dispenser financing will provide adequate capital to fund operations, sales growth and any required capital expenditures needs.

The Company currently has 8,826 dispensers serving its products in such locations as 7-Eleven, Compass/Foodbuy, Med Assets, Consorta, Amerinet, Premier and multiple other leading convenience stores, hotel, hospital, health care, card club and casino customers.  The Company’s continues to add distribution centers across the United States, and currently includes:  Sysco Foods, US Foodservice, Gordon Foodservice, Shamrock Foodservice, PFG, McLane, Core-mark and other broad line and specialty distributors.

The Company used $1.4 million in cash and cash equivalents in operating activities in six months ending June 30, 2008, versus $3.5 million in the same period in 2007.  Overall the Company used $5.93 million in unrestricted cash and cash equivalents in the first six months of 2008 versus $5.29 million during the same six months of 2007.  The increase use of cash was primarily due to purchases of dispensers, and processing and packaging equipment.   The Company realized earnings before interest expense, taxes, depreciation and amortization in the 2nd quarter of 2008 and expects to continue to generate cash from operations in the future.  The Company anticipates any further capital needs will be provided through earnings from operations, line of credit, receivable financing and future asset financing arrangements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123(R), Share-based Payments. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). As of June 30, 2008, the Company had 5,000,000 outstanding employee options or share-based payment awards with market or performance conditions.

Accounting for Derivatives

The Company’s net other income/expenses will be affected significantly and unpredictably by the market price of its Common Stock because it is required under EITF 00-19 to account for the warrants issued in connection with the Company’s Senior Convertible Debt as derivative liabilities.  The Company determined that the warrants must be accounted for as liabilities rather than equity because a provision in the warrant agreements provides that the warrant holders have the option to receive a cash payment for the Black Scholes value of the warrants, if the Company were to enter into a transaction that resulted in the Company becoming a private company and no longer a publicly traded company.  Management believes the likelihood of such a transaction is remote but arguably out of its control. The Company is required to revalue these warrants at the end of each reporting period.  The Company uses the Black Scholes method to value the warrants.  The Company is required to record the periodic change in value as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase, and if the stock price goes down, the value of the warrants will generally decrease.  If these warrants were to be exercised in full, the Company would receive proceeds of approximately $14.9 million.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ” (SFAS No. 160) .   SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The Company is in the process of evaluating the impact of SFAS No. 160 on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 provides a framework for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect that the provisions of SFAS 162 will result in a change in accounting practice for the Company.

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company on terms that the Company believes at the time entered into was arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction with non-related parties.

As of June 30, 2008, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $364,080 and $352,560, for the six months ended June 30, 2008 and 2007, respectively.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relating to our operations result primarily from changes in commodity prices and our ability to pass along those cost increases through customer price increases.  We do not use financial instruments or commodity contracts in hedging transactions or for trading purposes, although we do make forward commitments to buy coffee beans  to mitigate against these risks, as described below.

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be impacted by changes in the price of green coffee.  We enter into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery.   Depending on our demand and the condition of the coffee markets, we will generally make commitments for one to nine months ahead; as of June 30, 2008, we had approximately $779,000 in green coffee purchase commitments.

ITEM 4.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2008, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in timely fashion material information related to the Company required to be filed in this report.

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

ITEM 1A.            RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2007 Form 10-K.

ITEM 6.               EXHIBITS

10.1	Javo Dispenser LLC Master Equipment Lease Agreement
10.2	Limited Liability Agreement of Javo Dispenser, LLC
10.3	Amendment No. 1 to Limited Liability Company Operating Agreement
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on July 30, 2008.

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