Form 10-Q
period 2008-09-30
JAVO BEVERAGE CO INC
filed 2008-11-10
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:
SEPTEMBER 30, 2008
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share ("Common Stock"), was 163,345,062 as of October 27, 2008.  The number of shares outstanding of the registrant’s Series B Preferred Stock, $0.001 par value per share (“Preferred Stock”), is 2,147,951 as of October 27, 2008.

JAVO BEVERAGE COMPANY, INC.

PART 1

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	September 30, 2008 Unaudited	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$372,346	$6,636,908
Restricted cash	4,777,000	3,863,000
Total cash, restricted cash and cash equivalents	5,149,346	10,499,908

Accounts receivable, less allowances	2,711,006	1,481,924
Inventory, net of reserve for obsolescence	1,086,231	691,420
Prepaid expenses	237,992	293,025
Total current assets	9,184,575	12,966,277

Property and equipment, net	9,500,899	4,644,993
Intangibles, net	805,433	750,060
Deposits	23,858	20,242

Total assets	$19,514,765	$18,381,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$6,191,340	$2,024,062
Accrued payroll and related benefits	201,574	139,358
Accrued short-term interest payable	267,754	399,808
Working capital line of credit	4,777,000	3,863,000
Warrants payable	557,690	2,389,215
Current portion of long-term debt and capital leases	4,830,614	4,990,563
Total current liabilities	16,825,972	13,806,006

Long-term debt and capital leases, net of current portion	9,892,196	13,587,773
Unamortized discount on long-term debt	(6,214,871)	(9,216,562)
Accrued long-term interest payable	72,497	52,444
Total liabilities	20,575,794	18,229,661
Commitments and contingencies	--	--
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,147,951 shares issued and outstanding as of September 30, 2008, and 1,952,683 as of December 31, 2007	2,148	1,953
Common stock, $0.001 par value, 300,000,000 shares authorized, 161,980,266 shares issued and outstanding as of September 30, 2008, 153,378,797 shared issued and outstanding as of December 31, 2007	161,980	153,379

Additional paid in capital	59,937,281	53,549,821
Deferred compensation	(2,938,764)	(4,023,653)
Accumulated deficit	(58,223,674)	(49,529,589)
Total stockholders' equity (deficit)	(1,061,029)	151,911

Total liabilities and stockholders' equity (deficit)	$19,514,765	$18,381,572

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$5,636,101	$3,898,985	$16,169,911	$9,807,252

Cost of sales	(3,365,333)	(2,807,636)	(9,202,085)	(6,486,084)
Gross profit	2,270,768	1,091,349	6,967,826	3,321,168

Operating expenses:
Selling and marketing	(2,072,451)	(1,176,101)	(5,304,537)	(3,022,781)
General and administrative	(2,602,931)	(1,698,928)	(6,318,972)	(4,828,063)

Total operating expenses	(4,675,382)	(2,875,029)	(11,623,509)	(7,850,844)

Loss from operations	(2,404,614)	(1,783,680)	(4,655,683)	(4,529,676)

Other income (expenses):
Interest income	32,487	186,806	135,092	560,849
Interest expense	(1,305,436)	(1,540,071)	(4,083,279)	(4,720,716)
Income from derivatives	990,050	2,998,898	1,831,525	3,263,206
Other income	271	11,746	40,941	42,849
Gain (loss) on disposal of assets	3,441	(1,427)	(10,000)	(2,604)

Total other income (expense)	(279,187)	1,655,952	(2,085,721)	(856,416)

Net income (loss)	$(2,683,801)	$(127,728)	$(6,741,404)	$(5,386,092)

Basic earnings (loss) per share	$(0.02)	$(0.00)	$(0.04)	$(0.04)
Weighted average number of shares outstanding, basic	160,461,880	150,889,106	158,018,075	150,013,683

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF CASH FLOWS
UNAUDITED
	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,741,404)	$(5,386,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	4,312,996	3,823,585
Gain on derivatives	(1,831,525)	(3,263,206)
Issuance of common stock for services	378,000	--
Deferred compensation	1,084,890	602,717
Provision for bad debt	44,162	135,200
Loss on disposal of assets	10,000	2,604
Changes in operating assets and liabilities:
Accounts receivable	(1,273,244)	(1,772,647)
Inventories	(394,811)	(395,900)
Prepaid expenses and other assets	(293,135)	(999,216)
Employee advances	--	(743)
Accounts payable and accrued expenses	4,065,778	1,359,730
Accrued payroll and related benefits	62,215	80,131
Accrued interest payable	783,139	493,990
Net cash used in operating activities	207,061	(5,319,847)
Cash flows from investing activities:
Change in restricted cash	(914,000)	(500,000)
Proceeds from disposal of equipment	4,026	7,317
Purchases of property and equipment	(5,754,665)	(2,152,832)
Net cash used in investing activities	(6,664,639)	(2,645,515)
Cash flows from financing activities:
Repayment on line-of-credit	(2,200,000)	(713,000)
Proceeds from line-of-credit borrowing	3,114,000	1,213,000
Repayment on long-term debt	(598,500)	(888,889)
Repayments under capital lease obligations	(122,484)	(92,283)
Net cash provided by financing activities	193,016	(481,172)
Net change in cash and cash equivalents	(6,264,562)	(8,446,534)
Cash and cash equivalents at beginning of period	6,636,908	18,324,161
Cash and cash equivalents at end of period	$372,346	$9,877,627

Non-cash activities:
Issuance of preferred stock	$1,952,683	$1,775,166
Issuance of common stock in exchange for debt	$3,170,435	$2,377,942
Issuance of common stock in exchange for interest due	$895,139	$--
Issuance of common stock in exchange for services	$378,000	$--
Return of common stock to treasury	$16	$4
Deferred compensation	$1,084,890	$602,717
Equipment from capital lease	$137,392	$372,483
Warrant liability	$1,831,525	$3,263,206
Supplemental cash flow information:
Cash paid for interest	$234,676	$774,627
Cash paid for income taxes	$14,885	$3,918

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1.                      BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2008 and the results of operations and of cash flows for the nine month period ended September 30, 2008 and 2007. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Finanal Liabilities" which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The implementation of SFAS No. 159 did not have a material impact on the Company's results of operations or financial position.

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

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2.                      ACCOUNTS RECEIVABLE

As of September 30, 2008 and December 31, 2007, the Company’s accounts receivable were:

	September 30, 2008	December 31, 2007
Accounts receivable	$2,829,527	$1,693,524
Allowance for doubtful accounts	(118,521)	(211,600)
	$2,711,006	$1,481,924

NOTE 3.                      INVENTORY

Inventory consists of the following at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Raw materials	$777,665	$326,170
Finished goods	346,822	403,506
	1,124,487	729,676
Reserve for obsolescence	(38,256)	(38,256)
	$1,086,231	$691,420

NOTE 4.                      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Production and other equipment	$11,436,656	$4,477,666
Vehicles	46,897	46,897
Construction in process	-	1,017,755
Office equipment	298,218	296,528
Leasehold improvements	472,229	381,430
Total cost	12,254,000	6,220,276
Less accumulated depreciation	(2,753,101)	(1,575,283)
	$9,500,899	$4,644,993

During the nine months ended September 30, 2008 and 2007, depreciation expense totaled $1,191,282 and $313,657, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5.                      INTANGIBLE ASSETS

Intangible assets include loan costs of $1,141,050, less accumulated amortization of $1,136,113, for a net of $4,937.  These loan costs are being amortized over the five-year life of the loans.  The loan costs related to promissory notes converted to preferred stock in 2006 became fully amortized at the time of the conversion.  Amortization expense as of September 30, 2008 and 2007 was $4,521 and $14,835, respectively.

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee that is being amortized based on the quantity of product sold over the term of the contract.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012. The Company recorded an amortization expense of $61,347 and $57,828 for the nine months ended September 2008 and 2007, respectively.  The conversion fee amortization is recorded as a reduction in gross revenue to arrive at net sales.  The conversion fee net of the $220,745 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

In 2008, the Company entered into contracts with three regional convenience store chains.  The Company will be paying for the installation of approximately 1,050 machines at an approximate cost of $215,000.  The installation costs are being amortized over one year.  As of September 30, 2008, the Company has recorded $175,394 in installation costs and $54,153 in amortization.

Intangible assets, net as of	September 30, 2008	December 31, 2007
Loan fees	$1,141,050	$1,141,050
Conversion fee	900,000	900,000
Installation costs	175,394	--
	2,216,444	2,041,050
Accumulated amortization	(1,411,011)	(1,290,990)
Net intangibles	$805,433	$750,060

Intangible amortization is projected as follows:	2008

October 2008 to September 2009	232,032
October 2009 to September 2010	156,646
October 2010 to September 2011	216,000
October 2011 to September 2012	199,500
October 2012 to September 2013	1,255
Thereafter	--
$805,433

NOTE 6.                      LINE OF CREDITS

In July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. which matures July 1, 2009.  The loan is secured by cash and cash equivalents totaling $5,000,000 and carries an interest rate that floats at 1.25% over LIBOR rounded up to the next eighth of a point or a maximum of bank prime.  As of September 30, 2008, the loan balance was $4,777,000 and the interest rate on the individual draws ranged from 3.75% to 5.0%.  As of September 30, 2008, the amount available on the line of credit was $223,000.

In July 2008, the Company entered into a financing arrangement which gives it the ability to factor its accounts receivable.  The terms provide for the Company to receive funding of 70% on the balance of receivables it factors up to $1,250,000.  In July, the Company paid a one-time $6,250 line fee.  The factor receives a 0.9% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at four percent over prime, on the amount of the advanced by the factoring based on the number of days the receivables is outstanding. The amount advanced on the factoring line as of September 30, 2008 was $468,756.

This line of credit was paid off and replaced by a larger factoring line of credit in October 2008.  See Note 11.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7.                      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long term debt, including the Senior Convertible Debt, matures as shown in the table below.  The Company, at its option, may pay its Senior Convertible Debt payments of interest and principal with registered Common Stock, at a discount of 12 or 15% of a 20 day trailing volume weighted average selling price (‘VWAP”).

Long-term debt matures as follows:

October 2008 to September 2009	$4,830,615
October 2009 to September 2010	4,994,103
October 2010 to September 2011	4,742,705
October 2011 to September 2012	126,577
October 2012 to September 2013	28,810
Thereafter	--
$14,722,810
Less current portion	4,830,614
$9,892,196

The Company recorded interest expense in connection with its $21 million Senior Convertible Debt of $3,809,214 and $4,485,501 for the nine months ended September 30, 2008 and 2007, respectively.   The interest expense is made up of accrued interest on the convertible notes of $830,023 plus non-cash accretion of its debt discount of $2,979,191 for the nine months ended September 30, 2008 and accrued interest on the convertible notes of $1,077,786 plus non-cash accretion of its debt discount of $3,407,715 for the nine months ended September 30, 2007.

In January 2008, the Company entered into a $137,392 capital lease agreement for a new packaging system, payable in 24 monthly installments of $6,754, including interest at 16.41% per annum. The lease matures in 2010.

NOTE 8.                      WARRANT LIABILITY AND OTHER DERIVATIVE INCOME

In December 2006, the Company issued five-year warrants for purchase of 7,195,846 shares of the Company’s Common Stock in connection with its $21 million Senior Convertible Debt.  The warrants have strike prices ranging from $1.79 to $2.24.  The Company determined that the warrants must be accounted for as liabilities rather than equity because a provision in the warrant agreements provides that the warrant holders have the option to receive a cash payment for the Black Scholes value of the warrants if the Company were to enter into a transaction that resulted in the Company becoming a private company and no longer a publicly traded company.  Management believes the likelihood of such a transaction is remote but arguably out of its control.  Liability accounting requires the Company to re-value the warrants at the end of each reporting period and the difference in value must be recorded as either derivative income or expense.  Using Black-Scholes with a 76.6% stock volatility, 1,170 days remaining to exercise, an interest rate of 2.12%, the strike prices and the quarter end closing stock price of $0.44, the September 30, 2008 value of the warrants was determined to be $557,690, down from $2,389,215 at December 31, 2007.  The Company has recorded non-cash other derivative income of $1,831,525 and $3,263,206 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 9.                      ISSUANCES OF STOCK AND STOCK OPTIONS

PREFERRED STOCK ISSUANCES

In July 2008, the Company issued 195,268 shares of Series B Preferred Stock as payment in kind for the $1 dividend per share to the holders of the Series B Preferred Shares.  The issuance increased the number of Series B Preferred shares outstanding to 2,147,951.

COMMON STOCK ISSUANCES AND RETIREMENTS

In January 2008, the Company issued 529,035 shares of the Company’s registered common stock as payment of the $321,838 quarterly interest due on its Senior Convertible Debt.  The shares issued by the Company were valued at 85% of the average of the twenty (20) trading day volume weighted average price, or $0.7636 on the interest payment due per the agreement.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9.                      ISSUANCES OF STOCK AND STOCK OPTIONS (CONTINUED)

In January 2008, the Company issued 606,035 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.713 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $388,889; therefore, in February, the Company was required to issue 34,427 additional shares.

In February 2008, 16,500 forfeited shares of the Company’s restricted common stock were returned to treasury on the departure of one of its employees.

In February 2008, the Company issued 710,112 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.6085 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $388,889; therefore, in March, the Company was required to issue 30,397 additional shares.

In March 2008, the Company issued 738,257 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.58530 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $388,889; therefore, in April, the Company was required to issue 117,647 additional shares.

In April 2008, the Company made its required monthly debt payment on its Senior Convertible Debt by paying $305,556 in cash and issuing 205,444 shares valued at $83,333.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.40563 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as more than $83,333; therefore, in April, the Company recognized an additional $8,150 in payment in principal on its debt.

In April 2008, the Company issued 622,339 shares of the Company’s common stock in payment of $297,843 of interest accrued at 6.95% on it Senior Convertible Debt.  The common stock was issued based on an 85% discount of the volume weight average price for the previously twenty (20) trading days of $0.45 per share.

In May 2008, the Company issued 875,229 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.6085 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days. The final value of these shares was calculated as more than $388,889; therefore, in May, the Company recognized an additional $134,636 in payment in principal on its debt.

In June 2008, the Company issued 668,372 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.6085 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days. The final value of these shares was calculated as more than $388,889; therefore, in June, the Company recognized an additional $27,648 in payment in principal on its debt.

In July 2008, the Company issued 588,774 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days  or $0.66051 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $388,889; therefore, in August, the Company was required to issue 171,232 additional shares.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9.                      ISSUANCES OF STOCK AND STOCK OPTIONS (CONTINUED)

In July 2008, the Company issued 444,224 shares of the Company’s common stock in payment of $275,458 of interest accrued at 6.95% on it Senior Convertible Debt.  The common stock was issued based on an 85% discount of the volume weight average price for the previously twenty (20) trading days of $0.729 per share.

In August 2008, the Company made its required monthly debt payment on its Senior Convertible Debt by paying $148,148 in cash and issuing 486,524 shares valued at $240,741.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.54980 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $240,741; therefore, in September, the Company was required to issue 9,671 additional shares.

In September 2008, the Company made its required monthly debt payment on its Senior Convertible Debt by paying $46,296 in cash and issuing 683,904 shares valued at $342,593.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.5566 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $342,593; therefore, in October, the Company was required to issue 126,080 additional shares.

On September 18, 2008, the Company issued 900,000 shares of the Company’s common stock to its non-employee Directors as compensation for their services.  The Company recorded a non-cash expense of $0.42 per share totaling $378,000 for the issuance of the stocks.  The expense was based on the fair market value of the shares on the date of issuance.

STOCK OPTION ISSUANCES

On April 25, 2007, the Company adopted its 2007 Stock Option and Incentive Plan.  According to the plan, the Company may grant stock options, restricted stock, performance shares and unrestricted stock to eligible employees, officers, directors and consultants.    Details of these actions are set forth in the Company’s current report on Form 8-K filed April 27, 2007.

In April 2007, the Company awarded aggregate incentive options for the purchase of 5,000,000 shares of the Company’s restricted common stock at a strike price of $1.16 to four Company executives and one key employee.  Sixty percent (60%) of the options vest after three (3) years, 20% after four (4) years, and the remaining 20% after five (5) years.  The value of the five-year options was determined using Black Scholes as $4,988,000.  The Company is recognizing the value of the options as non-cash deferred compensation over the term of the options based on their vesting schedule.  For the nine months ending September 30, 2008, the Company has recognized $1,084,890 as non-cash expense related to the stock options. A summary of option activity for the nine months ended September 30, 2008 is presented below:

Options	Shares

Outstanding at December 31, 2007	5,000,000

Granted	--
Exercised	--
Forfeited	--
Expired	--
Outstanding at September 30, 2008	5,000,000

The calculation of stock-based compensation requires us to make numerous estimates and assumptions and is particularly sensitive to the expected life of each stock option and the estimated volatility of our stock, both of which we estimate based primarily on historical experience.  Accordingly, this expense may not be representative of that to be expected in future years.

 JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 10.                      RELATED PARTY TRANSACTIONS

Javo Dispenser, LLC

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Mssrs. Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company on terms that the Company believes to be at arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that at the time the agreement was entered into the terms of this agreement were fair and consistent with the terms that would be obtained in an arm’s length transaction with non-related parties.  The LLC operating agreement and rental agreement with the Company are attached as an exhibit.

As of September 30, 2008, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $546,120 and $534,600, in the nine months ended September 30, 2008 and 2007, respectively.   Presented below are the Condensed Balance Sheets as of September 30, 2008 and December 31, 2007, and the Statements of Operations for the Period Ended September 30, 2008 and December 31, 2007, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,094	$17,000
Accounts receivable	228,120	164,080
Total current assets	229,214	181,080
Property and equipment, net	1,147,794	1,475,782
Total assets	$1,377,008	$1,656,862

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,614	$57,745
Long-term debt	949,476	1,378,597
Total liabilities	1,002,090	1,436,342
Member Equity	374,918	220,520
Total liabilities and member equity	$1,377,008	$1,656,862

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 10.                      RELATED PARTY TRANSACTIONS (CONTINUED)

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months Ended	Twelve Months Ended
	September 30, 2008	December 31, 2007
Rental Income	$546,120	$716,640
Operating expenses
General and administrative	(334,218)	(434,307)
Total operating expenses	(334,218)	(434,307)
Income from operations	211,902	282,333
Other income (expenses)
Interest expense	(57,504)	(143,887)
Net Income	$154,398	$138,446

NOTE 11.                      SUBSEQUENT EVENTS

In October 2008, the Company paid off its accounts receivable factoring line of credit (see Note 6 above) and replaced it with a facility from another factoring company.  The initial terms of the new lending facility provide for the Company to receive advance funding of up to 75% on the balance of its receivables up to $6,000,000.  In September, the Company paid a due diligence fee of $29,500 which will be amortized over the life of the contract, 36 months.  The Company pays a 0.465% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at three percent over prime, currently 7.5%, on the amount advanced by the factoring based on the days the receivables is outstanding.  In addition, the new factor facility allows the Company, at its option, to receive as an advance an additional 25% of the eligible receivables.  This optional advance must be repaid over a 13 week period before it can be advanced again.  The Company pays a 0.5% draw down fee and interest of 0.467% per diem on the outstanding balance for the optional advance.

In addition, the new lending facility provided a term loan of $595,000, payable in 36 monthly installments of $16,527.78 plus interest at 15.5% per annum. Part of the proceeds were used to pay off $252,582 in equipment financing.

In October 2008, the Company made its required monthly debt payment on its Senior Convertible Debt by paying $111,111 in cash and issuing 749,135 shares valued at $277,778.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.412 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $277,778; therefore, in November, the Company was required to issue 341,049 additional shares.

In October 2008, the Company issued 615,660 shares of the Company’s common stock in payment of $256,722 of interest accrued at 6.95% on it Senior Convertible Debt.  The common stock was issued based on an 85% discount of the volume weight average price for the previously twenty (20) trading days of $0.4905 per share.

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

•	The Company’s ability to penetrate new markets;
•	The terms and/or availability of financing and the actions of the Company’s creditors;
•	Unforeseen economic and political changes;
•	The Company’s ability to make suitable arrangements for the co-packing of certain of its products;
•	Volatility of stock prices may restrict opportunities;
•	Unilateral decisions by distributors and other customers to discontinue buying all or any of the Company’s products that they are purchasing at this time.

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the SEC are not exhaustive.

You are strongly encouraged to consider these factors when evaluating forward-looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

OVERVIEW

The Company is a manufacturer of coffee and tea concentrates, drink mixes, and flavor systems serving the food service, food and beverage manufacturing, and retail industries. Javo employs a proprietary brewing technology to produce fresh brewed coffees and teas that are flavorful, concentrated and stable and offers a variety of beverage concentrates that may be dispensed on-demand from equipment similar to fountain juice and soda dispensers.  The Company’s coffee and tea concentrates arrive at the operator in refrigerated bag-in-box packages ready for loading into dispensers that serve hot and over-ice beverages on an as-needed basis.  For food service industry customers, it combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage manufacturers and retailers looking for authentic coffee and tea flavor for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts and flavors.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The following is a comparative table of income statements for quarters ended September 30, 2008 and 2007.  Below is a discussion and analysis of the period-over-period changes.

	Three months ended		Change
	September 30,		3 Months	3 Months
	2008	2007	2008-2007%

Net sales	$5,636,101	$3,898,985	$1,737,116	44.6%
Cost of sales	(3,365,333)	(2,807,636)	(557,697)	19.9%
Gross profit	2,270,768	1,091,349	1,179,419	108.1%

Operating expenses:
Selling and marketing	(2,072,451)	(1,176,101)	(896,350)	76.2%
General and administrative*	(2,602,931)	(1,698,928)	(904,003)	53.2%
Total operating expenses	(4,675,382)	(2,875,029)	(1,800,353)	62.6%

Loss from operations	(2,404,614)	(1,783,680)	(620,934)	34.8%

Other income (expenses):
Interest income	32,487	186,806	(154,319)	-82.6%
Interest expense **	(1,305,436)	(1,540,071)	234,635	-15.2%
Income from derivatives ***	990,050	2,998,898	(2,008,848)	-67.0%
Other income, net	271	11,746	(11,475)	-97.7%
Gain on disposal of assets	3,441	(1,427)	4,868	-341.1%
Total other income/(expense)	(279,187)	1,655,952	(1,935,139)	-116.9%

Net loss	$(2,683,801)	$(127,728)	$(2,556,073)	2001.2%

*For the three months ended September 30, 2008,  general and administrative expenses include non-cash option expense of $361,630, non-cash compensation stock issuance expense of $378,000 and non-cash depreciation and amortization expense of $594,810.

**For the three months ended September 30, 2008, interest expense of $1,305,436 includes non-cash accretion of debt discount of $942,674.  In addition, interest expense included accrued interest on its Senior Convertible Debt of $256,722 which was paid with common stock in October 2008.  Excluding the non-cash accretion of debt discount and the accrued interest converted to common stock, the Company’s interest expense for the second quarter 2008 was $106,040.

***For the three months ended September 30, 2008, expense from derivatives is a non-cash income related to change in Black-Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.  The Company would receive an additional $14.9 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the quarter ended September 30, 2008, the Company had net sales of $5,636,101, an increase of $1,737,116 or 44.6% over the same quarter in 2007. The Company realized sales for its dispensed iced and hot coffee of $4,292,673, an increase of $1,443,580 or 50.7% versus the same period last year.  This revenue growth was fueled by the Company’s growing number of new hot and iced dispenser customer placements.  During the third quarter, the Company sold an additional 519 dispenser placements, giving it a total customer dispenser base of 9,345 dispensers at hospitals, long term care facilities, universities, hotels, casinos, convenience stores and other foodservice facilities across the United States.  Depending upon the usage rate of the location, the type of equipment placed and whether the Company owns the equipment, on an annual basis, the Company anticipates gross revenue between $2,500 and $5,500 per dispenser.

The Company’s dispensed specialty beverage platform offers to the approximately 2.5 million traditional foodservice locations across the country the ability to deliver convenient, high quality coffee shop-style beverages at a time when consumers are looking for value oriented alternatives for their daily purchases.  When a foodservice location places a Javo hot coffee or specialty beverage dispenser in their restaurant, hospital, convenience store or casino it creates a monthly revenue stream for the Company who supplies the beverage concentrates for that equipment.  The Company anticipates continued year over year growth in its revenues in the final quarter of 2008 and into 2009 as it adds new dispenser installations for its hot and iced coffee beverages to within existing foodservice customers and creates new distributor relationships.  The Company expects to end the year with approximately 10,000 customer dispensing locations.

The Company has a growing list of national and regional customers, including: 7-Eleven, Speedway-Super America, Sunoco, BP Products North America, Exxon-Mobil, Haagen-Dazs, Caribou Coffee, Compass Group, Premier Healthcare, Med-Assets Supply Chain System, US Department of Veterans Affairs, Amerinet, Gordon Foodservice, Shamrock Foods, Sysco, and US Foodservice.

As is typical for the season of the year, the Company shifted its focus during the quarter from iced coffee products to hot coffee programs sold within its growing base of approved national programs, such as Premier Healthcare, the Department of Veterans Affairs, Compass Group, Morrison Management, Eurest, Chartwells University Dining, Amerinet and MedAssets Supply Chain Systems.  The approvals provide the Company with thousands of potential locations to sell its products.

The Company estimates that its current hot coffee customers have over 20,000 potential dispensing locations serving hot coffee from concentrates which could be converted to its products.  Additionally, the Company estimates that its current iced coffee customers have over 50,000 potential dispensing locations where it could sell its products.  This potential does not consider the larger opportunity to convert new foodservice locations that currently serve traditional brewed coffee to  Javo’s concentrated and dispensed coffee system.

The Company believes that revenue from installed dispensers has demonstrated itself to be relatively insulated from economic cycles.  The key reason is that, even though consumers in the current economic conditions may seek out less costly ways to purchase their coffee, they typically do not reduce daily consumption when tightening their belts.  Furthermore, the Company’s largest customer sector is healthcare, which is expected to be stable or even growing in patient and staff populations over the middle and long term.  Whether in a good or poor economy, Management believes that the Company has substantial ability to grow as a consequence of capturing an ever larger share of the growing $7 billion US market for foodservice coffee and tea products.

The Company’s sales force is in active discussions with potential new chain customers and group purchasing organizations controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

Gross Profit Margin

Gross profit margin as a percentage of net sales for the quarter ended September 30, 2008 was 40.3% compared to 28.0% in the same quarter 2007. The 12.3 percentage point gain in gross profit margin was due primarily to realizing cost savings from the integration of coffee roasting and key processing and packaging for concentrated iced coffee products at the Company’s Vista plant.  This integration eliminated previously outsourced processing and packaging fees as well as freight charges to ship extracts and ingredients to 3rd party co-packers.  In addition, the Company’s growth in sales allowed it to realize cost savings through production and labor efficiency improvements and lower packaging costs.  Additionally, the Company’s overall freight charges in the third quarter were reduced by shipping truck load quantities to a 3rd party distribution center for re-distribution of order quantities to its East Coast customers.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended September 30, 2008, were $2,072,451 compared to $1,176,101 in the same quarter in 2007.  The increase of $896,350 was due to salaries and related selling expenses incurred by the Company as it acquired a full national sales force in the second half of 2007 and, to a lesser extent, in the first half of 2008.  More specifically, $618,771 was attributable to increased variable marketing and promotion expenses, $171,283 to payroll and benefits for new sales professionals, $84,463 to additional travel and entertainment expenses and $21,833 in increased expenditures for tradeshow expenses, printing costs, and telephone expenses and sales supplies.

The Company anticipates that sales and marketing costs for the remainder of 2008 will increase modestly and overall will be a lower percentage of sales than last year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended September 30, 2008 were $2,602,931 compared to $1,698,928 in the same quarter in 2007. The increase of $904,003 or 53.2% was due to an increase in non-cash depreciation and amortization expense of $474,719, and an increase of non-cash stock issuance costs of $378,000 and increases in payroll, benefits, and travel and entertainment expenses, legal and accounting expenses of $51,284.

The Company anticipates that general and administration expenses will change modestly, primarily, in non-cash expenses during the remainder of 2008.    General and administrative expense includes non-cash expense for deferred compensation in connection with its awarded stock options of $361,630 for each quarter in 2008.

OTHER INCOME/EXPENSES

The Company recorded $279,187 in net other expense for the quarter ended September 30, 2008 compared to $1,655,952 in net other income for the same quarter in 2007. The decrease of $1,935,139 was primarily due to a reduction in non-cash derivative income of $2,008,848 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt and a reduction in non-cash amortization of debt discount related to the same convertible debt of $190,522.

The Company’s net other income/expense for the fourth quarter of 2008 will include non-cash interest expense for accretion of the debt discount of $888,817 in connection with its $21 million Senior Convertible Debt.  For fiscal year 2008, the aggregate amount of this expense is expected to be $3.9 million. The non-cash accretion of debt discount was: $1,042,625,   $993,892 and $942,674 in the first, second and third quarters of 2008, respectively.

NET LOSS

The net loss for the Company for the quarter ended September 30, 2008 was $2,683,801 compared to a net loss of $127,728 for the same quarter in 2007, a difference of $2,556,073. The difference is primarily due to a reduction in non-cash derivative expense due to liability accounting for warrants of $2 million and additional non-cash expenses of $852 thousand.  The increased loss from operations was primarily the result of the Company’s increased gross profit offset by an increase in variable sales and marketing expense, an increase in non-cash expenses for non-cash stock compensation of $378,000 and an increase in non-cash depreciation and amortization expense of $474,719.  The net loss from operations for the three months ending September 30, 2008 included non-cash expense for options of $361,630 and for stock issuances of $378,000 and depreciation and amortization expense of $594,810.

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

NINE MONTHS ENDING SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2007.

The following is a comparative table of income statements for quarters ended September 30, 2008 and 2007.  Below is a discussion and analysis of the period-over-period changes.

	Nine months ended		Change
	September 30,		9 Months	9 Months
	2008	2007	2008-2007%

Net sales	$16,169,911	$9,807,252	$6,362,659	64.9%
Cost of sales	(9,202,085)	(6,486,084)	(2,716,001)	41.9%
Gross profit	6,967,826	3,321,168	3,646,658	109.8%

Operating expenses:
Selling and marketing	(5,304,537)	(3,022,781)	(2,281,756)	75.5%
General and administrative*	(6,318,972)	(4,828,063)	(1,490,909)	30.9%
Total operating expenses	(11,623,509)	(7,850,844)	(3,772,665)	48.1%

Loss from operations	(4,655,683)	(4,529,676)	(126,007)	2.8%

Other income (expenses):
Interest income	135,092	560,849	(425,757)	-75.9%
Interest expense**	(4,083,279)	(4,720,716)	637,437	-13.5%
Income from derivatives***	1,831,525	3,263,206	(1,431,681)	-43.9%
Other income, net	40,941	42,849	(1,908)	-4.5%
Gain on disposal of assets	(10,000)	(2,604)	(7,396)	284.0%
Total other income/(expense)	(2,085,721)	(856,416)	(1,229,305)	143.5%

Net loss	$(6,741,404)	$(5,386,092)	$(1,355,312)	25.2%

*For the nine months ended September 30, 2008, general and administrative expenses includes non-cash depreciation and amortization expense of $1,245,435, non-cash compensation stock issuance expense of $378,000 and non-cash option expense of $1,084,890.

**For the nine months ended September 30, 2008, interest expense of $4,083,279 includes non-cash accretion of debt discount of $2,979,191.  In addition interest expense included accrued interest on its Senior Convertible Debt of $830,023 which was paid with common stock in April, June and October 2008.  Excluding the non-cash accretion of debt discount and the accrued interest converted to common stock, the Company’s interest expense for the first nine months of 2008 was $274,065.

***For the nine months ended September 30, 2008, income from derivatives is a non-cash income related to change in Black-Scholes value of warrants to purchase 7,195,844 shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.  The Company would receive an additional $14.9 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the nine months ended September 30, 2008, the Company had net sales of $16,169,911, an increase of $6,362,659 or 64.9% over the same nine months in 2007. The Company realized sales of $12,752,183 for dispensed coffee products, an increase of $6,515,143 or 104.5% versus the same period last year. Both dispensed hot coffee (+90%) and dispensed iced coffee (+119%) increased substantially versus a year ago.  This revenue growth was fueled by the Company’s record number of hot and iced dispenser customer placements sold during the nine months ending September 30, 2008.  During this period, the Company increased its number of dispenser customer placements by 5,040, giving it a total installed customer dispenser base of 9,345 dispensers at hospitals, long-term care facilities, universities, hotels, casinos, convenience stores and other foodservice facilities across the United States.  Depending upon the usage rate of the location, the type of equipment placed and whether the Company owns the equipment, on an annual basis, the Company anticipates gross revenue between $2,500 and $5,500 per dispenser.

The Company’s dispensed specialty beverage platform offers to the approximately 2.5 million traditional foodservice locations across the country the ability to deliver convenient, high quality coffee shop-style beverages at a time when consumers are looking for value oriented alternatives for their daily purchases. When a foodservice location places a Javo hot coffee or specialty beverage dispenser in their restaurant, hospital, hotel, convenience store or casino it creates a monthly revenue stream for Javo who supplies the beverage concentrates for that equipment. The Company anticipates continued year over year growth in its revenues in the final quarter of 2008 and into 2009 as it adds new dispenser installations for its hot and iced coffee beverages to within existing foodservice customers and creates new distributor relationships.   The Company is on target to reach approximately 10,000 dispensing locations by the end of 2008.

The Company has a growing list of national and regional customers, including: 7-Eleven, Speedway-Super America, Sunoco, BP Products North America, Exxon-Mobil, Haagen-Dazs, Caribou Coffee, Compass Group, Premier Healthcare, Med-Assets Supply Chain System, US Department of Veterans Affairs, Amerinet, Gordon Foodservice, Shamrock Foods, Sysco, and US Foodservice.

The Company’s hot coffee program continued to gain product approvals at large national purchasing organizations including Premier Healthcare, MedAssets and Department of Veterans Affairs.  Previously the Company had gained approvals with Compass Group of Americas Divisions’ Morrison Management, Eurest, Bon Appetite, Chartwells College and University Dining, Restaurant Associates and Creative Host Services.  The Company estimates that its current hot coffee customers have over 20,000 potential dispenser locations serving hot coffee from concentrates which could be converted to its products.  Additionally, the Company estimates that its current iced coffee customers have over 50,000 potential dispenser locations where it could sell its products.  This potential does not consider the larger opportunity to convert foodservice locations that currently serve traditional brewed coffee to Javo’s concentrated and dispensed coffee system.

The Company believes that revenue from installed dispensers has demonstrated itself to be relatively insulated from economic cycles.  The key reason is that, even though consumers in the current economic conditions may seek out less costly ways to purchase their coffee, they typically do not reduce daily consumption when tightening their belts.  Furthermore, the Company’s largest customer sector is healthcare, which is expected to be stable or even growing in patient and staff populations over the middle and long term.  Whether in a good or poor economy, Management believes that the Company has substantial ability to grow as a consequence of capturing an ever larger share of the growing $7 billion US market for foodservice coffee and tea products.

The Company’s sales force is in active discussions with potential new chain customers and group purchasing organizations controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

Gross Profit Margin

Gross profit margin for the first nine months of 2008 compared to the first nine months of 2007 improved 9.2 percentage points to 43.1% from 33.9%.  The gain in gross profit margin was due primarily to realizing the cost savings from integration of roasting of coffee beans for the entire nine months in 2008 and to full integration of processing and packaging of its iced concentrated products in the second quarter 2008.  This integration eliminated previously outsourced processing and packaging fees as well as freight charges to ship extracts and ingredients to 3rd party co-packers.  In addition, the Company’s large growth in sales allowed it to realize cost savings through production and labor efficiency improvements, and lower packaging costs.  The Company’s overall freight charges in the second and third quarters were additionally reduced by shipping truck load quantities to a 3rd party distribution center for re-distribution of order quantities to its East Coast customers.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the nine months ended September 30, 2008, were $5,304,537 compared to $3,022,781 in the same nine months in 2007.  The increase of $2,281,756 or 75.5% was primarily due to higher variable marketing allowances tied to its national account programs and to related selling expenses incurred by the Company as it has built and fielded a fully national sales force. More specifically, $802,543 of the increase was attributable to additional payroll, benefits and other expenses  for new sales and customer service personnel, $945,944 was due to increased variable marketing allowances, and $533,269 was the result of higher other selling expenses such as trade shows, promotional materials, and supplies.

The Company anticipates that sales and marketing costs for the remainder of 2008 will increase modestly over the remainder of the year.  A portion of these expenses related to promotions and marketing allowances are variable and will grow in relation to sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2008 were $6,318,972 compared to $4,828,063 in the same nine months in 2007. The increase of $1,490,909 or 30.9% was due to a $339,631 decrease in payroll and benefits offset by an increase in depreciation and amortization expense of $931,778, an increase in non-cash option expense of $482,173, a non-cash stock issuance expense of $378,000, an increase in rent of $44,126, and in various other general and administrative expenses of $46,261.

The Company anticipates that general and administration expenses will stay at current levels for the remainder of 2008.  The Company anticipates additional documentation and testing costs for Sarbanes-Oxley Act compliance and auditing fees.  General and administrative expense will include non-cash expense for deferred compensation in connection with its stock option of $361,630 for each quarter or $1,446,520 in 2008.

OTHER INCOME/EXPENSES

The Company recorded $2,085,721 net other expense for the nine months ended September 30, 2008 compared to $856,416 in net other expense for the same nine months in 2007. The increase of $1,229,305 or 143.5% is primarily due to reduced non-cash derivative income of $1,431,681 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt offset by reduced non-cash amortization of debt discount related to the same convertible debt of $428,524.

The Company’s net other income/expense in the remainder of 2008 will include non-cash interest expense for accretion of the debt discount of $888,816 in connection with its $21 million Senior Convertible Debt.  For fiscal year 2008, the aggregate amount of this expense is expected to be $3.9 million. The non-cash accretion of debt discount which was $1,042,625, $993,892 and $942,674 for the first, second and third quarters of 2008, respectively, and will be $888,816 for the fourth quarter.

NET LOSS

The net loss for the Company for the nine months ended September 30, 2008 was $6,741,404 compared to a net loss of $5,386,092 for the same nine months in 2007, an increase of $1,355,312. The difference is primarily the result of reduced non-cash other derivative income of $1,431,681.  The increased loss from operations was primarily the result of the Company’s in increased gross profit offset by a corresponding increase in variable sales and marketing expense and an increase expenses for non-cash options expense of $482,173, non-cash stock compensation of $378,000 and non-cash depreciation and amortization expense of $931,778.  The net loss from operations for the nine months ending September 30, 2008 included non-cash expense for options of $1,084,890, non-cash stock compensation of $378,000 and non-cash depreciation and amortization expense of $1,245,435.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has over 9,000 dispensers serving its products in such locations as 7-Eleven, Compass/Foodbuy, Med Assets, Consorta, Amerinet, Premier and multiple other leading convenience stores, hotel, hospital, health care, card club and casino customers.  We anticipate that our current customer base on an annualized basis will generate sufficient annual gross revenues and cash flow to more than cover operating expenses in 2009 and beyond.

The Company has experienced net losses and negative cash flows from operations since inception through September 30, 2008; it has an accumulated deficit of $58.2 million and has consumed cash from operations and financing in excess of $36 million.  It has financed operations since inception primarily through capital contributions, related-party loans, debt and private-placements of its Common Stock and debt offerings. The Company anticipates that its current cash and cash equivalents, lines of credit, receivable financing, and other anticipated financing, as well as expected cash flows from increased sales and gross profits in the remainder of 2008 and 2009 will provide adequate capital to fund operations and required capital expenditures. The Company is actively pursuing additional financing and has hired a leading investment banking firm to help it with its financing efforts.

The Company had a cash inflow of $207 thousand from cash and cash equivalents in operating activities in the nine months ending September 30, 2008, versus a cash outflow of $5.3 million in the same period in 2007.  Overall the Company used $6.26 million in unrestricted cash and cash equivalents in the first nine months of 2008 versus $8.45 million during the same nine months of 2007.  The increased use of cash was primarily due to purchases of dispensers, and processing and packaging equipment.  The Company expects to realize earnings before interest expense, taxes, depreciation and amortization in 2009 and future periods.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123(R), Share-based Payments. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). As of September 30, 2008, the Company had 5,000,000 outstanding employee options or share-based payment awards with market or performance conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The implementation of SFAS No. 159 did not have a material impact on the Company's results of operations or financial position.

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

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company on terms that the Company believes at the time entered into was arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction with non-related parties.

As of September 30, 2008, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $546,120 and $534,600, for the nine months ended September 30, 2008 and 2007, respectively.

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

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Our gross profit margins can be impacted by changes in the price of green coffee.  We enter into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery.   Depending on our demand and the condition of the coffee markets, we will generally make commitments for one to nine months ahead; as of September 30, 2008, we had commitments for green coffee into the second quarter of 2009 for approximately $500,000.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2008, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in timely fashion material information related to the Company required to be filed in this report.

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

31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on November 10, 2008.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

By: /s/ Richard A. Gartrell
Richard A. Gartrell
Its: Chief Financial Officer