Form 10-K/A
period 2007-12-31
JAVO BEVERAGE CO INC
filed 2009-01-14
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A2

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

EXPLANATORY NOTE

Javo Beverage Company, Inc is filing this Amendment No. 2 on Form 10-K/A2 to its Annual Report on Form 10-K for the year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on March 20, 2008 (the “Original Filing”), in response to a comment letter asking us to clarify certain disclosures.    We are providing the additional information required by Part III and IV of Form 10K “proxy information”  which was file on April 29, 2008 on Amendment No. 1 on Form 10K/A.  Further we have expanded our disclosure in item 9A regarding our internal controls over financial reporting and disclosures.

This Amendment No. 2 does not change the previously reported financial statements or, except as noted above, any of the other disclosures contained in the Original Filing.  This Amendment No. 2 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

i

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

The Company sells its bag-in-box dispensed coffee and tea products to broad line and specialty distributors such as Sysco Foods, US Foodservice, Coremark and McLane at an established single price with no separate fee for the dispenser systems.  The distributor sells and delivers the bag-inbox products to the operator/user.  The operator/users serve the products through the dispenser system to their customers, employees and/or patients.  The typical operator/users include hospitals, casinos, health care facilities, restaurants, hotels and convenience stores.

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

Summarized quarterly financial information for 2007 and 2006 follows (in thousands):

	First	Second	Third	Fourth	Total

2007 quarterly
Net sales	2,748	3,195	3,922	2,694	12,559
Gross profit	1,105	989	1,114	846	4,054
Loss from operations	(563)	(2,183)	(1,784)	(2,575)	(7,105)
Net income/(loss)	409	(5,668)	(127)	(2,063)	(7,449)
(Loss) per share	$0.01	$(0.04)	$(0.00)	$(0.01)	$(0.05)
2006 quarterly
Net sales	2,338	3,178	2,308	2,498	10,322
Gross profit	829	1,262	941	478	3,510,
Loss from operations	(315)	(67)	(434)	(1,988)	(2,804)
Net income/(loss)	(1,154)	(6,154)	(709)	(1,909)	(9,926)
(Loss) per share	$(0.01)	$(0.04)	$(0.01)	$0.01)	$(0.07)

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

				Change
Income Statements	2007	2006	2005	2007 to 2006		2006 to 2005

Net sales	$12,559,132	$10,321,655	$6,200,327	$2,237,477	21.7%	$4,121,328	66.4%
Cost of sales	(8,504,863)	(6,811,319)	(4,107,634)	(1,693,544)	24.9%	(2,703,685)	65.8%
Gross profit	4,054,269	3,510,336	2,092,693	543,933	15.5%	1,417,643	67.7%

Operating expenses:
Selling and marketing	(4,687,083)	(2,408,265)	(1,245,971)	(2,278,818)	94.6%	(1,162,294)	93.3%
General and administrative	(6,472,440)	(3,906,004)	(2,879,022)	(2,566,436)	65.7%	(1,026,982)	35.7%
Total operating expenses	(11,159,523)	(6,314,269)	(4,124,993)	(4,845,254)	76.7%	(2,189,276)	53.1%

Loss from operations	(7,105,254)	(2,803,933)	(2,032,300)	(4,301,321)	153.4%	(771,633)	38.0%
Other income (expenses):
Interest income	673,597	28,963	17,720	644,634	2225.7%	11,243	63.4%
Interest expense	(6,200,874)	(2,162,999)	(2,855,638)	(4,037,875)	186.7%	692,639	-24.3%
Accelerated interest expense	--	(5,384,964)	--	5,384,964	-100.0%	(5,384,964)	--
Other income	46,297	--	26,070	46,297	--	(26,070)	-100.0%
Income from derivatives ***	5,143,156	404,721	--	4,738,435	1170.8%	404,721	--
Gain/(loss) on disposal of assets	(5,858)	(7,860)	--	2,002	-25.5%	(7,860)	--

Total other expense	(343,682)	(7,122,139)	(2,811,848)	6,778,457	-95.2%	(4,310,291)	153.3%

Net loss	$(7,448,936)	$(9,926,072)	$(4,844,148)	$2,477,136	-25.0%	$(5,081,924)	104.9%

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

REVENUES

In 2007, the Company achieved gross revenues of $12.5 million, an increase of $2.21 million, or 21.7% growth, over 2006.  The Company increased sales of its hot and iced dispensed coffee by 59% in 2007 over 2006.  This increase was primarily the result of its ability to install additional dispensing locations, which increased from 1,500 at the end of 2006 to 4,300 at the end of 2007.  Each installed dispenser generates an estimated $3,000 to $6,000 in annual gross revenue per year and the Company’s historical dispenser turn over rate has been less than 2% per annum.  The Company’s non-dispensed revenue decreased by 14% in 2007 over 2006, the reduction primarily the result of lower bulk ingredient sales.  The Company expects its non-dispensed revenues in 2008 will be at or slightly above its 2007 sales level.

For 2006, the Company achieved record revenues of $10.3 million, an increase of $4.1 million or 66.5% over 2005. The Company increased sales in each of its product categories: hot-dispensed, iced-dispensed, syrups and mixes and ingredients.

With expected growth in revenues in 2008 related to greater iced coffees sales, the Company will see continued seasonality in its quarterly gross sales as iced coffee sales are higher in the 2nd and 3rd quarters and hot coffee sales are higher in the 1st and 4th quarters of the year.

GROSS PROFIT AND GROSS PROFIT MARGIN

In 2007, the Company’s gross profit increased to $3.9 million up from $3.5 million in 2006 or an increase of 14.9%.  The increase was primarily due to increased sales in 2007.  Gross profit margin declined by 1.9% from 33.7% in 2006 to 31.8% in 2007. The reduction was primarily due to increased costs for freight as it expanded nationally and to increased costs for roasted coffee.

For 2008, we expect that gross profit margins will improve several percentage points.  In 2007, the Company invested in in-house roasting, processing and packaging infrastructure, which will reduce the cost of production of its products and should improve margins in 2008.

In 2006, the Company’s gross profit increased to $3.5 million up from $2.1 million in 2005, or an increase of 67.2%. The increase was primarily due to increased sales in 2006.  Gross profit margin in 2006 increased slightly to 33.7% from 33.5% in 2005.  This increase was primarily due to changes in the sales mix.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. We record sales net of returns and discounts, which are estimated at the time of shipment based upon historical data.  The Company generally does not receive and does not anticipate receiving any material amount of product returns.  Periodically, after requests in writing from a distributor/customer and after confirmation and approval of quantities, dates and amount of credit, the Company will grant a distributor a credit to be applied for out-of-code product.  Total credits issued in 2007 for out-of-code product were $31,355 or 0.025% of gross sales.  The Company has a limited number of distributors which have negotiated payment terms with cash discounts for early payments, usually 2%, 10 net 30.  In 2007, the cash discounts taken were $47,944 or 0.4% of gross revenue.

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

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”), a related party, to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors, Baker, Hackett, and Solomon, two former directors, and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which will then be rented to the Company on terms that the Company believes to be arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00.  The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction.  As of December 31, 2007, the LLC had purchased 896 dispensers at a cost of $2,153,060.  The Company has rented these machines from the LLC and had incurred a dispenser rental expense of $716,640, $370,791, and $7,291 in 2007,  2006, and 2005, respectively.  The LLC has purchased all the dispensers it was contracted for and will not purchase additional dispensers beyond the 896 it has already purchased.

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

Javo Beverage Company, Inc.
Index to Financial Statements
December 31, 2007
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholder's Equity	F-5

Statements of Cash Flows	F-8

Notes to Financial Statements	F-10

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that out internal control over financial reporting was ineffective as of December 31, 2007.

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  This significant deficiency was in inventory process where the Company had not fully developed processes to test and monitor proper tracking of inventory quantities and values within its inventory program. Specifically, this material weakness consists of the inventory software not properly including costs of raw material purchased and used in Javo’s manufacturing process.  Quantities of raw materials, WIP, and finished goods were found to be correct, but valuation of these quantities required a re-valuation when being adjusted from the inventory software to the accounting software.  Because of the large quantity of items used in the processes, and the numerous times purchased, the current cost of the items are updated only periodically in the re-valuation sheet.  Testing found that numerous costs were incorrect; however, the amount of the resulting difference was immaterial to the financial statements.

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

The Company recognized that its inventory software was not properly including costs of raw material purchased and used in Javo’s manufacturing process.  Quantities of raw materials, WIP, and finished goods were found to be correct, but valuation of these quantities required a re-valuation when being adjusted from the inventory software to the accounting software.  Because of the large quantity of items used in the processes, and the numerous times purchased, the current cost of the items are updated only periodically in the re-valuation sheet.  Testing found that numerous costs were incorrect; however, the amount of the resulting difference was immaterial to the financial statements.

The Company intends to improve the inventory process and eliminate the deficiency in 2008.

We hired an independent consultant to help the Company develop and implement the best process to insure that costs built up through the various processes are accurate and flow through the software system in a timely manner.   In the meantime, Company personnel including the Chief Financial Officer continue as a matter of routine, review the final inventory values to insure there is no material misstatement of the final inventory value in its financial reports.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•	controls related to inventory values – The Company’s inventory software system was not adequately tested and monitored to insure proper valuation as of December 31, 2007.

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

Name	2006 Base Salary	2007 Base Salary	Increase
C Cody C. Ashwell	$180,000	$210,000	16.7%
Ga Gary A. Lillian	180,000	200,000	11.1
Ri Richard A. Gartrell	180,000	200,000	11.1
William E. Marshall	162,750	200,000	22.9

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

(2)	Amounts include medical, dental, vision and life insurance premiums paid the Company.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the named executive officers during fiscal 2007.

	Grant Date	Option Awards: Number of Securities Underlying Options Granted (#) (1)		Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards (2)
Cody C. Ashwell	4/25/2007	1,500,000	(3)	$ 1.16	$ 1,496,400
Gary A. Lillian	4/25/2007	1,000,000	(3)	1.16	997,600
Richard A. Gartrell	4/25/2007	1,000,000	(3)	1.16	997,600
William E. Marshall	4/25/2007	1,000,000	(3)	1.16	997,600

(1)	The amounts listed reflect stock options granted under our 2007 Stock Option and Incentive Plan and are described in the Outstanding Equity Awards at Fiscal Year-End Table below.
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

	2007	2006
Audit Fees:	$106,636	$104,400

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

Tax Fees:	0	0

Consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning

All Other Fees:	0	0

Consists of fees billed for other products and services not described above

Total All Fees:	$106,636	$104,400

Pre-Approval Policies and Procedures

Before our independent registered public accounting firm is engaged by the Company to render audit or non-audit services, the engagement and fees are pre-approved by the Company’s Board of Directors acting as the Company’s audit committee.  All audit fees were so pre-approved in 2007.

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements – See Index on page F-1

(b) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description	Incorporated by Reference From	Filing Date

2.1	Agreement and Plan of Merger, dated August 15, 2002, by and between La Jolla Fresh Squeezed Coffee Co., Inc. and Javo Beverage Company, Inc.	Current Report on Form 8-K, as Exhibit 3.1	August 19, 2002
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Current Report on Form 8-K, as Exhibit 3.5	November 6, 2006
3.2	Bylaws of the Registrant, as adopted June 21, 2002	Current Report on Form 8-K, as Exhibit 3.3	August 19, 2002
4.1	Shareholder Rights Agreement, dated July 1, 2002, by and between Javo Beverage Company, Inc. and Corporate Stock Transfer, Inc. as Rights Agent	Current Report on Form 8-K, as Exhibit 4.2	August 19, 2002
4.2	Certificate of Designation of Series B Preferred Stock	Current Report on Form 8-K, as Exhibit 3.4	June 7, 2006
4.3	Securities Purchase Agreement, dated December 14, 2006, by and among Javo Beverage Company, Inc. and the Investors named therein	Current Report on Form 8-K, as Exhibit 10.6	December 18, 2006
4.4	Registration Rights Agreement, dated December 15, 2006, by and among Javo Beverage Company, Inc. and the Investors named therein	Current Report on Form 8-K, as Exhibit 10.7	December 18, 2006
4.5	Form of Senior Convertible Note	Current Report on Form 8-K, as Exhibit 10.8	December 18, 2006
4.6	Form of Series A Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.9	December 18, 2006
4.7	Form of Series B Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.10	December 18, 2006
4.8	Form of Series C Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.11	December 18, 2006
10.1*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Cody C. Ashwell	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.1	April 16, 2002
10.2*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Gary A. Lillian	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.2	April 16, 2002
10.3*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Richard A. Gartrell	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.3	April 16, 2002
10.4*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and William E. Marshall	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.4	April 16, 2002
10.5*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Stephen F. Corey	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 2001, as Exhibit 10.5	April 16, 2002

Exhibit Number	Description	Incorporated by Reference From	Filing Date

10.6	Net Industrial Lease (Facility Lease), dated August 12, 2002, by and between Square One Partners and La Jolla Fresh Squeezed Coffee Company, Inc.	Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2002, as Exhibit 10.1	August 15, 2002
10.7*	2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	May 1, 2008
10.8*	Form of Non-Qualified Stock Option Agreement for Company Employees for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	May 1, 2008
10.9*	Form of Non-Qualified Stock Option Agreement for Company Non-Employee Directors for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.3	May 1, 2008
10.10*	Form of Restricted Stock Award Agreement for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.4	May 1, 2008
10.11*	Form of Performance Share Award Agreement for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.5	May 1, 2008
10.12	Javo Dispenser LLC Master Equipment Lease Agreement	Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, as Exhibit 10.1	August 1, 2008
10.13	Limited Liability Agreement of Javo Dispenser, LLC	Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, as Exhibit 10.2	August 1, 2008
10.14	Amendment No. 1 to Limited Liability Company Operating Agreement	Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, as Exhibit 10.3	August 1, 2008
23.1	Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K for the year ended December 31, 2007	March 20, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

______________

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Javo Beverage Company, Inc. has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this January 13, 2009.

Javo Beverage Company, Inc., a Delaware corporation

By:	/s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

By:	/s/ Richard A. Gartrell
Richard A. Gartrell
Its: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on January 13, 2009.

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