Form 10-K
period 2008-12-31
JAVO BEVERAGE CO INC
filed 2009-03-16
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended:

DECEMBER 31, 2008
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

COMMON STOCK, PAR VALUE: $.001 PER SHARE,
SERIES-A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE $.001 PER SHARE,
AND RIGHTS TO PURCHASE SHARES SERIES-A JUNIOR PARTICIPATING
PREFERRED STOCK, PAR VALUE $.001 PER SHARE
SERIES-B PREFERRED STOCK, PAR VALUE $.001 PER SHARE,
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
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of  June 30, 2008 was $97,732,925 based on the last reported sale price of the Company’s Common Stock as of that date, as reported on the Over-the-Counter Bulletin Board quotation system.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 193,753,343 as of March 13, 2009.

Documents Incorporated by Reference

    NA

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

CORPORATE HISTORY

Javo® Beverage Company, Inc. (the "Company" or "Javo") was originally incorporated in the state of Washington as North West Converters, Inc. on February 9, 1987. In June of 1999, the Company changed its name to La Jolla Fresh Squeezed Coffee Co., Inc. and the Company then acquired the assets of Stephen's Coffee, Inc. and merged with Stephen's Coffee Holding, Inc. On February 22, 2000, the Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to Sorisole pursuant to Rule 12g-3 of the Securities Exchange Act of 1934 and subject to the reporting requirements of the Securities & Exchange Commission. On August 21, 2002, the Company reincorporated from the state of Washington to the state of Delaware and simultaneously changed its name from La Jolla Fresh Squeezed Coffee Company, Inc. to Javo Beverage Company, Inc.  In September 2008, Sorisole was dissolved.  On September 24, 2008, the Company incorporated a wholly owned subsidiary Javo Dispenser, Inc. in the state of Delaware.  Javo Dispenser, Inc. has not been capitalized and had no business activity in 2008.

BUSINESS DESCRIPTION

Javo® Beverage Company is an innovator and leader in the manufacture of coffee and tea-based dispensed beverages, drink mixes and flavor systems. The Company has successfully commercialized a proprietary brewing technology that yields fresh brewed coffees and teas that are flavorful, concentrated and stable. As a result, they have broad applications in the food service, food manufacturing and beverage industries. For food service industry customers, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavors for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts, and flavors.

Over the last ten years, consumers have become accustomed to drinking premium coffees and teas that they discovered in specialty coffee shops.  Restaurants and food service institutions wishing to cater to these same consumers are learning that they must offer and serve a broader, more sophisticated beverage menu.  Specialty coffee and tea beverages are operationally challenging due to their long preparation times, short shelf lives and high amounts of waste.  Many food service operators have been searching for turnkey beverage solutions that fit their current operating system while meeting their increasingly higher quality standards.  The Company’s specialty coffee and tea programs and business model benefit from this market trend because they give foodservice operators a familiar and operationally efficient dispensing platform from which to serve and profit from these new beverages.

The Company has a growing list of national and regional customers, including: 7-Eleven, Sun Oil Company, BP Products North America, Exxon-Mobil, Conoco Phillips, Speedway SuperAmerica, Marathon Oil, Haagen-Dazs, Mrs. Fields, Cinnabon, Caribou Coffee, Compass Group, Premier Healthcare, MedAssets Supply Chain System, US Department of Veterans Affairs, Amerinet, Gordon Foodservice, Shamrock Foods, Performance Food Group, McLane Foodservice, Sysco Food, and US Foodservice.

Javo was an early innovator and is now a leading supplier of iced coffees and lattes that may be dispensed from cold drink concentrate dispensers. The Company’s earliest application of this program was with 7-Eleven, the leading convenience retailer in the world. In July 2007, Javo signed an agreement to supply premium iced coffee beverages to authorized regions within 7-Eleven’s 7,100 store system in the U.S. The Company expanded its iced coffees into additional 7-Eleven markets during 2008 and anticipates additional growth as this leading retailer enhances its beverage program in more parts of the U.S.

The U.S. convenience store industry, which has more than 140 thousand retailing sites, has become a strength of the Company’s marketing and distribution system and many of the largest regional and national chains now feature Javo’s dispensed program at some or all of their stores.  The largest of these are: Sunoco (A1), Speedway SuperAmerica, BP Products North America (am/pm and BP), Exxon-Mobil (On the Run) along with other regional chains and independent stores.  The Company is currently building on its strong supplier and distribution relationships within the convenience store channel through the introduction of dispenser-based iced tea and hot coffee programs.

The Company’s hot on-demand coffee program caters to large institutions such as hospitals, airports and government buildings and has gained industry approvals at many important purchasing organizations that control access to thousands of potential locations for the Company’s dispensed coffee platform. For example, the Company enjoys a preferred supplier relationship with Compass Group Americas, a division of the Compass Group, the world’s largest food service company.  Through company-owned members such as Morrison Management, Eurest, Bon Appetit, Chartwells College and University Dining, Restaurant Associates and Creative Host Services, the Compass Group provides food, vending and related services on client premises at thousands of locations.  Javo’s contract with Compass precludes most of its competitors from providing coffee programs to these facilities.

The Company has also earned a multi-year contract for dispensed beverages with Premier Healthcare, Inc., the largest healthcare group purchasing organization in the United States. According to the terms of the agreement, Premier offers Javo specialty hot and iced coffees to its network of more than 50,000 other healthcare facilities nationwide. Premier members purchase coffee and other beverage concentrates from more than 50 distribution centers across the country.  2008 was Javo’s first year of marketing into this important customer group and the Company successfully converted hundreds of facilities to its on-demand hot and/or iced coffee systems.

In addition, Javo has earned Prime Vendor status by the United States Department of Veterans Affairs, providing it access to more than 250 large VA facilities nationwide. This government sector approval provides significant opportunities for sales growth since some of the Company’s competitors, with foreign sources of supply, are prohibited from participating in contracts by the Berry amendment, which is a federal law that prohibits the distribution of foreign made goods to U.S. military.  In 2008, the Company was able to install its coffee program at a large number of the Veterans Affairs facilities across the U.S.

The Company has further penetrated the foodservice industry’s highly networked health care and institutional markets by earning supply agreements with MedAssets Supply Chain Systems, one of the largest purchasing organizations for food and beverages in the healthcare industry; with HPS, a network of more than 2,000 major healthcare facilities across the country; and Creative Dining Services, a contract operator specializing in contract dining services at colleges and universities.  These relationships open up tens of thousands of additional foodservice facilities nationwide for Javo to sell and install its beverage dispensing programs.

The Company enhanced its lineup of dispensed specialty beverages with the introduction of new product lines and flavor extensions to existing programs.  The Company’s hot on-demand coffee portfolio has been enhanced by the introduction of the first-ever dispensed coffee certified as both fair trade and organic, as well as the first on-demand coffee certified by the Rainforest Alliance®.  Javo’s varieties of iced coffees have grown to include:  Caramel Latte, Hazelnut Latte, Mocha Mint and Pumpkin Spice Latte.  During 2008, the Company entered the large and growing market for iced tea with a line of six specialty tea blends that feature fresh brewed tea in a bag-in-box format capable of being dispensed from cold drink concentrate equipment.

PRODUCTS

Javo employs a proprietary brewing technology to manufacture coffee and tea drink mixes and flavor systems that are more flavorful, more stable and easier for customers to operate than competitive solutions.  At a time when coffee shop-style beverages are proliferating to a growing number of the estimated 2.5 million food service locations in the United States, Javo’s unique production capabilities have equipped it to offer its customers the opportunity to serve specialty beverage programs for hot “on- demand” coffee and for specialty dispensed iced coffee and tea, but without the need to install and learn a barista-style operating system.

Javo addresses the needs of high-volume food service operators such as hospitals, casinos, hotels, sports parks, universities, military bases and caterers who are challenged to serve consistent, high quality coffees and teas, with a variety of beverage concentrates that may be conveniently dispensed “on-demand” from equipment similar to fountain juice and soda machines.  Javo coffee concentrates arrive to the operator in refrigerated bag-in-box packages ready for loading into dispensers that once installed, create recurring revenue for Javo.  Javo’s hot coffee program offers nine proprietary varieties with a concentration level as strong as 45 parts water to 1 part coffee extract including Fair Trade Organic French Roast, French Roast, 100% Colombian and House Blend in both regular and decaffeinated varieties.  The Company’s specialty iced coffee product line offers ten unique flavors with concentration levels as high as 7 to 1.  The most popular selections in this product line include Mocha Latte, French Vanilla Latte, Caramel Latte, Hazelnut Iced Coffee and 100% Colombian Iced Coffee.

During 2008, the Company enhanced its line of dispensed hot coffees and introduced a new line of on-demand iced teas for foodservice operators.  The new hot coffee products include: Euro Roast, a darker coffee house-style brew, and Rainforest Blend, a coffee formulated to provide valuable “environmentally green” benefits for its customers.  Javo also added to its opportunities with convenience retailers and broaden its appeal to casual dining and quick service restaurants with the introduction of six concentrated fresh brewed iced tea beverages that may be dispensed from cold drink equipment supplied by the Company or hand mixed into traditional tea urns.  The new teas utilize the same dispensing equipment as the Company’s iced coffee and feature six flavors ranging from Southern Sweet to Pomegranate iced tea.

For other food service operators and specialty coffee shops that have expanded their beverage menus to serve increasingly popular specialty iced coffee and tea flavored beverages, Javo offers a line of packaged beverage syrups and flavors that quickly and easily prepare complex, value added drinks without the requirement of expensive brewing equipment or highly trained staff.  Varieties offered include:  Mocha Latte, French Vanilla Latte and Chai Tea, all for specialty blended beverages.

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

DISTRIBUTION

The Company distributes its products through multiple, well established food distribution methods.  Javo's dispensed on-demand coffee and iced coffee and tea beverages utilize broad line food service distributors that supply a complete range of food, beverage, and consumables to food service operators.  The Company continues to expand the number of national and regional distributors established to deliver its beverage concentrates to restaurants in the United States and its products are currently stocked at distribution centers operated by Sysco Foods, US Foodservice, Gordon Foods, Shamrock Foods, McLane, Core-mark and other broad line and specialty distributors.  These distributors purchase Javo’s products, manage inventories, process orders and deliver products as needed by the Company’s food service customers.  In the case of chain restaurant operators, designated captive distribution providers operate in a similar fashion.  Javo’s distributors deliver its bag-in-box products to the end user, typically a hospital, casino, hotel or convenience store, when regular orders are placed for other restaurant supplies.  The end user places the product into a dispenser usually supplied by Javo and serves fresh hot and/or iced coffee to their customers, employees and/or patients.  Javo supplies its industrial flavor systems to its food and beverage manufacturing customers by shipping bulk extracts directly to the food processing location.

SALES AND SERVICE ORGANIZATIONS

Javo employs a direct national sales force of 27 employees to communicate and demonstrate its product value propositions to restaurants, institutional food service operators and food distributors.  The Company directed a major expansion of its sales capabilities in 2007 and 2008 to better compete for national coffee and tea contracts.  As a result of this expansion, the Company added a number of important new national and regional food purchasing organizations to its customer group, including: Premier Healthcare, US Department of Veterans Affairs, Med-Assets, Speedway SuperAmerica, Exxon-Mobil and other large regional convenience retailers.  In many cases, Javo receives sales assistance from its distributors, equipment suppliers and partner brands in initiating sales efforts.

Javo’s service organization manages all aspects of its equipment program, including: installations, asset tracking, emergency service and preventive maintenance.  To supplement its capabilities, Javo frequently employs contract service partners to install and service its dispensing equipment.

COMPETITION

Hot On-Demand Coffee

Javo has several significant direct competitors for its dispensed hot coffee business in the United States, the largest being Douwe Egberts® Coffee Systems, a brand of Sara Lee Corporation.  Douwe Egberts originated in Europe where the market for dispensed coffee is more established and sales are estimated much larger than in the United States.  Douwe Egberts’ products are frozen at the point of manufacture, shipped frozen to its distribution facilities and thawed prior to use in its proprietary dispensers at food service locations. Sara Lee owns approximately 80% of the market for dispensed coffee systems in the United States, due in large part to the fact that it was for many years the only available product of its type.  Douwe Egberts’ competitive strength lies in its size, financial resources and long history in the coffee business.  Despite these advantages, Javo has established its ability to compete favorably on taste, ease of use, variety of flavor offerings and reliability of service.

Nestle S. A. (Nescafe®), Kraft Foods (Maxwell House®) and Coca Cola (Juan Valdez®) have also introduced competing liquid coffee concentrate products in the food service market.  Most competitors offer either frozen products (in order to overcome extract shelf-life and stability limitations) or ambient, “shelf stable” products that rely on more aggressive processing and preservatives to maintain their shelf life.  Management believes that our ability to offer freshly produced, refrigerated extracts gives us a competitive advantage in the market for on-demand coffee that is increasingly quality and flavor conscious.  While each of these companies has significantly larger financial resources and brand awareness  management believes that each has distinct disadvantages compared to Javo in product quality, features of their dispensing systems, and equipment service.  Javo’s dispensed coffees are typically priced favorably compared to major competitors’ products.

Even though these companies are likely to dedicate substantial resources toward the launch of their new products, an estimated 97% of the serving locations in the United States still utilize traditional roast-and-ground preparation, leaving a large potential market for conversion of traditional brewing to a dispensing format offering high quality “on demand” coffee, such as that offered by Javo.

OPERATIONS

Javo operates a 40,000 square foot facility in Vista, California near San Diego that houses all of its operations including its corporate office and manufacturing infrastructure.  This facility has historically received coffees and teas and extracted them for its various food service products.  Recently, Javo upgraded and expanded key aspects of its manufacturing capabilities.  Specifically, the Company expanded its in-house roasting capacity and integrated the processing and packaging of iced coffees and teas.  These initiatives significantly improved product quality, expanded manufacturing capacity, and reduced costs.  Javo uses, as necessary, off-site distribution and storage facilities as well as third-party co-manufacturers to produce products in specialty processing and packaging formats.

The Vista facility also houses the research and development laboratory where the Company performs product design and formulation work both for its own products and for those of its customers.  Recent additions to its staff have enhanced its ability to customize and improve the quality of coffee and tea products with the addition of food scientists and product development professionals.

SEASONALITY

Sales of hot and iced dispensed products are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes for iced dispensed products and the first and fourth calendar quarters the highest sales volumes for hot dispensed products.  In 2009, Javo anticipates that growth in revenues from the sales of iced dispensed products will exceed growth revenues from the sales of hot dispensed products.

INTELLECTUAL PROPERTY

Javo has developed and owns intellectual property in the areas of manufacturing, new product development, and product branding.  Most importantly, the Company has developed what it believes is a new and novel method of extracting coffee and tea.  This process produces concentrated extracts that combine excellent flavor, purity, stability, and yield on a commercial scale allowing the Company to offer concentrated products that meet demanding quality expectations.  Javo’s research and development department has developed a library of products around this extraction technology that include proprietary bean blends, flavors, and stability systems in a variety of dispensed and non-dispensed platforms.   Javo relies on trade secret protection rather than patents to protect its extraction technology.  While properly managed trade secret protection has certain advantages, competitors could independently develop similar processes and products, or could “reverse-engineer” our processes, which could result in the loss of a competitive advantage. The Company also owns certain trademarks, including Javo®, that are registered with the United States Patent and Trademark Office.  The Company continues to expand and refine its branding as it develops new variations of its logo and trade dress for its new product lines.

GREEN COFFEE COST AND SUPPLY

The Company utilizes outside brokers for its supply of un-roasted, or “green,” coffees.  Coffee is the world’s second largest traded commodity and its supply and price are subject to volatility and cyclical swings in commodity markets, based on supply and demand and other market forces.  In addition, a number of other factors, such as pest damage and weather-related crop failure could cause coffee prices to climb.  Sustained coffee cost increases are typically passed on to customers through price increases.  Short-term price movements could affect our results and long-term price increases could temper demand and growth. World production of the commercial grade coffees the Company generally uses is currently on the rise.   The Company typically makes forward commitments to ensure timely supply and more stable pricing.

EMPLOYEES

As of February 25, 2009, the Company employed 59 full-time employees. The Company also uses outside consultants, brokers and other independent contractors from time to time.  A modest number of additional employees in sales, manufacturing and other areas are planned during 2009 in response to the Company’s anticipated growth.  None of its employees are represented by a union and the Company believes its employee relations to be generally good.

CORPORATE GOVERNANCE AND EMPLOYEE DEVELOPMENT

The Company has a Code of Ethics, which is posted on its website www.javobeverage.com.  In addition, the Company believes it is a highly inclusive and collaborative work environment that encourages employees’ individual growth and personal awareness through a culture of personal accountability and continuous learning.

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

The Company has never been profitable and management’s current business plans rely on growth in future revenue to supplement the Company’s liquid assets. There can be no assurance that the Company will achieve additional revenue growth, reach profitability or find additional capital to fund ongoing operations, if needed. Additionally, under the terms of our convertible debt securities, we are required to make regular interest payments, which must be made in cash if our stock is trading below a certain level. Our stock has traded below this level for some time now and we have been able to make interest payments in stock with the consent of the note holders. However, there can be no assurance that the note holders will continue to allow us to make payments in stock.  If we were required to make interest payments in cash, our financial results would be adversely affected and we may not have sufficient capital to sustain our operations at their current size or to expand our business as currently planned. If additional funds are required and not available, the Company may be required to curtail operations or to seek funds on unfavorable terms.

Certain terms of the Company’s securities and investor agreements could require significant cash payments by the Company in certain circumstances that could materially adversely impact the Company.

The Company’s senior convertible promissory notes and Series A, B and C warrants, as well as the securities purchase agreement and registration rights agreement associated with the sale of these securities, contain various provisions that protect the interests of the holders of these securities in a manner that may be adverse to its Common Stock holders. For example, in an event of default as defined in the notes, the Company could be required to redeem the remaining balance of the notes at a premium based on a formula that assigns a market value to the securities into which the remaining principal balance is convertible. The total cost of any such cash redemptions could be significantly higher than the actual remaining principal balance amount. In addition, other provisions provide other cash penalties, payments and valuation discounts in the event of failures by the Company to satisfy certain obligations, including, for example, to make timely cash payments or delivery of shares when due. The penalties under these agreements, particularly market valued redemptions of the remaining note, could materially adversely impact the Company.

Certain terms of the Company’s senior convertible promissory notes and Common Stock warrants could result in other security holders suffering potentially significant dilution.

The Company’s senior convertible promissory notes and Series A, B and C warrants contain terms that could result in adjustments to the conversion and exercise prices applicable to these securities. For example, assuming that the Company’s stock traded at $0.61 throughout the entire term of the note (i.e., just above the floor price at which the Company may issue shares in satisfaction of installment payments due under the note) and assuming that the Company had made every principal and interest payment in shares of Common Stock at the applicable 15% discount to such $0.61 price, then approximately 31,213,485 million shares of Common Stock would be issued as principal and interest payments, excluding potential issuances relating to the warrants. Currently, our stock price has traded well under this level ($0.13 as of March 6, 2009) and the note holders have allowed us to make payments in stock notwithstanding the fact that we are below the floor price. Although making payments in shares has improved our cash flow, the resulting dilution has been much greater. The exercise price of the warrants and the number of shares that can be acquired on exercise can also be adjusted if we sell shares of Common Stock at prices below certain levels. These terms of the promissory note and warrants could result in significant additional dilution to our holders of Common Stock and would not result in any additional proceeds to the Company.

The current economic crisis may affect our revenues and our ability to access capital.

The ongoing global recession and liquidity crisis may adversely affect our business.  The recession and higher unemployment rates may result in lower revenues from product sales as end customers cut back on discretionary spending.  We may also experience longer payment cycles from our customers, as they manage their accounts payable in an effort to preserve cash.  Additionally, the credit crisis has made debt financing much harder to obtain and, when it is available, the available terms are often unattractive.  We will need additional capital to service our debt obligations and to fund our growth and the lack of available capital could adversely affect our growth potential and results of operations.

The Company depends on access to commodity goods and services at competitive prices and access to co-manufacturers, distributors and dispenser manufacturers. The Company also currently houses its principal manufacturing operations in one location, which would result in at least a temporary cessation of its production in the event of a catastrophic disaster.

As the Company grows, it must be able to obtain at competitive prices substantial amounts of certain green coffee beans and manage roasting and grinding costs. Commodity agricultural goods such as coffee periodically experience significant fluctuations in availability and prices, which could in turn, cause significant interruptions in the manufacturing output and sales of the Company. Typically these additional costs are passed through to customers as price increases. Additionally, the Company uses the services of outside distributors and dispenser manufacturers as well as contract manufacturing providers to produce certain of its products that require particular processing and manufacturing infrastructure not in place at the Company’s facility. While there are multiple providers of such services, a disruption in services of such providers could disrupt the Company’s production and revenues and the expansion of the Company’s revenues will rely, in part, on the ability of these providers to accommodate growth. Moreover, the Company also currently houses its principal manufacturing operations in one location. In the event of a catastrophic disaster, such as complete destruction of the Company’s Vista plant by fire or earthquake, particularly in light of the Company’s increasing production volume, the Company’s manufacturing operations would be at least temporarily halted during implementation of the Company’s disaster recovery plan. Such a cessation of manufacturing could materially and adversely impact the Company.  The Company does have business interruption insurance that would protect against some of this loss.

The Company is in a very competitive industry.

Competition to provide coffee products is intense and Javo expects the competition to increase. There can be no assurance that other products that are functionally equivalent or similar to the Company’s products have not been developed or are not in development. Javo expects that there are companies that may have developed or are developing such products. As a result of their size and breadth, certain of the Company’s competitors have been able to establish managed contract accounts by which they gain a disproportionate share of users for their products. While such managed accounts can present significant competitive barriers, our recent national account status with some customers provides only a limited competitive advantage. Additionally, Javo cannot always anticipate consumer trends, which influence demand for its products. Future results will depend, in part, upon our ability to develop and offer products that capture the opportunities within these trends. There is no assurance that consumers will continue to purchase the Company’s products in the future or that it will be able to anticipate market demands or trends. Javo may also be unable to penetrate new markets.  If its revenues decline for any of these reasons, the Company’s financial condition and operating results will be adversely affected.

The Company relies on a relatively new and proprietary extraction process.

The Company has developed what it believes is a novel method of extracting roasted, ground coffee and tea into a liquid concentrate. The Company also believes that it derives a competitive advantage versus other liquid concentrate manufacturers from the quality of concentrate that this process produces. The Company currently relies on trade secret protection to prevent others from using this process. Trade secret protection is only as effective as the Company’s ability to keep the essential and material aspects of its process secret using contractual and physical measures and the inability of competitors to reverse engineer our processes. There is no guarantee that the Company’s efforts in this regard can or will prevent a competitor from obtaining the Company’s secrets or from independently developing the same or similar process.

The Company is subject to various laws and regulations and from time to time may be party to litigation with third parties. The violation of such applicable laws and regulations or the unfavorable outcome of such litigation could materially and adversely affect the Company.

The manufacture, sale and distribution of Javo products are subject to various federal, state and local laws and regulations. The Company’s status as a reporting public company subjects it to various laws and regulations and it is also subject to various accounting, tax and other laws and regulations. New laws and regulations may also be instituted in the future that could apply to the Company.  Failure to comply with such laws can result in fines and other penalties. For example, if a regulatory authority deems that a product or production run is not in compliance with applicable laws or regulations, the Company could be fined or may have to institute a recall of such product. The application of new laws and regulations and fines and other penalties relating to noncompliance with laws and regulations could adversely affect the Company’s financial condition and operations. Moreover, the Company could be party to litigation, whether based on contract claims, product liability or otherwise that could result in significant liability for the Company and adversely affect its financial condition and operations.

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

The Company’s Common Stock price has experienced and is likely to continue to experience significant price and volume fluctuation in the future. Such fluctuations could adversely affect the market price of the Common Stock without regard to its operating performance. In addition, management believes factors such as the ability to generate sales as well as other factors could cause the price of the Company’s Common Stock to fluctuate significantly.

Additionally, because Javo records certain securities as variable instruments, movements in the stock price from quarter to quarter can result in the recording of significant non-cash revenues or expenses, which are unrelated to its operating performance.  In 2008, Javo recorded non-cash derivative income of $2.3 million as a result of a falling stock price. This derivative income is solely an accounting artifice and does not reflect real operating revenue. Significant future movements in the stock price are likely to result in the recording of significant gains or losses on these instruments to the extent they remain outstanding in existence.

The Company expects significant growth and will face challenges in managing this growth.

The Company has historically been a small organization with resources for only limited production, sales and marketing and administration. The Company expects to experience significant continued growth in sales in fiscal 2009 and anticipates the need to continue to scale up its production, sales, and marketing functions and general administration capabilities. If the Company does not manage growth well, it may lose sales or damage customer relationships, which could negatively affect its results and long-term prospects.

The Company may not be able to retain or hire key personnel.

To operate successfully and manage potential future growth, the Company must attract and retain qualified managerial, sales, and other personnel. Javo faces competition for and cannot assure that it will be able to attract and retain such qualified personnel. If Javo loses its key personnel or is unable to hire and retain additional qualified personnel in the future, its business, financial condition and operating results could be adversely affected.

The Company’s customer contracts generally do not provide for guaranteed sales levels and may not realize the expected revenues from any given contract.

The majority of the Company customer contracts, including its contracts with 7-Eleven, the US Department of Veteran Affairs and Premier Healthcare establish only the general terms and conditions of the customer relationship. Because these contracts do not contain minimum purchase requirements, Javo cannot be certain that it will actually realize expected sales levels under these agreements.  The Company qualifies its customers prior to installation of dispensers and reserves the right to remove and place dispensers in other customer locations.  However, the loss of a major customer could render a larger than usual number of dispensers as non-productive until they could be redeployed to new accounts.  Such interruptions would cause a loss of revenue.

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

The Company is currently in the process of raising $20 million in a private offering.  Through March 12, 2009, the Company had raised $5.1 million, has an additional $2 million in escrow and has commitments and letters of intent for the remaining $12.9 million of the anticipated $20 million.  Given the current financing market there is no  assurance the Company will be successful in raising the additional debt which it intends to use for working capital, retirement of other debt and dispensers purchases.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Javo's facilities, including its principal executive offices are located in Vista, California in San Diego County. The Company entered into a seven-year lease of an approximately 40,000 square foot building on June 30, 2002.  The Company extended the lease for an additional year in December 2008.  The Vista facility houses Javo's entire operations.  In January 2008, the Company rented on a month-to-month basis additional 5,000 square feet of warehouse space near its Vista facility to store certain raw and packaging materials used in production.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal year 2008

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "JAVO." The reported highest and lowest prices for the Common Stock for each quarter as reported by the NASDAQ OTC Bulletin Board are shown below for the last two fiscal years and for the portion of the first quarter of the fiscal year 2009 as shown below. These quotations represent prices between dealers and do not include retail markup, markdown or commission nor do they necessarily represent actual transactions.

2007	High	Low
First Quarter	$1.41	$0.81
Second Quarter	$1.61	$1.07
Third Quarter	$1.48	$0.91
Fourth Quarter	$1.23	$0.69

2008
First Quarter	$0.88	$0.42
Second Quarter	$0.94	$0.48
Third Quarter	$0.75	$0.40
Fourth Quarter	$0.45	$0.09

2009
First Quarter (through March 13, 2009)	$0.28	$0.10

The Company’s preferred stock and debt securities do not trade on a public exchange.

SHAREHOLDERS

As of December 31, 2008, the Company had approximately 500 holders of record of its Common Stock and 186,403,648 shares of Common Stock outstanding.  In addition the Company had approximately 160 holders of record of its Series B Preferred Stock and 2,147,952 shares of its Series B Preferred Stock outstanding.

DIVIDENDS

The Company has never declared a dividend to its Common Stockholders and does not expect to declare any dividends in the foreseeable future.

In July 2008, the Company issued 195,269 shares of Series B Preferred Stock as payment in kind for a $1 dividend per share to the holders of the Series B Preferred Shares.  The issuance increased the shares of Series B Preferred shares outstanding to 2,147,952.

STOCK PERFORMANCE GRAPH

The above stock performance graph compares the change in value of a $100 investment in Javo Beverage Company, Inc., and an assumed $100 investment in indexes for Dow Jones Beverages Index and Standard and Poors Small  Cap Index at the end of 2003 and each year end through December 2008.

RECENT SALES OF UNREGISTERED SECURITIES

In December 2008, the Company received $3,240,000 in investments in units of its current private debt offering which included a 8 year promissory note and the right to five shares of common stock for each dollar invested.  In connection with those investments, the investors will receive their stock certificates at closing in 1st Quarter 2009, 16,200,000 shares of the Company’s common stock.   One of the Board of Directors invested $2 million and received 10 million of the 16.2 million shares of common stock in January 2009.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED ENTITIES

None.

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

	2008	2007	2006	2005	2004
	(In thousands $)
Net sales	19,449	12,559	10,322	6,200	2,084
Gross profit	8,225	4,054	3,510	2,093	688
Loss from operations	(7,689)	(7,105)	(2,804)	(2,032)	(2,922)
Net loss	*(10,769)	**(7,449)	***(9,926)	(4,844)	(4,855)
Total assets	20,249	18,382	21,175	4,579	4,556
Warrant liability ****	57	2,389	7,532	--	--
Debt obligations	9,525	9,414	8,609	12,192	8,860
Stockholders’ equity/(deficit)	(2,029)	152	3,042	(8,873)	(5,053)
Loss per share	$(0.07)	$(0.05)	$(0.07)	$(0.03)	$(0.03)

*The 2008 net loss includes non-cash option compensation expense of $1.4 million and depreciation and amortization expense of $6.2 million.  Approximately $4.3 million of this $6.2 million is reported in interest expense and was for non-cash accretion of debt discount/premium. In addition it includes non-cash derivative of income of $2.3 million.

**The 2007 net loss includes non-cash option compensation expense of $964 thousand and depreciation and amortization expense of $5.1 million.  Approximately $4.5 million of this $5.1 million is reported in interest expense and was for non-cash accretion of debt discount/premium. In addition it includes non-cash derivative of income of $5.1 million.

***The 2006 net loss includes a one-time non-cash expense of $5.3 million in connection with the conversion of $13.75 million in promissory notes and related accrued interest of $4.0 million into Series B Preferred Stock and depreciation and amortization expense of $5.4 million, as well as non-cash derivative income of $405 thousand.

****The Warrant liability represents the fair value of warrants to purchase 6,531,391 shares of the Company’s Common Stock, which is recorded as a derivative liability. The fair value of the warrants was determined using the Black Scholes Valuation Model. The warrants have strike prices from $1.79 to $2.24 per share.  The Company would receive an additional $13.5 million in equity capital if these warrants were exercised at the current strike prices.  The warrants expire on December 2011, if not exercised.

Summarized quarterly financial information for 2008 and 2007 follows (in thousands):

	First	Second	Third	Fourth	Total

2008 quarter
Net sales	$3,887	$6,684	$5,660	$3,218	$19,449
Loss from Operations	(1,675)	(576)	(2,405)	(3,033)	(7,689)
Net income/loss fourth quarter	(1,838)	(2,220)	(2,684)	(4,028)	(10,770)
(Loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.06)

2007 quarter
Net sales	$2,748	$3,195	$3,922	$2,694	$12,559
Loss from Operations	(563)	(2,183)	(1,784)	(2,575)	(7,105)
Net income/loss fourth quarter	409	(5,668)	(127)	(2,063)	(7,449)
(Loss) per share	$0.01	$(0.04)	$(0.00)	$(0.01)	$(0.05)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.  See “Forward Looking Statements” under Part I. Item 1.

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

The expansion of the Company’s dispensed beverage programs at large national chains and networked customers were key to its growth.  The Company entered into agreements with Premier Healthcare, Department of Veteran Affairs Med-Assets, Speedway, SuperAmerica, Exxon Mobil and BP products, which resulted in 5,779 additional dispenser units deployed during 2008.  This resulted in significant revenue growth, but also required the deployment of significant additional capital as it funded the purchase of the dispensing equipment utilized in these customer installations.

The Company expects its dispensed product revenue to continue to grow in 2009.  Javo does not anticipate a major impact from the economic turbulence or reduced consumer spending. To the extent it is successful in growing its base of installed dispensers, the Company will need significant additional capital to fund this expansion, and the availability of this capital may place strains on its liquidity and working capital at times.

Results of Operations

Comparative Summary of GAAP Income Statements

The following is a comparative table of income statements for years ended December 31, 2008, 2007, and 2006.  Below is a discussion and analysis of the period-over-period changes. Certain prior year amounts have been reclassified to conform to current year presentation.

							Change
Income Statements	2008		2007		2006		2008 to 2007		2007 to 2006

Net sales		$19,448,822		$12,559,132		$10,321,655	$6,889,690	54.9%	$2,237,477	21.7%

Cost of sales		(11,223,960)		(8,504,863)		(6,811,319)	(2,719,097)	32.0%	(1,693,544)	24.9%
Gross profit $		8,224,862		4,054,269		3,510,336	4,170,593	102.9%	543,933	15.5%
Gross profit %		42.3%		32.3%		34.0%		10.0%		(1.7%	)
Operating expenses:
Selling and marketing		(7,249,467)		(4,687,083)		(2,408,265)	(2,562,384)	54.7%	(2,278,818)	94.6%
General and administrative		(8,664,409)		(6,472,440)		(3,906,004)	(2,191,969)	33.9%	(2,566,436)	65.7%
Total operating expenses		(15,913,876)		(11,159,523)		(6,314,269)	(4,754,353)	42.6%	(4,845,254)	76.7%

Loss from operations		(7,689,014)		(7,105,254)		(2,803,933)	(583,760)	8.2%	(4,301,321)	153.4%
Other income (expenses):
Interest income		165,058		673,597		28,963	(508,539)	-75.5%	644,634	2225.7%
Interest expense		(5,897,573)		(6,200,874)		(2,162,999)	303,301	-4.9%	(4,037,875)	186.7%
Accelerated interest expense		--		--		(5,384,964)	--	0.00%	5,384,964	100.0%
Other income		339,121		46,297		--	292,824	632.5%	46,297	100.0%
Income from derivatives****		2,332,444		5,143,156		404,721	(2,810,712)	-54.6%	4,738,435	1170.8%
Gain/(loss) on disposal of assets		(20,014)		(5,858)		(7,860)	(14,156)	241.7%	2,002	-25.5%

Total other expense		(3,080,964)		(343,682)		(7,122,139)	(2,737,282)	796.5%	6,778,457	-95.2%

Net loss	$	*(10,769,978)	$	**(7,448,936)	$	***(9,926,072)	$(3,321,042)	44.6%	$2,477,136	-25.0%

*The 2008 net loss includes non-cash option compensation expense of $1.4 million and depreciation and amortization expense of $6.2 million.  Approximately $4.3 million of this $6.2 million is reported in interest expense and was for non-cash accretion of debt discount/premium. In addition it includes non-cash derivative of income of $2.3 million.

**The 2007 net loss includes non-cash option compensation expense of $964 thousand and depreciation and amortization expense of $5.1 million.  Approximately $4.5 million of this $5.1 million is reported in interest expense and was for non-cash accretion of debt discount/premium. In addition it includes non-cash derivative of income of $5.1 million.

***The 2006 net loss includes a one-time expense of $5.3 million in connection with the conversion of $13.75 million in promissory notes and related accrued interest of $4.0 million into Series B Preferred Stock and depreciation and amortization expense of $5.385 million, as well as non-cash derivative income of $405 thousand.

****The warrant liability represents the fair value of warrants to purchase 6,531,391 shares of the Company’s Common Stock, which is recorded as a derivative liability. The fair value of the warrants was determined using the Black Scholes Valuation Model. The warrants have strike prices from $1.79 to $2.24 per share.  The Company would receive an additional $13.5 million in equity capital if these warrants were exercised at the current strike prices.  The warrants expire on December 2011, if not exercised.

REVENUES

In 2008, the Company achieved net sales (revenue) of $19.4 million, an increase of $6.9 million, or 54.9% growth, over 2007.  The Company increased sales of its hot and iced dispensed coffee by 95.7% in 2008 over 2007.  This increase was primarily the result of an increase in dispensing locations which increased from 4,300 at the end of 2007 to 10,084 by the end of 2008.  Each installed dispenser generates an estimated $2,500 to $6,000 in annual gross revenue per year and the Company’s historical dispenser turn over rate has been less than 5% per annum.  The Company’s non-dispensed gross revenue decreased by 7.4% in 2008 over 2007, with the increase in bulk ingredient sales of 24.2% offset by the decrease in syrups and mixes of 25.9%.  The Company expects substantial growth in hot and iced dispensed coffee and teas in 2009 as it recognizes a full year of revenue from the current dispensing locations and the revenues from new dispensing locations added in 2009.  The Company expects to maintain non-dispensed product revenues at the 2008 level.

In 2007, the Company achieved net sales (revenue) of $12.5 million, an increase of $2.2 million, or 21.7% growth, over 2006.  The Company increased sales of its hot and iced dispensed coffee by 59% in 2007 over 2006.  This increase was primarily the result of its ability to install additional dispensing locations, which increased from 1,500 at the end of 2006 to 4,300 at the end of 2007.   The Company’s non-dispensed revenue decreased by 14% in 2007 over 2006, the reduction primarily the result of lower bulk ingredient sales.

For 2006, the Company achieved record revenues of $10.3 million, an increase of $4.1 million or 66.5% over 2005. The Company increased sales in each of its product categories: hot-dispensed, iced-dispensed, syrups and mixes and ingredients.

The Company expects substantial annual growth in its gross revenue in 2009.  In particular, it anticipates growth in its hot and iced dispensed beverage products.  Based on the dispensing locations serving its products at the end of 2008, the Company estimates its 2009 gross revenue run rate will be approximately $35 million.

The Company will see continued seasonality in its quarterly gross sales as iced coffee sales are higher in the second and third quarters and hot coffee sales are higher in the first and fourth quarters of the year.

GROSS PROFIT AND GROSS PROFIT MARGIN

In 2008, the Company’s gross profit increased to $8.2 million from $4.1 million in 2007 or an increase of 102.9%.  The gross profit increase was due in part to increased sales in 2008 but also due to the increase in its gross profit margin which accompanied the integration of certain processing and packaging operations for its dispensed products.  Gross profit margin improved by 10.0% from 32.3% in 2007 to 42.3% in 2008.

In 2007, the Company’s gross profit increased to $4.1 million up from $3.5 million in 2006 or an increase of 15.5%.  The increase was primarily due to increased sales in 2007.  Gross profit margin declined by 1.7% from 34.0% in 2006 to 32.3% in 2007. The reduction was primarily due to increased costs for freight as it expanded nationally and to increased costs for roasted coffee.

For 2009, the Company expects that gross profit and gross margins will continue to improve with additional efficiencies gained from economies of scale and the full year operating with in-house roasting, processing and packaging of its dispensed products.

SELLING AND MARKETING EXPENSES

In 2008, the Company’s sales and marketing expenses increased $2.6 million or 54.7% over the $4.7 million in 2007. The increased expenses were primarily due to added variable sales costs related to increased sales; a full year’s payroll, benefits,  travel and entertainment expenses for the sales staff expansion in 2007; and to promotional materials and programs related to the increase in dispensing locations. More specifically, the increases were due to increased expenditures in sales and marketing payroll expenses of $709,000, related travel and entertainment expenses of $280,000, marketing expenses of $1,368,000, promotional materials of $117,000, tradeshow expenses of $104,000, and other sales expenses of $22,000.    The Company anticipates that sales and marketing expenses will increase in 2009 but at a rate that will reduce sales and marketing expense as a percentage of gross sales.

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

GENERAL AND ADMINISTRATIVE EXPENSES

In 2008, general and administrative expenses for 2008 were $8.7 million compared to $6.5 million in 2007.  The increase of $2.2 million or 33.9% was primarily due to an increase in other general and administrative expenses of $2,365,000 offset by a decrease in executive expenses for payroll and benefits of $165,000. The increase in non-executive expenses included an increase in overhead, warehouse and quality control expenses of $441,000; an increase in outside investor relations consultant fees and expenses of $430,000, of which $378,000 is a non-cash stock expense incurred for the payment of services to the current Board of Directors; increased accounting, auditing and SEC and Sarbanes-Oxley compliance fees and expenses of $102,000; increased dispenser lease costs of $12,000; and an increase in depreciation and amortization expense of $1,380,000.  The significant increase in depreciation expense was due to depreciation on the Company’s substantial investment in processing systems and purchases of dispensers.

General and administrative expenses for 2007 were $6.47 million compared to $3.90 million in 2006, the increase of $2.57 million or 66% was primarily due to an increase in executive expenses for payroll and benefits of $1.6 million which included non-cash option expenses of $960,000, benefits and bonuses of $640,000 and an increase in other general and administrative expenses of $969,000. The increase also included an increase in overhead, warehouse and quality control expenses of $50,000, an increase in outside investor relations consultant fees and expenses of $103,000,  increased accounting, auditing and SEC and Sarbanes-Oxley compliance fees and expenses of $274,000, increased dispenser lease costs of $346,000, and an increase in depreciation expense of $196,000.  The 2007 cost increases included expansion of basic staff and services and increases in costs for legal, auditors, internal control consultants and improved insurance coverage reflecting the growth in sales.

General and administrative expenses for 2006 were $3.91 million compared to $2.88 million in 2005. The increase of $1.03 million or 36% was primarily due to an increase in research and development and quality assurance expenses of $215,000, an increase in warehouse expenses such as payroll and repairs and maintenance of $101,000, an increase in finance and accounting expenses for payroll and outside accounting fees of $153,000, an increase in overhead expenses of $565,000, and an increase in bad debt allowance of $55,000. The 2006 cost increases were primarily due to expansion of basic staff and services commensurate with the Company’s expanding sales. In addition, the general liability and directors and officers insurance and investor relations programs costs increased substantially.

In 2009, the Company expects to report non-cash expense for deferred option expense of $361,630 per quarter (or $1.45 million for the year) as part of its general and administrative expense.  In addition, the Company anticipates depreciation expense in 2009 will be at least $2.8 million.

In 2009, the Company expects that general and administrative expenses will grow modestly with a limited number of additional staff and expenses.

OTHER INCOME/EXPENSES

Other expenses were $3.1 million in 2008 compared to $344,000 in 2007. The increase in other expenses of $2.7 million was primarily due to a reduction in the non-cash recognition of derivative income of $2.8 million reported in connection with warrants issued to our senior convertible debt holders, a decrease in interest income of $509,000, an increase in other income of $293,000, a decrease in interest expense of $303,000, and a $14,000 increase in the loss on disposal of assets.  The 2008 interest expense of $5.9 million includes non-cash amortization of debt discount of $4.3 million and $1.2 million of accrued interest on the senior convertible debt that was paid by the issuance of Common Stock.

Other income/expenses were $344,000 in 2007 compared to $7.12 million in 2006. The decrease in other income/expenses of $6.77 million was primarily due to the non-cash recognition of derivative income of $5.14 million reported in connection with warrants issued to its Senior Convertible Debt holders, a decrease in interest expense of $1.35 million, an increase in interest income of $645,000, other income of $46,000 and a $2,000 decrease in the loss on disposal of assets.  The 2007 interest expense of $6,200,874 includes non-cash amortization of debt discount of $4.58 million and $1.03 million of accrued interest on the senior convertible debt that was paid by the issuance of Common Stock.

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

The Company’s net other income/expenses in 2009 will be affected significantly and unpredictably by the market price of its Common Stock because it is required under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to utilize mark to market accounting each quarter for the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.  If these warrants were to be exercised in full, the Company would receive proceeds of approximately $13.5 million at their current strike prices.  The Company recorded non-cash derivative income of $2.3 million in 2008 as a result of a decline in its stock price from the date of issuance.

In 2009, the Company expects to report at least $3 million in non-cash interest expense due to accretion of debt discount and an unknown amount of non-cash derivative income or expense.

NET LOSS

The net loss for the Company for 2008 was $10.8 million compared to $7.5 million in 2007, an increase in loss of $3.3 million or 44.6%. The increase in loss was primarily due to the reduction of $2.8 million in non-cash derivative income and a decrease in interest income of $509,000, offset by an increase in other income of $292,000.  Excluding the non-cash derivative income, the Company’s year-over-year change in net loss would have been an increased loss of approximately $510,000 or 4.1%.  This increase is due to increased sales and marketing expenses of $2.6 million and increased general and administrative expenses of $2.2 million offset by increased gross profit of $4.2 million.  The increase in sales and marketing expense of $2.6 million was due to an increase in sales costs that vary with sales and the increase in general and administrative expenses of $2.2 million was due to an increase in depreciation expense and the non-cash stock compensations expense.

The net loss for the Company for 2007 was $7.45 million compared to $9.93 million in 2006, a decrease in loss of $2.48 million or 25%. The decrease in loss was primarily due to recognition of $5.14 million of non-cash derivative income and increased interest income of $645,000, offset by the increase in operating expenses as the Company built its sales and general administrative organization to prepare it for anticipated increased sales.  Excluding the non-cash derivative income, the Company’s year-over-year change in net loss would have been an increased loss of approximately $2.7 million, or 27%.  This increase is due to increased sales and marketing expenses of $2.28 million as it built out a national distribution and sales organization, increased general and administrative expenses of $2.57 million as it added administrative staff and incurred costs for system and software process improvements, recorded non-cash option expense of $964,000 and increased compliance costs.  These increases were offset by increased gross profit of $544,000.

The net loss for the Company for 2006 was $9.93 million compared to $4.84 million in 2005, an increase of $5.09 million or 105%. The increase is primarily due to an expense of $5.39 million taken in connection with the conversion of promissory notes in the principal amount of $13.75 million.

OUTLOOK

Subject to its concern about the overall economy and the availability of capital to partially fund expansion, the Company expects continued growth in gross revenues and gross profit margin with managed growth in sales marketing and general and administrative expenses. However, offsetting the anticipated improvements in revenues and margins will be an increase in non-cash expenses for equity compensation, depreciation expense and amortization and accretion of debt discount.

The Company anticipates a substantial increase in gross revenue during 2009 as it executes national account opportunities secured but not yet fully exploited (7Eleven, BP Products, Premier Healthcare, Compass Group, and Department of Veterans Affairs, along with other national and regional customers.)  Javo expects to grow the number of deployed dispensers selling its products to between 16,000 to 18,000 locations by year-end 2009.   The Company expects to earn on average between $2,500 and $6,000 per dispenser location per full year in revenue.  The Company’s 2009 annual gross revenue run rate based on customers as of December 31, 2008 is approximately $35 million before accounting for any additional revenues that may come from new dispensers deployed in 2009.  Management anticipates net positive cash flows from operations in 2009.

The other income or expense reported by the Company for 2009 is unpredictable because of dependence on the Black Scholes value of the warrants issued in connection with its issuance of $21 million of senior convertible debt.  The key component in the valuation of the warrants using the Black Scholes Valuation Model is the Company’s stock price.  If the Company’s stock price declines the Company will report non-cash derivative income.  If the Company’s stock price climbs, the Company will report non-cash derivative expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities provided cash and cash equivalents of $76,000 in 2008, versus using $5.9 million, and $1.9 million respectively in 2007 and 2006, respectively.  The decrease in the use of cash in operating activities in 2008 is the result of a net reduction in cash used in operation of $1.3 million and a net increased accounts payable and accrued expenses of $3.4 million, a net reduction in accounts receivable additions of $717 thousand, a net reduction in additions to prepaid expenses of $381 thousand, offset net additions to inventory of $111 thousand.

The Company used approximately $7.6 million in cash and cash equivalents to purchase dispensers, roasting, processing and packaging equipment in 2008, versus $4.1 million and $127,000 in 2007 and 2006, respectively.  The 2008 increase in capital purchases has positioned the Company to further improve it gross profit margins and provided dispensers for its growth in dispenser placements which will generate a substantial increase in the Company’s gross revenue in 2009.

The Company’s financing activities provided a net $2.7 million, primarily from its capital raise which began in December 2008 and is expected to provide an additional $16.7 million in 2009.  In December 2008, the Company pre-paid approximately $1.3 million principal due to and retired 10% of the outstanding A, B and C warrants owned by its Senior Convertible Debt paying 77% or a 23% discount of the face amount principal in according with a loan modification agreement entered into in December 17, 2008 attached as Exhibit 4.9.

In July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. that matures July 1, 2009.  The loan is secured by cash and cash equivalents totaling $5,000,000 and carries an interest rate that floats at 1.25% over LIBOR, rounded up to the next eighth of a point or a maximum of bank prime.  The loan balance and current interest rate as of December 31, 2008, are $4,777,000 and 3.75%, respectively.  As of December 31, 2008, the amount available on the line of credit was $223,000.

The Company anticipates that current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in 2009, anticipated dispenser financing and proceeds from its current $20 million private offering will provide adequate capital to fund operations, sales growth and any required capital expenditures needs through the Company's cash flow breakeven point.

As of March 12, 2009, the Company has raised approximately $5.1 million, has an additional $2 million in escrow and has commitments and letters of intent for the remaining $12.9 million of the anticipated $20 million private offering.  To date, Company directors have invested $2.2 million in the private offering.  The Company’s management believes it will raise the full $20 million.

FACTORS AFFECTING QUARTERLY PERFORMANCE

The Company experienced variations in sales from quarter to quarter due to the sales mix of products and a variety of other factors including consumer buying trends, marketing programs, seasonality and weather.  Therefore, the results of any quarter are not necessarily indicative of the results that maybe be achieved for the full fiscal year.  The Company anticipates significant growth in sales of its iced dispensed products in 2009.  Sales are expected to be greater in the spring, summer and early fall; therefore, the Company anticipates greater seasonality in its gross revenue and operating results.

CRITICAL ACCOUNTING POLICIES

Application of Critical Accounting Policies

Application of the Company's accounting policies requires management to make certain judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all other available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs, depreciation and amortization, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of its financial statements and/or as areas most dependent on management's judgments and estimates.

Revenue Recognition

Jasvo recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection ability is probable. It records sales net of returns and discounts, which are estimated at the time of shipment based upon historical data.  The Company generally does not receive and does not anticipate receiving any material amount of product returns.  Periodically, after requests in writing from a distributor/customer and after confirmation and approval of quantities, dates and amount of credit, the Company will grant a distributor a credit to be applied for out-of-code product.  Total credits issued in 2008 for out-of-code product were $100,711 or 0.5% of gross sales.  The Company has a limited number of distributors that have negotiated payment terms with cash discounts for early payments, usually 2%.  In 2008, the cash discounts taken were $112,166 or 0.6% of gross revenue.

Stock-Based Compensation

The Company adopted the provisions of SFAS 123(R), Share-based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company did not issue any employee options in 2008.  In 2007, the Company issued 5,000,000 employee options or share-based payment awards with market or performance conditions. The shares vest over a 5-year period with the first vesting in the third year.  The Company reported non-cash option expense related to the 2007 option grants of $1,446,520 in 2008.

Derivative Income

In accordance with Emerging Issues Task Force (“EITF”) No. 00-19, the Company is required to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.  The Company reported non-cash derivative income of $2,332,444 in connection with the warrants issued in connection with its 2006 Senior Convertible debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 provides a framework for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect that the provisions of SFAS 162 will result in a change in accounting practice for the Company.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161, effective January 1, 2009, will not have a material impact on its financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these non-financial assets and liabilities. Our adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (the “LLC”), a related party, to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors, Baker, Hackett, and Solomon, two former directors, and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which will then be rented to the Company on terms that the Company believes to be arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00.  The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction.

As of December 31, 2008, the LLC had purchased 896 dispensers.  The Company has incurred dispenser rental expense of $728,160, $716,640, and $370,791 in 2008, 2007, and 2006, respectively.  The LLC has purchased all the dispensers it contracted for and will not purchase additional dispensers beyond the 896 it has already purchased.

COMMITMENTS AND CONTINGENCIES

Set forth below is a table that summarizes our material obligations as of December 31, 2008 by type and by time period when these obligations become payable.

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Senior Convertible debt obligations	$11,540,487	$4,666,668	$6,873,819	$--	$--
8 year note holders	3,240,000	--	--	1,134,000	2,106,000
Other long-term debt obligations	925,934	462,079	455,123	8,732	--

Total	$15,706,421	$5,128,747	$7,328,942	$1,142,732	$2,106,000

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s market risks relating to its operations result primarily from changes in commodity prices and the ability to pass along those cost increases through customer price increases.  Javo does not use financial instruments or commodity contracts in hedging transactions or for trading purposes, although it does buy futures contracts to mitigate against these risks, as described below.

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Gross profit margins can be impacted by changes in the price of green coffee.  The Company enters into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, that give it significant flexibility in selecting the date of the market price and timing of delivery.   Depending on the demand and the condition of the coffee markets, the Company will generally make commitments for one to six months ahead; as of December 31, 2008, Javo had approximately $1,576,000 in green coffee purchase commitments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company required in this item are set forth beginning on Page F-1 of this Form 10-K.

Javo Beverage Company, Inc.
Index to Financial Statements
December 31, 2008
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholder's (Deficit) Equity	F-4

Statements of Cash Flows	F-7

Notes to Financial Statements	F-9

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Javo Beverage Company, Inc.
Vista, California

        We have audited the accompanying  balance sheets of Javo Beverage Company, Inc. (the "Company") as of December 31, 2008 and  2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javo Beverage Company, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Farber Hass Hurley LLP
Camarillo, California
March 16, 2009

JAVO BEVERAGE COMPANY, INC.
BALANCE SHEETS
As of December 31, 2008 and 2007
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$905,344	$6,636,908
Restricted cash	4,777,000	3,863,000
Total cash, restricted cash and cash equivalents	5,682,344	10,499,908

Accounts receivable, less allowances	1,526,120	1,481,924
Inventory, net of reserve for obsolescence	785,713	691,420
Prepaid expenses	103,607	293,025
Total current assets	8,097,784	12,966,277

Property and equipment, net	11,365,253	4,644,993
Intangibles, net	761,979	750,060
Deposits	23,858	20,242

Total assets	$20,248,874	$18,381,572
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,386,952	$2,024,062
Lines of credit	5,816,230	3,863,000
Accrued payroll and related benefits	250,369	139,358
Accrued short-term interest payable	259,629	399,808
Warrants payable	56,771	2,389,215
Current portion of long-term debt	5,128,747	4,990,563
Total current liabilities	17,898,698	13,806,006
Long-term debt, net of current portion	10,577,674	13,587,773
Unamortized discount on long-term debt	(6,197,748)	(9,216,562)
Accrued long-term interest payable	15,504	52,444
Total liabilities	22,294,128	18,229,661
Commitments and contingencies	--	--
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,2,147,952 shares issued and outstanding as of December 31, 2008, 1,952,683 shares issued and outstanding as of December 31, 2007. 150,000 shares have been reserved for the Junior A Participating Preferred Stock.	2,148	1,953
Common stock, $0.001 par value, 300,000,000 shares authorized, 186,403,648 shares issued and outstanding as of December 31, 2008, 153,378,797 shared issued and outstanding as of December 31, 2007	186,404	153,379
Additional paid in capital	62,595,575	53,549,821
Deferred Compensation	(2,577,133)	(4,023,653)
Accumulated deficit	(62,252,248)	(49,529,589)
Total stockholders' (deficit) equity	(2,045,254)	151,911

Total liabilities and stockholders' (deficit) equity	$20,248,874	$18,381,572

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Net sales	$19,448,822	$12,559,132	$10,321,655

Cost of sales	(11,223,960)	(8,504,863)	(6,811,319)
Gross profit	8,224,862	4,054,269	3,510,336

Operating expenses:
Selling and marketing	(7,249,467)	(4,687,083)	(2,408,265)
General and administrative	(8,664,409)	(6,472,440)	(3,906,004)

Total operating expenses	(15,913,876)	(11,159,523)	(6,314,269)

Loss from operations	(7,689,014)	(7,105,254)	(2,803,933)

Other income (expenses):
Interest income	165,058	673,597	28,963
Interest expense	(5,897,573)	(6,200,874)	(7,547,963)
Income (expense) from derivatives	2,332,444	5,143,156	404,721
Other income	339,121	46,297	--
Gain/(loss) on disposal of assets	(20,014)	(5,858)	(7,860)

Total other expense	(3,080,964)	(343,682)	(7,122,139)

Net loss	$(10,769,978)	$(7,448,936)	$(9,926,072)

Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	160,598,172	150,709,665	149,494,203

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006, 2007 and 2008

					Additional
	Common Stock		Preferred Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2006	149,479,927	$149,479	--	--	$21,356,872	$(30,379,414)	$(8,873,063)

Stock issued at $.29 to employee as part of employment agreement	25,000	$25	--	--	$7,224	--	$7,249

Preferred shares issued in debt conversion at $10.00 per share	--	--	1,775,166	$1,775	$17,749,885	--	$17,751,660

Warrants issued at a strike price of $0.085 per agreement with consultant	--	--	--	--	$1,541	--	$1,541

Senior Convertible Debt beneficial conversion feature	--	--	--	--	$4,065,583	--	$4,065,583

Warrants issued at a strike price of $1.79 in connection with senior convertible debt	--	--	--	--	$15,391	--	$15,391

Net loss	--	--	--	--	--	$(9,926,072)	$(9,926,072)

Balance at December 31, 2006	149,504,927	$149,504	1,775,166	$1,775	$43,196,496	$(40,305,486)	$3,042,289

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006, 2007 and 2008

					Additional
	Common Stock		Preferred Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balances at January 1, 2007	149,504,927	$149,504	1,775,166	$1,775	$43,196,496	$--	$(40,305,486)	$3,042,289

Stock returned to treasury by terminated employee	(4,000)	$(4)	--	--	$4	--	--	-

Stock options granted to executive team	--	--	--	--	$4,988,000	$(4,988,000)	--	-

Recognition of stock option expense	--	--	--	--	--	$964,347	--	$964,347

Stock issued in repayment of Sr. Convertible debt	3,077,780	$3,079	--	--	$2,876,575	--	--	$2,879,654

Stock issued in repayment of Sr. Convertible interest	685,330	$685	--	--	$704,117	--	--	$704,802

Preferred shares issued as a stock dividend at $.001 per share	--	--	177,517	$178	$1,774,989	--	$(1,775,167)	--

Warrants redeemed at a strike price of $0.085 per agreement with consultant	114,760	$115	--	--	$9,640	--	--	$9,755

Net loss	--	--	--	--	--	--	$(7,448,936)	$(7,448,936)

Balance at December 31, 2007	153,378,797	$153,379	1,952,683	$1,953	$53,549,821	$(4,023,653)	$(49,529,589)	$151,911

The accompanying notes are an integral part of these financial statements

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006, 2007 and 2008

					Additional
	Common Stock		Preferred Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balances at January 1, 2008	153,378,797	$153,379	1,952,683	$1,953	$53,549,821	$(4,023,653)	$(49,529,589)	$151,911

Stock returned to treasury by terminated employee	(16,500)	$(16)	--	--	$16	--	--	--

Stock issued to non-employee directors	900,000	$900	--	--	$377,100		--	$378,000

Recognition of stock option expense	--	--	--	--	--	$1,446,520	--	$1,446,520

Stock issued in repayment of Sr. Convertible debt	13,730,093	$13,730	--	--	$4,276,697	--	--	$4,290,427

Stock issued in repayment of Sr. Convertible interest	2,211,258	$2,211	--	--	$1,149,650	--	--	$1,151,861

Preferred shares issued as a stock dividend at $.001 per share	--	--	195,269	$195	$1,952,486	--	$(1,952,681)	--

Stock issued in 2008 offering	16,200,000	$16,200	--	--	$1,289,805	--	--	$1,306,005

Net loss	--	--	--	--	--	--	$(10,769,978)	$(10,769,978)

Balance at December 31, 2008	186,403,648	$186,404	2,147,952	$2,148	$62,595,575	$(2,577,133)	$(62,252,248)	$(2,045,254)

The accompanying notes are an integral part of these financial statements

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007, 2006

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(10,769,978)	$(7,448,936)	$(9,926,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	6,241,246	5,100,958	2,415,581
Accelerated interest and discount converted to preferred stock	--	--	5,384,964
Gain on derivatives	(2,332,444)	(5,143,156)	(404,721)
Deferred compensation	1,446,520	964,347	--
Provision for bad debt	55,901	179,750	212,400
Issuance of common stock for compensation or services	378,000	--	7,249
Issuance of warrants for services	--	--	1,541
Loss on disposal of assets	20,014	5,858	7,860
Changes in operating assets and liabilities:
Accounts receivable	(100,097)	(817,529)	(279,784)
Inventories	(94,293)	16,746	700,433
Prepaid expenses and other assets	(193,977)	(575,132)	(105,926)
Employee advances	--	1,362	(1,362)
Accounts payable and accrued expenses	4,276,389	847,382	(22,475)
Accrued payroll and related benefits	111,010	98,344	13,696
Accrued interest payable	1,037,612	876,787	60,813
Net cash provided by (used in) operating activities	75,903	(5,893,219)	(1,935,803)
Cash flows from investing activities:
Change in restricted cash	(914,000)	(3,863,000)	--
Proceeds from disposal of equipment	15,726	7,317	1,094
Purchases of property and equipment	(7,635,044)	(4,080,876)	(127,040)
Net cash used in investing activities	(8,533,318)	(7,936,559)	(125,946)
Cash flows from financing activities:
Proceeds from long-term debt	3,240,000	--	21,000,003
Proceeds from line-of-credit borrowing	4,153,230	3,863,000	713,000
Repayment on line-of-credit	(2,200,000)	(713,000)	--
Loan costs	--	--	(1,822,449)
Payments on long-term debt	(2,467,379)	(1,017,230)	(24,198)
Proceeds from exercised warrants	--	9,755	--
Net cash provided by financing activities	2,725,851	2,142,525	19,866,356

Net change in cash and cash equivalents	(5,731,564)	(11,687,253)	17,804,607
Cash and cash equivalents at beginning of period	6,636,908	18,324,161	519,554
Cash and cash equivalents at end of period	$905,344	$6,636,908	$18,324,161

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENT OF CASH FLOWS (Continued)
For the Years Ended December 31, 2008, 2007, 2006

	2008	2007	2006
Non-cash activities:
Issuance of preferred stock in exchange for debt	--	--	$17,751,660
Issuance of preferred stock as in-kind dividend	$1,952,681	$1,775,167
Issuance of common stock in exchange for debt	$4,290,427	$2,879,654	--
Issuance of common stock in exchange for interest due	$1,151,861	$704,802	--
Deferred compensation	--	$4,988,000	--
Equipment from capital lease	$732,392	$362,982	$63,726
Discount for beneficial conversion feature of Senior Convertible Debt	--	--	$4,065,583
Warrant Liability	$2,332,444	$5,143,155	$7,532,370

Supplemental cash flow information:
Cash paid for interest	$539,893	$689,806	$50,854
Cash paid for income taxes	$18,664	$3,918	$1,936

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could materially differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivables.

Concentration of credit risk with respect to cash and cash equivalents and restricted cash is the result of the Company having $5.7 million in three separate financial institutions.  The invested funds are in cash bank accounts, bank money market accounts, and cash reserve funds.  The cash or cash equivalent investments are liquid and the Company can access all funds with 3 days or less notice.  The restricted cash amounting to $4,777,000 is in Restricted Money Market accounts and secures a line of credit. The Company funds are in large reputable financial institutions.  The Company does not believe that it is subject to any unusual credit or market risk because the funds are invested with a large stable national bank that has not been included in the group of banks with known financial problems.

Concentration of credit risk with respect to trade receivables has decreased as the Company continues to diversify its customer base.  The Company routinely assesses the financial strength of its customers.  At December 31, 2008, the Company had three customers whose balances approximated 12%, 11% and 5% compared to 20%, 16%, and 13% of gross accounts receivable as of December 31, 2007. No other customer balance exceeded 10% of gross accounts receivable.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

Shipping and Handling Charges

The Company records shipping and handling charges, which are invoiced to customers with actual shipping and handling costs recorded as part of its cost of goods sold in the Statement of Operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $2,300,002, $1,015,270 and $707,916 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

In accordance with SFAS 123(R), Share-based Payments, on January 1, 2006, the Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company has no outstanding employee options or share-based payment awards with market or performance conditions. The implementation of SFAS 123(R) did not have a material effect on the Company's financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Income

In accordance with Emerging Issues Task Force (“EITF”) No. 00-19, the Company is required to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each reporting quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.

Loss per Share

Basic EPS is computed as net loss, divided by the weighted average shares outstanding during the period.  The potential common shares that can be issued total 17,978,590 at December 31, 2008, 22,101,690 at December 31, 2007, and 19,311,721 at December 31, 2006.  Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive. The number of potential shares to be issued at each December 31 related to the senior convertible debt is calculated based on the stated conversion price of $1.79 per share.  If the Company considered the in-kind dividend accrued on the Series B Preferred Stock in calculating the loss available to common shareholders the net loss per weighted average common share would increase from $(0.07) to $(0.08) for 2008 and from $(0.05) to $(0.06) for 2007.

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
DECEMBER 31, 2008
Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.

Fair Value of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and certain promissory notes, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company also analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

	Carrying Value December 31, 2008	Fair Value Measurements December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Senior Convertible debt	$11,540,487	$-	$-	$8,886,175
Promissory notes	$3,240,000	$-	$-	$2,591,028
Warrants	$56,711	$-	$-	$56,711

The Company determined the value of the Senior Convertible debt based on fact and circumstance and the agreement with debt holders to payoff of 10% of the outstanding balance at a 23% discount in December 2008.

The Company determined the value of its promissory notes based on a discount from the face for the interest rate and delayed payment terms in addition to other facts and circumstances at the end of 2008.

The Company carries the warrant on its balance sheet as a liability at fair market value determine by using the Black Scholes valuation model.  As of December 31, 2008, the factors used in the valuation of the warrants was the Company’s stock price of $0.12, interest rate of 1.8%, and volatility percentage of 90.6%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Recent Pronouncements and Accounting Changes

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these non-financial assets and liabilities. Our adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company's results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its financial statements.  The Company does not expect that the provisions of SFAS No. 161 will result in a change in accounting practice for the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 provides a framework for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect that the provisions of SFAS 162 will result in a change in accounting practice for the Company.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3.    MAJOR CUSTOMERS AND VENDORS

The Company purchases certain products from five suppliers, which accounted for approximately 68%, 62% and 62% of total purchases in 2008, 2007 and 2006, respectively. Management does not believe that the loss of these suppliers would have a severe impact on the result of operations since the Company has identified available products at other vendors.

During the year ended December 31, 2008, 2007, and 2006, the Company had sales to three major customers, which accounted for 14%, 12% and 9% of sales in 2008, 20%, 16% and 13% of sales in 2007, 15%, 9% and 7% of sales in 2006, respectively.  The Company expanded its customer base in 2008 and anticipates that sales in 2009 will be to a broader base of customers and it will be less reliant on any one customer.  The Company recorded a bad debt expense of $55,901, $179,750 and $212,400 in 2008, 2007 and 2006, respectively.

Accounts receivable consists of the following at December 31, 2008 and 2007

	2008	2007
Accounts receivable	$1,542,660	$1,693,524
Allowance for doubtful accounts	(16,540)	(211,600)
	$1,526,120	$1,481,924

NOTE 4.    INVENTORY

Inventory consists of the following at December 31, 2008 and 2007.

	2008	2007
Raw Materials	$603,845	$326,170
Finished Goods	220,124	403,506
	823,969	729,676
Reserve for Obsolescence	(38,256)	(38,256)
	$785,713	$691,420

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008 and 2007.

	2008	2007
Production Equipment	$13,831,850	$4,477,666
Construction in Process	--	1,017,755
Leasehold Improvements	472,229	381,430
Office Equipment	302,602	296,528
Vehicles	46,897	46,897
Total Cost	14,653,578	6,220,276
Less Accumulated Depreciation	(3,288,325)	(1,575,283)
	$11,365,253	$4,644,993

During the years ended December 31, 2008, 2007 and 2006 depreciation expense totaled $1,780,593, $506,592 and $310,556, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 7.    INTANGIBLE ASSETS

Intangible assets include loan costs of $1,167,954, net of amortization of $1,139,459, or $28,495.  The loan costs related to the promissory note debt are being amortized over the five-year life of the loans.  The loan costs related to promissory notes converted to preferred stock in 2006 became fully amortized at the time of the conversion.  The loan costs related to the 2008 factoring fee is being amortized over the three year contract term.  Amortization expense as of December 2008, 2007 and 2006 was $7,867 $16,834 and $532,248, respectively.

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee that is being amortized based on the quantity of product sold over the term of the contract.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012. The Company recorded an amortization expense for 2008, 2007 and 2006 of $87,330, $80,802 and $53,422, respectively.  The conversion fee net of the $246,728 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

In 2008, the Company entered into one year exclusivity period contracts with three regional convenience store chains.  The Company will be paying for the installation of approximately 1,050 machines at an approximate cost of $215,000.  The installation costs are being amortized over twelve months.  As of December 31, 2008, the Company has recorded $183,718 in installation costs and $103,506 in amortization.

Intangible assets, net as of	2008	2007
Loan fees	$1,167,954	$1,141,050
Conversion fee	900,000	900,000
Installation costs	183,718	--
	2,251,672	2,041,050
Accumulated amortization	(1,489,693)	(1,290,990)
Net intangibles	$761,979	$750,060

 Amortization of the intangibles is as follows:

2008

December 31, 2009	$206,847
2010	180,135
2011	237,726
2012	137,271
2013	--
Thereafter	--
$761,979

NOTE 8.    LINES OF CREDIT

In July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. which matures July 1, 2009.  The loan is secured by cash and cash equivalents totaling $5,000,000 and carries an interest rate that floats at 1.25% over LIBOR rounded up to the next eighth of a point or a maximum of bank prime.  As of December 31, 2008, the loan balance was $4,777,000 with an interest rate ranging from 3.25% to 4.0%.  As of December 30, 2008, the amount available on the line of credit was $223,000.

In July 2008, the Company entered into a financing arrangement which gave it the ability to factor its accounts receivable.  The terms provide for the Company to receive funding of 70% on the balance of receivables it factored up to $1,250,000.  In July, the Company paid a one-time $6,250 line fee.  The factor received a 0.9% administrative fee for

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8.    LINES OF CREDIT (Continued)

factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at four percent over prime, on the amount of the advance by the factor based on the number of days the receivables was outstanding.

In October 2008, the Company paid off its accounts receivable factoring line of credit and replaced it with a facility from another factoring company.  The initial terms of the new lending facility provide for the Company to receive advance funding of up to 75% on the balance of its receivables up to $6,000,000.  In September, the Company paid a due diligence fee of $29,500 which will be amortized over the life of the contract, 36 months.  The Company pays a 0.465% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at three percent over prime, as of December 31, 2008 the rate was 7.5%, on the amount advanced by the factoring based on the days the receivables is outstanding.  In addition, the new factoring facility allows the Company, at its option, to receive as an advance an additional 25% of the eligible receivables.  This optional advance must be repaid over a 13 week period before it can be advanced again.  The Company pays a 0.5% draw down fee and interest of 0.467% per diem on the outstanding balance for the optional advance. The amount owed on the factoring line as of December 31, 2008 was $1,039,230.

NOTE 9.    LONG-TERM DEBT

Promissory Notes

On April 11, 2002, the Company issued $5,000,000 in promissory notes bearing 10% interest per year, which matured on April 11, 2007. The proceeds of this funding paid off a prior loan commitment and provided the Company with working capital to begin operations.  In connection with these promissory notes, the Company issued 30,000,000 shares of its restricted Common Stock and paid a 10% loan cost totaling $500,000. The Company determined that per APBO No. 14  “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note holders had effectively purchased the 30,000,000 shares of restricted Common Stock for $2,910,973 and had paid $2,089,027 for the debt, based on the relative fair values of the respective equity and debt instruments issued.  Accordingly, a $2,910,973 debt discount was recognized on the $5,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt.  This accounting makes the effective compound interest rate on the notes approximately 25% over the term of the debt.  Of the $5,000,000 in promissory notes $4,500,000 plus related accrued interest were converted to Series B Preferred Stock in 2006.  The remaining $500,000 of principal plus accrued interest of $250,000 was paid by the Company in April 2007.

In 2003, the Company issued $6,000,000 in promissory notes bearing 10% interest per year, which mature in 2008. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 36,000,000 shares of its restricted Common Stock and paid loan costs totaling $313,550.  The Company determined per APBO No. 14, the note holders had effectively purchased the 36,000,000 shares of restricted Common Stock for $3,365,466 and had paid $2,634,534 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $3,365,466 debt discount was recognized on the $6,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt.  Of the $6,000,000 in promissory notes, $5,775,000 plus related accrued interest were converted to Series B Preferred Stock in 2006.

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

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9.    LONG-TERM DEBT (continued)

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

In December 2008, the Company issued $3,240,000 in promissory notes bearing 10% interest per year, which mature in 2017.  The proceeds of this funding provided the Company with working capital to continue operations.  In connection with these promissory notes, the Company issued 16,200,000 shares of its restricted Common Stock.  The Company determined that per APBO No. 14 the note holders had effectively purchased the 16,200,000 shares of restricted Common Stock for $1,306,005 and had paid $1,933,995 for the debt, based on the relative fair values of the respective equity and debt instruments issued.  Accordingly, a $1,306,005 debt discount was recognized on the $3,240,000 principal value of the promissory notes, which is being amortized over the eight-year life of the debt.  The notes require quarterly interest payments for the first thirty-six months of the loan.  In April 2012, principal will be paid in equal quarterly installments, plus accrued interest until the maturity date of January 2017.

Senior Convertible Debt

In December 2006, the Company issued $21,000,003 in Senior Convertible Debt.  The Senior Convertible Debt bears annual interest at 6.95% per annum based on a 360-day year.  The debt agreement provides for quarterly interest payments starting April 1, 2007 and fifty-four equal monthly principal payments of $388,889 starting May 1, 2007.  At the Company’s option, the interest and principal payments may be paid in either cash or in registered Common Stock valued at a 12% discount to the volume weighted average stock price for the 20 trading days following the due date (the “VWAP”), if the VWAP is over $1.00 per share.  If the VWAP stock price is more than $0.60 and less than or equal to $1.00 per share, then the principal payments at the Company’s option may be paid in registered Common Stock valued at a 15% discount to the VWAP.  At no time will the conversion value of the registered shares used for payment of the debt exceed $1.79 per share.  If the VWAP stock price is $0.60 or less, then the Company will be required to pay the interest and principal payments in cash.  The investors may elect at any time to convert any or all of the debt to registered shares at a value based on $1.79 per share.  The Senior Convertible Debt is a complex instrument requiring the Company to strictly adhere to certain notifications and payment schedules or be in default under its provisions.  If an event of default occurs under the debt, the debt will bear interest at a rate of 15% for so long as the default continues.  See the Senior Convertible Debt agreement attached to the Company’s 8-K filed on December 18, 2006 for further details.  The fair value of the Senior Convertible Debt without the beneficial conversion feature was determined by first determining the fair value of the warrants issued in connection with the transaction and allocating the remainder of net proceeds to the debt.  The allocation to the debt was $13,062,911 before expenses paid to third parties.  The Company recorded a debt discount of $9,767,431, which is accreted at an interest rate of approximately 26.9% over the life of the senior convertible debt as interest expense.

In 2007, the Company paid in cash $388,889 of principal and $433,796 of accrued interest related to its Senior Convertible debt. In addition, the Company issued 3,763,110 shares of its Common Stock in payment of $2,879,654 in principal and $704,802 in accrued interest of the Senior Convertible debt.

In 2008, the Company paid in cash $1,603,977 of principal and $22,846 of accrued interest related to its Senior Convertible debt.  In addition, the Company issued 15,941,351 shares of its Common Stock in payment $4,290,427 in principal and $1,151,861 in accrued interest. The Company recorded a non-cash accretion expense of $4,261,949 and $4,496,279 in 2008 and 2007, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9.    LONG-TERM DEBT (continued)

In connection with the Senior Convertible Debt, the Company issued warrants for the purchase of 6,644,554 of the Company’s Common Stock.  The Company issued Series A Warrants for 3,519,555 common shares at a strike price of $1.95 per share and Series B Warrants for 3,124,999 at a strike price of $2.24 per share.  Any or all of the warrants maybe exercised any time between June 2007 and December 2011.  The Company would receive gross proceeds of $13,863,130 if these warrants were exercised in full at their current strike prices. The A and B Warrant agreements are identical except for the strike price. These warrants were valued at the time of issuance using the Black-Scholes option valuation, which resulted in a fair value of $3,906,076 for the A Warrants and $3,406,249 for the B Warrants, representing a total fair value of these warrants of $7,312,955 as of December 15, 2006.  Because the warrants provide for a strike price reset if the Company issues stock at a price less than the defined exercise price, the Company was required under EITF 00-19 to use liability accounting for the warrants.  The fair value of the A and B warrants of $7,312,955 was recorded as a warrant liability.  In connection with the issuance of the Senior Convertible Debt, the Company also issued Series C Warrants for the purchase of 11,731,844 at a strike price of $1.79 per share.  These warrants only become exercisable if and to the extent the Company exercises its option to pre-pay part or all of the Senior Convertible Debt after April 8, 2009.

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

As of December 31, 2008, the Company determined that, using the Black-Scholes formula, the fair value of the warrants had declined.  Accordingly, the Company recorded “Income from derivatives” and recorded a corresponding reduction in the “Warrants liability” of $2,332,444 and $5,143,156 in 2008 and 2007, respectively.  The Company used the following factors in calculation of Black Scholes value, fixed interest of 1.8%, stock price of $0.12, days remaining of 1,078 and volatility of 90.6% in December 31, 2008 and fixed interest rate of 4.5%, stock price of $0.74, days remaining of 1,444 and volatility of 88.0% as of December 31, 2007.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 9.    LONG-TERM DEBT (continued)

In December 2008, the Company entered into an agreement with the Senior Convertible Debt holders which give it the right to prepay the Senior Convertible Debt at a discount.  In December 2008, the Company prepaid $1,289,436 of the then outstanding balance for $928,394.  The Company reported forgiveness of debt income of $361,042 in connection with the prepayment.

Long-term debt at December 31, 2008 and 2007 consisted of the following:
	2008	2007
Senior convertible debt, unsecured, payable in installments from May 2007 through October 2011 with interest at 6.95% per annum due quarterly starting April 2007 through maturity in 2011	$11,540,487	$17,731,461
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2009	200,000	200,000
Lease payable, secured by equipment, payable in monthly installments of $631, including interest at 6% per annum. Matures 2012.	23,850	29,795
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2010.	25,000	25,000
Lease payable, secured by equipment, payable in monthly installments of $564, including interest at 9.879% per annum. Matures 2012.	19,960	24,510
Lease payable, secured by equipment, payable in monthly installments of $438, including interest at 8.394% per annum. Matures 2012.	15,237	19,040
Notes payable, unsecured, payable at quarterly starting April 2012. Interest paid quarterly starting April 2009 interest at 10% per annum. Matures 2016	3,240,000	--
Lease payable, secured by equipment, payable in monthly installments of $16,528. Interest paid separately at 15.5% per annum. Matures 2011.	561,944	--
Lease payable, secured by equipment, payable in monthly installments of $6,754, including interest at 16.41% per annum. Matures 2010.	79,943	--
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2008	--	225,000
Lease payable, secured by equipment, payable in monthly installments of $4,991, including interest at 13.427% per annum. Matures 2013.	--	224,796
Lease payable, secured by equipment, payable in monthly installments of $1,460, including interest at 16.642% per annum. Matures 2011.	--	43,741
Lease payable, secured by equipment, payable in monthly installments of $498 at an annual interest rate of 10.741%. Matures in 2011.	--	17,386
Lease payable, secured by equipment, payable in monthly installments of $3,434, including interest at 0% per annum. Matures 2008.	--	13,772
Lease payable, secured by equipment, payable in monthly installments of $1,312, including interest at 23.38% per annum. Matures 2008.	--	11,815
Note payable, unsecured, payable in monthly installments of $1,174, including effective interest at 6.09% per annum. Matures 2008	--	8,222
Lease payable, secured by equipment, payable in monthly installments of $485, including interest at 6.0% per annum. Matures 2008.	--	3,798
Total long-term debt	15,706,421	18,578,336
Less current portion	5,128,747	4,990,563

Long-term debt less current portion	$10,577,674	$13,587,773

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9.    LONG-TERM DEBT (continued)

Long-term debt matures as follows:

2009	$5,128,747	$4,990,563
2010	4,938,400	4,911,116
2011	2,390,542	4,795,432
2012	494,732	3,803,919
2013	648,000	62,661
Thereafter	2,106,000	14,645

	$15,706,421	$18,578,336

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10.    COMMITMENTS AND CONTINGENCIES

As of December 31, 2008, Javo had forward commitments to purchase green coffee beans of approximately $1,576,000.

Leases

The Company entered into a non-cancelable operating lease for its office space in October 2002. The lease was extended for an additional year in December of 2008 and will expire in November 2010. Also, in 2008, the Company entered into a cancelable operating lease for additional warehouse space.  Total rent expense for all operating leases for the years ended December 31, 2008, 2007 and 2006 amounted to $393,960, $337,624 and $324,223, respectively.

The Company's future annual minimum lease payments as of December 31, 2008 are as follows:

Year Ending

2009	$290,040
2010	265,870
$555,910
Litigation

As of December 31, 2008 there were no material claims filed against the Company.  The Company in its normal course of doing business is subject from time to time to disputes and to legal proceedings against it.

NOTE 11.    STOCK AND WARRANT TRANSACTIONS

Stock Option Issuances

In 2006, there were no options granted to any employees or officers.

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

On April 25, 2007, a majority of the independent members of the Board approved the award of incentive options for the purchase of a total of 5,000,000 shares of the Company’s restricted Common Stock at a strike price of $1.16 to four Company executives and one key employee.  Sixty percent of the options vest after 3 years, 20% after 4 years, and the remaining 20% after 5 years.  The fair value of the ten-year options was determined to be $4,988,000.  This was calculated using Black Scholes with a 105% stock volatility, 2,555 days for the estimated remaining life of the options, a fixed interest rate of 4.5%, and the strike price of $1.16.  The Company is recognizing the value of the options as non-cash deferred compensation over the term of the options based on their vesting schedule. The Company recorded a non-cash expense of $1,446,520 and $964,347 related to the stock options, in 2008 and 2007 respectively.  A summary of option activity for 2008 is presented below:

Options	Shares

Outstanding at December 31, 2007	5,000,000
Granted	--
Exercised	--
Forfeited	--
Expired	--
Outstanding at December 31, 2008	5,000,000

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Stock Issuances

On September 21, 2008, a majority of the independent members of the Board approved the awarding of 150,000 shares of Common Stock to each of the non-employee directors of the Company under the 2007 Stock Option and Incentive Plan.  In connection with the award, the Company recognized a $378,000 or $0.42 per share non cash stock expense.

During 2008, the Company converted $4,290,427 in principal and $1,151,861 in accrued interest of its senior convertible debt principal and accrued interest into 15,941,351 shares of its Common Stock.  The conversion price was at a discount from the weight volume average stock price for the relevant periods or an average conversion price of $0.34 per share.

In July 2008, the Company issued 195,269 shares of Series B Preferred Stock as payment in kind for a $1 dividend per share to the holders of the Series B Preferred Shares.  The Series B Preferred Stock earns a $1 per share dividend payable in kind or cash at the Company's option each July.

Warrants – Senior Convertible Debt

The outstanding warrants for the purchase of the Company’s Common Stock as of December 31, 2008, are listed below.  None of the warrants is owned by a director, officer or employee of the Company.

Strike Price	Number of Warrants	Exercise Period
$1.79	351,955	June 2007 through December 2011
$1.95	3,273,187	June 2007 through December 2012
$2.24	2,906,249	June 2007 through December 2013
	6,531,391

If these warrants were exercised, the Company would receive $13.5 million in additional capital.  These warrants are being accounted for as derivative instruments and the fair value is determined on a mark-to-market basis using the Black Scholes Valuation Model.  During 2008, the Company recorded non-cash derivative income of $2,332,444.

In 2008, the Company retired 351,956 warrants with a $1.95 strike price and 312,500 warrants with a $2.24 strike price for a total of 664,455 warrants from the Senior Convertible debt holders.

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

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 12.    PROVISION FOR INCOME TAXES

No provision for income taxes was recorded in 2008, 2007 or 2006 since the Company generated both book and tax losses.  The Company’s deferred tax assets consist of the following:

	2008	2007	2006
Net operating loss carry forward	$62,300,000	$49,500,000	$40,300,000

Calculated deferred tax benefit	24,900,000	19,800,000	16,120,000
Valuation allowance	(24,900,000)	(19,800,000)	(16,120,000)
Deferred tax asset	$--	$--	$--

Provision for income tax benefits were as follows:
Tax benefit, calculated at statutory rate	$(3,934,200)	$(3,128,400)	$(2,546,960)
Increase in valuation allowance	3,924,200	3,128,400	2,546,960
	$--	$--	$--

At December 31, 2008, the Company had net operating carry forwards for federal and state purposes that expire in various years through 2027.  The extent to which these loss carry forwards can be used to offset future taxable income may be limited.

NOTE  13.    RELATED PARTY TRANSACTIONS

Private Debt Offering

In December 2008, a member of the Company’s board of directors purchased $2.0 million of promissory notes and common stock in a private transaction.  For the investment, the director received promissory notes in the aggregate principal sum of $2.0 million and 10 million shares of common stock.  The board member invested on the same terms as the other non-affiliate investors.

Debt Conversion

During 2006 the Company converted $13,750,000 in promissory notes plus accrued interest of $4,001,660 to 1,775,166 shares Series B Preferred Stock.  Of that amount, eight then outside Company directors converted $1,550,000 plus accrued interest of $524,305 to 207,336 shares of Series B Preferred Stock or 11.7% of the total Series B Preferred Stock.

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

As of December 31, 2008, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $728,160, $716,640 and $370,791, in 2008, 2007 and 2006, respectively.  Presented below are the Condensed Balance Sheets as of December 31, 2008 and 2007, and the Statements of Operations for the years ended December 31, 2008, 2007, and 2006 respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE  13.    RELATED PARTY TRANSACTIONS (Continued)

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
As of December 31, 2008 and 2007
(UNAUDITED)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$704	$17,000
Accounts receivable	253,326	164,080
Total current assets	254,030	181,080
Property and equipment, net	1,041,210	1,475,782
Total assets	$1,295,240	$1,656,862

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,284	$57,745
Long-term debt	806,610	1,378,597
Total liabilities	858,894	1,436,342
Member Equity	436,346	220,520
Total liabilities and member equity	$1,295,240	$1,656,862

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006
(UNAUDITED)

	2008	2007	2006

Rental Income	$728,160	$716,640	$370,791
Operating expenses:
General and administrative	(443,302)	(434,307)	(216,119)
Total operating expenses	(443,302)	(434,307)	(216,119)
Income from operations	284,858	282,333	154,672
Other income (expenses):
Interest expense	(69,031)	(143,887)	(81,828)
Net Income	$215,827	$138,446	$72,844

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 14.    SUBSEQUENT EVENTS (UNAUDITED)

Private Debt Offering

Through March 13, 2009, the Company had raised approximately $5.1 million in its Private Debt Offering plus an additional $2 million in escrow and commitments and letters of intent for the remainder of its $20 million Private Debt Offering.

Related Party Transaction

In February 2009, a member of the Company’s board of directors purchased $200 thousand of promissory notes and common stock in a Private Debt Offering.  For the investment, the director received promissory notes in the aggregate principal sum of $200 thousand and 1.0 million shares of common stock.  The board member invested on the same terms as the other non-affiliated investors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2008.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under this framework, management concluded that internal control over financial reporting was effective as of December 31, 2008.

 Changes in Internal Control over Financial Reporting

In the 2008, the Company made several changes to improve the inventory process in order to eliminate the deficiency identified in 2007.  The Company hired an independent consultant to help the Company develop and implement the best process to insure that costs built up through the various processes are accurate and flow through the software system in a timely manner.  In addition, the Company personnel including the Chief Financial Officer continue as a matter of routine, to review the final inventory values to insure there are no material misstatements of the final inventory value in its financial reports.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been reviewed and attested by Farber Hass Hurley LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names and ages of Javo’s executive officers and directors, as of December 2008, as well as certain biographical information.

CODY C. ASHWELL, 38

Cody C. Ashwell is the Chairman and Chief Executive Officer of Javo Beverage Company. Mr. Ashwell has served as the Company's CEO and Chairman since September 2001, acted as a consultant to the Company prior to that, and has held a major stake in the Company since 1999. Prior to joining Javo, Mr. Ashwell was managing partner of Ashwell, Marshall & Associates. Prior to this, he was the founder and principal of a successful financial and insurance services firm, which was later sold to the Allstate Insurance Corporation.

GARY LILLIAN, 52

Gary A. Lillian is Javo’s President, responsible for the company's commercial strategy and the development of key industry alliances. Prior to becoming Javo's President in January 2002, Mr. Lillian held executive level sales and marketing positions at consumer products companies including PepsiCo, Ford Motor Company, Pennzoil-Quaker State and The Clorox Company.  He also founded start-up companies, including a beverage company and a packaged food company, which was later sold to Nestle. Lillian earned a bachelor's and a master's degree in business administration from Northwestern University.

RICHARD A. GARTRELL, 60

Richard A. Gartrell has served as Javo's Chief Financial Officer since 2001 and acted as a consultant to the Company for two years prior to that.  Mr. Gartrell was a certified public accountant and has more than 32 years of accounting experience.  He has acted successfully in the position of chief financial officer at several mid-cap companies, most recently AMX Resorts, Inc. Mr. Gartrell has been qualified as an expert witness in forensic accounting and holds a Bachelor of Science degree in accounting from Colorado State University.

WILLIAM E. MARSHALL, 38

William E. Marshall is Javo’s Senior Executive Vice President of Operations and General Counsel and, since March 2002, the Company's corporate secretary. Prior to becoming general counsel in January 2002, Mr. Marshall served as the Company's Chief Administrative Officer. Mr. Marshall became Senior Executive Vice President in September 2002.  A member of the California State Bar, Marshall earned his juris doctorate from the University of California at Los Angeles. He completed his undergraduate studies at the University of California at Santa Barbara.

WILLIAM C. BAKER, 75

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

RONALD S. BEARD, 70

Ronald S. Beard has been a director of the Company since January 2004. Mr. Beard has also served as a Director of Callaway Golf Company since June 2001 acting as Chair of their Audit Committee and as lead independent director. Mr. Beard is currently a partner in the Zeughauser Group, consultants to the legal industry. Mr. Beard is a retired former partner of the law firm of Gibson, Dunn & Crutcher LLP. He joined the firm in 1964, served as Chairman of the firm from April 1991 until December 2001, and was also its Managing Partner from April 1991 until mid-1997. Mr. Beard served as Callaway Golf Company's general outside counsel from 1998 until he joined its Board of Directors. He received his law degree in 1964 from Yale Law School.

JERRY W. CARLTON, 67

Jerry W. Carlton has been a director of the Company since January 2004.  Mr. Carlton is an attorney specializing in tax and general business law and has been a partner in O'Melveny & Myers L.L.P. for 30 years. As Managing Partner of the firm's Orange County office for 15 years, Mr. Carlton handled hospital acquisitions and divestitures and was responsible for all legal aspects of a large managed care entity. Mr. Carlton has served as a director of numerous public and privately-held companies and on the boards of several charitable organizations, including: Phoenix House, Prentice Day School, Willametta K. Day Foundation, Arlington Investment Company, Vicente Management Company and the Foley Timber Company, Oakmont Corporation and Fibres International. Mr. Carlton earned his law degree from the University of Texas in 1967.

TERRY C. HACKETT, 60

Terry C. Hackett has been a director of the Company since January 2004.  Mr. Hackett has specialized in business and real estate transactions during his legal career. Currently he is the President of Hackett Management Corporation, a real estate management company, which manages certain real estate assets, primarily retail properties. For fifteen years Mr. Hackett sat on the Board of Directors of Knott's Berry Farm Foods, which manufactured preserves, salad dressings, and other products for distribution throughout the United States. The company was sold to ConAgra in 1995. Mr. Hackett also sat on the Board of the parent company, Knott's Berry Farm, which was involved in the theme park, retail and food service business. Subsequently, he was the representative for the Knott family on the Board of Cedar Fair LP, which acquired Knott's and has theme parks, retail sales and food service and 12 locations throughout the U.S. Mr. Hackett has a degree in business finance from the University of Southern California School of Business and juris doctorate from the University of Southern California School of Law.

STANLEY A. SOLOMON, 68

Stanley A. Solomon has been a director of the Company since January 2004.  Mr. Solomon is a Certified Public Accountant currently operating a professional practice specializing in providing tax consulting services. Previously, Mr. Solomon was a partner in the national accounting firm of Kenneth Leventhal & Company. Mr. Solomon has served as an outside director of two publicly traded corporations. He earned a B.S. degree in accounting from Hunter College and a law degree from Brooklyn Law School.

RICHARD B. SPECTER, 56

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

There are no family relationships among our directors or executive officers. In each of 2004 and 2008, each outside director received 150,000 shares of the Company's Common Stock as compensation for his service on the board of directors.  No additional compensation has been given or paid to outside directors or executive committee members.

Compliance With Section 16(a) of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934 and SEC rules, the Company's directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all reports filed under Section 16(a).  To the Company’s knowledge, based solely on the review of copies of the reports furnished to the Company, reports required to be filed by its executive officers, directors and greater-than-10% stockholders were timely filed, other than one report on Form 4 that was filed late on behalf of Richard Specter reporting a purchase of its common stock.

Code of Ethics

The Company has adopted a formal written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Javo has posted a copy of its code of ethics on its website at www.javobeverage.com.  You may also request a printed copy of the code of ethics, without charge, by writing the Company at 1311 Specialty Drive, Vista, California  92081, Attn: Investor Relations.

Audit Committee

The company does not have a standing audit committee.  As a small company that is traded on the OTC market, it believes that all members of its Board of Directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for us to perform the functions otherwise associated with an audit committee; therefore, the entire Board of Directors acts as the audit committee.  The Board of Directors has determined that William C. Baker qualifies as an audit committee financial expert as defined in Item 407 of Regulation S-K of the Securities and Exchange Act of 1934.  It believes that Mr. Baker does not satisfy the independence standards promulgated by the NASDAQ Stock Market (including independence standards for audit committee members) due to his ownership interest in Javo Dispenser, LLC.  Because Javo does not have a separate audit committee, it does not currently have a written audit committee charter or similar document.  We plan to form a standing audit committee during fiscal 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Javo's compensation program is designed to attract, inspire, motivate and reward executives responsible for attaining the financial and strategic objectives essential to our long-term success and growth in stockholder value. The key objectives of the compensation program are to:

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

Historically, the sole compensation element had been a base salary.  Due to the Company’s limited cash resources, cash bonuses had not been awarded and it had historically not compensated officers with equity awards so as to minimize stockholder dilution and to avoid the potential negative impact on the Company’s ability to raise capital in equity financing transactions.  In fiscal 2007, the Company formed a compensation committee tasked with the goal of reviewing the design and guiding philosophy for the Company’s executive compensation practices.  Following a review of historical compensation levels, overall operating performance and individual officer performance no changes were made in the compensation to the executive team in 2008.

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

In 2008, no changes were made in executive compensation.

Elements of Executive Officer Compensation

Base Salary. Javo seeks to provide its executive officers with competitive annual base salaries in order to attract and retain key employees.  The base salary component of our executive officer compensation program is not designed to incentivize near-term performance (as performance-based cash bonuses are designed to do), but rather to provide the baseline level of compensation to executive officers.  In most cases, the base salary component will represent the largest annual form of compensation to executive officers, although the Company has no formal policy regarding the allocation between base salary and other forms of compensation.  In making decisions regarding base salary levels, the compensation committee will consider and evaluate the total compensation package, including possible performance-based cash bonuses and periodic equity awards, received or to be received by a particular executive officer, and seek to ensure that the executive officer’s total compensation package is fair, reasonable and competitive, as determined by the committee, based on the experience of its members and on comparable compensation levels in our industry.  In determining appropriate salary levels for a given executive officer, the compensation committee considers the following factors:

•	individual performance of the executive, as well as our overall performance, during the prior year;

•	level of responsibility;

•	breadth, scope and complexity of the position;

•	internal review of the executive’s compensation relative to other executives to ensure internal equity; and

•	executive officer compensation levels at other similar companies to ensure competitive compensation.

In 2008, no changes were made in executive salaries.

Name	2007 Base Salary	2008 Base Salary	Increase
C Cody C. Ashwell	$210,000	$210,000	0.0%
Ga Gary A. Lillian	$200,000	$200,000	0.0%
Ri Richard A. Gartrell	$200,000	$200,000	0.0%
William E. Marshall	$200,000	$200,000	0.0%

The base salaries actually paid to each of the named executive officers in fiscal 2008 are set forth below in the Summary Compensation Table.

Cash Bonus

In 2008, no bonus awards were paid to executives.

Equity Awards.

No option grants or other equity awards were made in 2008.

Other Benefits

Executive officers are eligible to participate in all employee benefit plans, such as medical, dental, vision, group life and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law.  The Company also provides vacation and other paid holidays to all employees, including executive officers, all of which it believes to be comparable to those provided at peer companies. These benefit programs are designed to enable the Company to attract and retain its workforce in a competitive marketplace.  Health, welfare and vacation benefits ensure that it has a productive and focused workforce through reliable and competitive health and other benefits.

Tax and Accounting Considerations

Deductibility of Executive Compensation. In making compensation decisions affecting its executive officers, the compensation committee considers the ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the compensation committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which limits the tax deductibility to Javo of compensation in excess of $1.0 million in any year for certain executive officers, except for qualified “performance-based compensation” under the Section 162(m) rules. The compensation committee considers the Section 162(m) rules as a factor in determining compensation, but will not necessarily limit compensation to amounts deductible under Section 162(m). No covered executive’s compensation exceeded $1.0 million for 2008.

Accounting for Stock-Based Compensation. Effective October 1, 2005, Javo adopted the fair value recognition provisions of SFAS No. 123(R) to account for all stock grants under all of its stock plans. Under SFAS No. 123(R), Javo is required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Although it assessed the desirability of granting shares of restricted stock to its executive officers and employees in lieu of stock option grants in light of the accounting impact of SFAS No. 123(R), it ultimately determined to retain the stock option program as the main component of the long-term compensation program as that program helps to align management performance with stockholder goals. Accounting rules also require the Company to record cash compensation as an expense at the time the obligation is incurred.

Role of Executives in Compensation Decisions

The compensation committee has been delegated the responsibility to review the performance and compensation of the Chief Executive Officer on an annual basis and make recommendations to the independent members of the Board of Directors regarding the Chief Executive Officer’s compensation level.  For the remaining executives, the Chief Executive Officer makes recommendations to the compensation committee, which the compensation committee takes into account when making its recommendations to the independent directors regarding officer compensation.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation. The factors described above, as well as the overall compensation philosophy, are reviewed to determine the appropriate level and mix of compensation. Historically, and in 2008, the largest portion of compensation to named executive officers was granted in the form of base salary.

Timing of Compensation

Compensation, including base salary adjustments, for the named executive officers is reviewed annually, usually in the first quarter of the fiscal year and upon promotion or other change in job responsibilities.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for the executives or employees, although senior members of the management team are encouraged and expected to have a significant direct interest in the value of our common stock through open market purchases and/or receipt of equity awards.

Conclusion

The compensation policies are designed and are continually being developed to retain and motivate the executive officers and to reward them for outstanding individual and corporate performance.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussion, has recommended to the Board that such report be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

COMPENSATION COMMITTEE

Ronald S. Beard, Chairman
William C. Baker
Jerry W. Carlton
Terry C. Hackett
Richard B. Specter

Summary Compensation Table

The following table summarizes compensation paid, awarded or earned for services rendered during each of the last three fiscal years by the Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers in fiscal 2008.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total

Cody C. Ashwell Chairman and Chief Executive Officer	2008 2007 2006	$210,000 202,500 180,000	-- 170,000 --	-- 289,304 --	$13,076 6,207 2,616	$223,076 668,011 182,616

Gary A. Lillian President	2008 2007 2006	200,000 194,167 180,000	-- 100,000 --	-- 192,869 --	13,686 6,515 2,616	213,686 493,551 182,616

Richard A. Gartrell Chief Financial Officer	2008 2007 2006	200,000 194,167 180,000	-- 100,000 --	-- 192,869 --	5,050 2,428 2,616	205,050 489,464 182,616

William E. Marshall General Counsel, Sr. Executive Vice President and Secretary	2008 2007 2006	200,000 194,167 162,750	-- 100,000 --	-- 192,869 --	13,686 6,515 2,616	213,686 493,551 165,366

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

Grants of Plan-Based Awards

No option awards were made in fiscal 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding equity awards at December 31, 2008 for our named executive officers.

	Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Cody C. Ashwell	--	1,500,000	$1.16	4/25/2017
Gary A. Lillian	--	1,000,000	1.16	4/25/2017
Richard A. Gartrell	--	1,000,000	1.16	4/25/2017
William E. Marshall	--	1,000,000	1.16	4/25/2017

Option Exercises and Stock Vested

No options were exercised by the named executive officers during fiscal 2008.  As of December 31, 2008, no restricted stock have been granted under the 2007 Plan.

The Directors were issued 150,000 shares each as compensation for services in 2008.

Pension Benefits

Javo does not have a defined benefit plan. The named executive officers did not participate in, or otherwise receive any special benefits under, any pension or defined benefit retirement plan sponsored by the Company during fiscal 2008.

Nonqualified Deferred Compensation

During fiscal 2008, the named executive officers did not contribute to, or earn any amount with respect to, any defined contribution or other plan sponsored by Javo that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment, Severance and Change in Control Agreements

Javo has entered into employment agreements with each of the named executive officers.  These agreements set forth the individual’s base salary, bonus eligibility, equity compensation and other employee benefits, which are described above in the Compensation Discussion and Analysis.  Pursuant to their employment agreements, in January 2002 each named executive officer received a restricted stock award upon commencement of employment.  At the end of 2003 and 2005, the five top officers of the Company, including the named executive officers, forfeited their shares of restricted common stock when they collectively contributed an aggregate of 41,550,002 shares of common stock to the Company treasury in order to facilitate the raising of $9.7 million in investment capital through private offerings completed in 2003 and 2005.  The employment agreements of the contributing members of management were amended in light of these contributions.

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

Potential Payments Upon Termination or Change In Control

Javo currently has no change in control agreements in place for any of the named executive officers. However, the 2007 Plan contains, and certain option awards granted thereunder contain, provisions regarding the accelerated vesting of options in the event of a change in control or a “Sale Event,” which is defined under the plan as (A) the sale of all or substantially all of the assets of the Company on a consolidated basis to an unrelated person or entity; (B) a merger, reorganization or consolidation in which the outstanding shares of common stock are converted into or exchanged for securities of the successor entity and the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the successor entity immediately upon completion of such transaction; or (C) the sale of all or substantially all of the common stock of the Company to an unrelated person or entity.

Assuming that a change in control occurred as of the end of fiscal 2008, and based on the closing stock price on the last day of trading that year ($0.12) the named executive officers would have received no change in control benefits because the exercise price of then outstanding options was higher than the closing price of the stock.

Director Compensation

Directors each received 150,000 shares of common stock as compensation for their services as directors in fiscal 2008.  The Company recorded $378,000 in compensation expense for the issuance.

Compensation Committee Interlocks and Insider Participation

The Company’s compensation committee currently consists of Ronald S. Beard (Chairman), William C. Baker, Jerry W. Carlton, Terry C. Hackett and Richard B. Specter.  No member of the compensation committee was, at any time during fiscal 2008, an officer or employee of the Company.  There are no compensation committee interlocks between the Company and any other entities involving our executive officers and Board members who serve as executive officers or board members of such entities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Securities Exchange Act of 1934) of the Company’s voting securities as of February 12, 2009 based on information available to us and filings with the SEC by:

•	each person known to the Company to own more than 5% of any class of the Company’s voting securities;

•	each of the Company’s directors;

•	each of the named executive officers; and

•	all of the Company’s directors and executive officers as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock.  This information does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of February 12, 2009 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to the Company's knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock and/or preferred stock, except for those jointly owned with that person’s spouse.  Percentage of beneficial ownership is based on 193,753,343 shares of common stock and 2,147,952 shares of preferred stock outstanding as of February 12, 2009.  Unless otherwise indicated, the address of each person listed on the table is c/o Javo Beverage Company, 1311 Specialty Drive, Vista, CA  92081.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Held (1)	Percentage of Common Stock (2)	Shares of Series B Preferred Stock Beneficially Held (3)	Percentage of Series B Preferred Stock (4)
William C. Baker	18,016,400	9.3%	93,510	4.4
Cody C. Ashwell	9,187,027	4.7	--	--
Terry C. Hackett	1,575,000	*	30,526	1.4
William E. Marshall	1,508,000	*	--	--
Jerry W. Carlton	1,350,000	*	8,641	*
Richard A. Gartrell	1,015,196	*	--	--
Richard B. Specter	980,215	*	4,321	*
Stanley A. Solomon	960,000	*	20,934	1.0
Gary A. Lillian	750,000	*	--	--
Ronald S. Beard	485,000	*	4,321	*

All executive officers and directors as a group (10 persons)	35,826,838	18.5%	162,253	7.6%
_____________

*	Represents beneficial ownership of less than 1%.
(1)	Represents shares of common stock held as of February 12, 2009, plus shares of common stock that may be acquired upon exercise of options exercisable within 60 days from February 12, 2009.

(2)
Based on 193,753,343 shares of common stock outstanding as of February 12, 2009. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming the exercise of all options exercisable within 60 days of February 12, 2009 held by such person and the non-exercise and non-conversion of all other outstanding options.

(3)	Represents shares of Series B preferred stock held as of February 12, 2009.
(4)	Based on shares of Series B preferred stock outstanding as of February 12, 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of December 31, 2008, regarding the Company’s 2007 Stock Option and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	--		--	--
Equity compensation plans not approved by security holders	5,000,000	(1)	$1.16	10,000,000
Total	5,000,000		1.16	10,000,000

(1)	Options to purchase an aggregate of 4,500,000 shares of common stock were granted to Messrs. Ashwell, Gartrell, Lillian and Marshall on April 25, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Other than compensation arrangements described above under the caption “Executive Compensation” and except as disclosed in this Item 13, the Company is not a party to any transactions between it and certain “related parties,” which are generally considered to be the directors and executive officers, nominees for director, holders of 5% or more of the outstanding common stock and members of their immediate families.

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (“LLC”), a related party, to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors William C. Baker, Terry C. Hackett and Stanley A. Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which were then rented to the Company on terms that the Company believes to be arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00.  The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction.  As of December 31, 2008, the LLC had purchased 896 dispensers.  The Company has rented these machines from the LLC and had incurred a dispenser rental expense of $728,160, $716,640 and $370,791 in 2008, 2007 and 2006, respectively.  The LLC has purchased all the dispensers it has contracted for and will not purchase additional dispensers beyond the 896 it has already purchased.

Between December 31, 2008 and March 1, 2009, two members of the Company’s board of directors (Messrs. Baker and Carlton) purchased $2.2 million of promissory notes and common stock in a private transaction.  For their investment, the directors received promissory notes in the aggregate principal sum of $2.2 million and 11 million shares of common stock.  The board members invested on the same terms as the other non-affiliate investors.

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

Board Independence

The Company believes that Ronald S. Beard, Jerry W. Carlton and Richard B. Specter satisfy the independence standards set forth under the rules of the NASDAQ Stock Market; William C. Baker, Terry C. Hackett and Stanley A. Solomon would not satisfy these independence standards due to their ownership interest in Javo Dispenser, LLC and Cody C. Ashwell would not satisfy these standards due to the fact that he currently serves as Chief Executive Officer.  The Company has defined independence with reference to NASDAQ Marketplace Rule 4200 and has considered known facts and circumstances, including stock ownership levels and related-party transactions, that could reasonably be expected to potentially impact independence.  Although the Company is not listed on the NASDAQ Stock Market, the Company has applied the NASDAQ independence rules to make these independence determinations.

Board Committees

The Company does not have a standing audit or nominating committee. As a small company, it believes that all of its directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for it to perform the functions otherwise associated with audit and nominating committees. The compensation committee was formed on March 20, 2007.

 Audit Committee.  Because Javo does not have an audit committee, the entire Board of Directors acts as the audit committee. The Board of Directors believes that Cody C. Ashwell, William C. Baker, Terry C. Hackett and Stanley A. Solomon are not independent under the rules of the NASDAQ Stock Market.

Compensation Committee. The compensation committee currently consists of Ronald S. Beard (Chairman), William C. Baker, Jerry W. Carlton, Terry C. Hackett and Richard B. Specter.  The Board of Directors has determined that all members of the compensation committee, with the exception of William C. Baker and Terry C. Hackett, are independent directors under the rules of the NASDAQ Stock Market. The compensation committee reviews and advises the Board of Directors on all compensation arrangements for executive officers and establishes and reviews general policies relating to the compensation and benefits of its officers and employees. The compensation committee is governed by a written charter approved by its Board of Directors. The compensation committee’s report is included in this Annual Report on Form 10-K.

Nominating Committee. Because the Company does not have a nominating committee, all of the members of the Board of Directors participate in the consideration of director nominees. The Board of Directors believes that Cody C. Ashwell, William C. Baker, Terry C. Hackett and Stanley A. Solomon are not independent under the rules of the NASDAQ Stock Market. Javo does not currently have a written nominating committee charter or similar document.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Company by Farber Hass Hurley & McEwen LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007. These fees are for work performed in the fiscal years indicated and, in some instances, the Company has estimated the fees for services rendered but not yet billed.

	2008	2007
Audit Fees:	$104,093	$106,636

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

Tax Fees:	0	0

Consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning

All Other Fees:	0	0

Consists of fees billed for other products and services not described above

Total All Fees:	$104,093	$106,636

Pre-Approval Policies and Procedures

Before the independent registered public accounting firm is engaged by the Company to render audit or non-audit services, the engagement and fees are pre-approved by the Company’s Board of Directors acting as the Company’s audit committee.  All audit fees were so pre-approved in 2008.

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements – See Index on page F-1

(b) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description	Incorporated by Reference From	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Current Report on Form 8-K, as Exhibit 3.5	November 6, 2006
3.2	Bylaws of the Registrant, as adopted June 21, 2002	Current Report on Form 8-K, as Exhibit 3.3	August 19, 2002
4.1	Shareholder Rights Agreement, dated July 1, 2002, by and between Javo Beverage Company, Inc. and Corporate Stock Transfer, Inc. as Rights Agent	Current Report on Form 8-K, as Exhibit 4.2	August 19, 2002
4.2	Certificate of Designation of Series B Preferred Stock	Current Report on Form 8-K, as Exhibit 3.4	June 7, 2006
4.3	Securities Purchase Agreement, dated December 14, 2006, by and among Javo Beverage Company, Inc. and the Investors named therein	Current Report on Form 8-K, as Exhibit 10.6	December 18, 2006
4.4	Registration Rights Agreement, dated December 15, 2006, by and among Javo Beverage Company, Inc. and the Investors named therein	Current Report on Form 8-K, as Exhibit 10.7	December 18, 2006
4.5	Form of Senior Convertible Note	Current Report on Form 8-K, as Exhibit 10.8	December 18, 2006
4.6	Form of Series A Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.9	December 18, 2006
4.7	Form of Series B Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.10	December 18, 2006
4.8	Form of Series C Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.11	December 18, 2006
4.9	Amendment Agreement to the Securities Puchase Agreement, Dated December 14, 2006, by and amoung Javo Beverage Company, Inc. and the Investors named therein	Filed herewith.	March 16, 2009
10.1*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Cody C. Ashwell	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.1	April 16, 2002
10.2*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Gary A. Lillian	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.2	April 16, 2002
10.3*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Richard A. Gartrell	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.3	April 16, 2002
10.4*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and William E. Marshall	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.4	April 16, 2002
10.5*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Stephen F. Corey	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 2001, as Exhibit 10.5	April 16, 2002

Exhibit Number	Description	Incorporated by Reference From	Filing Date

10.6	Net Industrial Lease (Facility Lease), dated August 12, 2002, by and between Square One Partners and La Jolla Fresh Squeezed Coffee Company, Inc.	Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2002, as Exhibit 10.1	August 15, 2002
10.7*	2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	May 1, 2008
10.8*	Form of Non-Qualified Stock Option Agreement for Company Employees for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	May 1, 2008
10.9*	Form of Non-Qualified Stock Option Agreement for Company Non-Employee Directors for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.3	May 1, 2008
10.10*	Form of Restricted Stock Award Agreement for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.4	May 1, 2008
10.11*	Form of Performance Share Award Agreement for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.5	May 1, 2008
10.12	Javo Dispenser LLC Master Equipment Lease Agreement	Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, as Exhibit 10.1	August 1, 2008
10.13	Limited Liability Agreement of Javo Dispenser, LLC	Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, as Exhibit 10.2	August 1, 2008
10.14	Amendment No. 1 to Limited Liability Company Operating Agreement	Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, as Exhibit 10.3	August 1, 2008
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

______________

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Javo Beverage Company, Inc. has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this March 16, 2009.

Javo Beverage Company, Inc., a Delaware corporation

By:	/s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

By:	/s/ Richard A. Gartrell
Richard A. Gartrell
Its: Chief Financial Officer

POWER OF ATTORNEY

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cody Ashwell and Richard Gartrell, jointly and severally, his attorney-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on March 16, 2008.

Javo Beverage Company, Inc., a Delaware corporation

By:	/s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities.

By:	/s/ Cody C. Ashwell
Cody C. Ashwell

By:	/s/ William C. Baker
William C. Baker
Director

By:	/s/ Ronald S. Beard
Ronald S. Beard
Director

By:	s/ Jerry W. Carlton
Jerry W. Carlton
Director

By:	/s/ Terry C. Hackett
Terry C. Hackett
Director

By:	/s/ Stanley A. Solomon
Stanley A. Solomon
Director

By:	/s/ Richard B. Specter
Richard B. Specter
Director