Form 10-Q
period 2009-03-31
JAVO BEVERAGE CO INC
filed 2009-05-11
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:
MARCH 31, 2009
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
SERIES-B PREFERRED STOCK, PAR VALUE $.001 PER SHARE
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 278,803,343 as of April 15, 2009.

JAVO BEVERAGE COMPANY, INC.

PART I  - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31,
	Unaudited	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,190,918	$905,344
Restricted cash	4,777,000	4,777,000
Total cash, restricted cash and cash equivalents	7,967,918	5,682,344

Accounts receivable, less allowances	2,653,974	1,526,120
Inventory, net of reserve for obsolescence	798,877	785,713
Prepaid expenses	106,560	103,607
Total current assets	11,527,329	8,097,784

Property and equipment, net	10,923,656	11,365,253
Intangibles, net	734,688	761,979
Deposits	23,858	23,858

Total assets	$23,209,531	$20,248,874
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,027,873	$6,386,952
Accrued payroll and related benefits	253,340	250,369
Accrued short-term interest payable	363,779	259,629
Lines of credit	6,108,151	5,816,230
Warrants payable	119,644	56,771
Current portion of long-term debt and capital leases	5,143,502	5,128,747
Total current liabilities	18,016,289	17,898,698

Long-term debt and capital leases, net of current portion	14,838,180	10,577,674
Unamortized discount on long-term debt	(7,568,881)	(6,197,748)
Accrued long-term interest payable	7,936	15,504
Total liabilities	25,293,524	22,294,128
Commitments and contingencies	--	--
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,147,952 shares issued and outstanding as of March 31, 2009 and December 31, 2008. 150,000 shares have been reserved for the Junior A Participating Preferred Stock.	2,148	2,148
Common stock, $0.001 par value, 300,000,000 shares authorized, 219,647,092 shares issued and outstanding as of March 31, 2009, 186,403,648 shares issued and outstanding as of December 31, 2008.	219,647	186,404
Additional paid in capital	65,351,432	62,595,575
Deferred compensation	(2,215,503)	(2,577,133)
Accumulated deficit	(65,441,717)	(62,252,248)
Total stockholders' deficit	(2,083,993)	(2,045,254)
Total liabilities and stockholders' deficit	$23,209,531	$20,248,874
The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2009	2008

Net sales	$4,647,272	$3,887,308

Cost of sales	(2,329,655)	(2,408,374)
Gross profit	2,317,617	1,478,934

Operating expenses:
Selling and marketing	(1,848,557)	(1,419,292)
General and administrative	(2,283,308)	(1,734,619)

Total operating expenses	(4,131,865)	(3,153,911)

Loss from operations	(1,814,248)	(1,674,977)

Other income (expenses):
Interest income	12,429	67,377
Interest expense	(1,240,140)	(1,421,289)
Income (expense) from derivatives	(62,873)	1,191,682
Other expense	(83,729)	--
Loss on disposal of assets	(908)	(357)

Total other expense	(1,375,221)	(162,587)

Net loss	$(3,189,469)	$(1,837,564)

Basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average number of shares outstanding, basic and diluted	198,326,932	155,802,530

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED
	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,189,469)	$(1,837,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	1,528,200	1,324,206
(Gain)/loss on derivatives	62,873	(1,191,682)
Deferred compensation	361,630	361,630
Provision for bad debt	12,500	10,997
Loss on disposal of assets	908	357
Changes in operating assets and liabilities:
Accounts receivable	(1,140,354)	(1,003,695)
Inventories	(13,163)	(323,140)
Prepaid expenses and other assets	(2,954)	(92,022)
Accounts payable and accrued expenses	(309,579)	814,062
Accrued payroll and related benefits	2,971	33,530
Accrued interest payable	366,511	284,424
Net cash used in operating activities	(2,319,926)	(1,618,897)
Cash flows from investing activities:
Change in restricted cash	--	725,000
Proceeds from disposal of equipment	4,259	4,026
Purchases of property and equipment	(272,580)	(1,879,611)
Net cash used in investing activities	(268,321)	(1,150,585)
Cash flows from financing activities:
Repayment on line-of-credit	--	(2,200,000)
Proceeds from line-of-credit borrowing	--	1,475,000
Factoring liability	291,921	--
Proceeds from long-term debt	5,428,750	--
Payment of loan fees related to long-term debt	(56,250)	--
Repayment of long term debt	(720,048)	--
Repayments under capital lease obligations	(70,552)	(42,861)
Net cash provided by/(used in) financing activities	4,873,821	(767,861)
Net change in cash and cash equivalents	2,285,574	(3,537,343)
Cash and cash equivalents at beginning of period	905,344	6,636,908
Cash and cash equivalents at end of period	$3,190,918	$3,099,565

Non-cash activities:
Issuance of common stock in exchange for debt	$388,889	$1,166,667
Issuance of common stock in exchange for interest due	$211,947	$321,838
Deferred compensation	$361,630	$361,630
Equipment from capital lease	$--	$137,392
Return of common stock to treasury	$--	$16
Warrant liability	$119,644	$1,197,533
Supplemental cash flow information:
Cash paid for interest	$417,741	$47,821
Cash paid for income taxes	$1,975	$9,335

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1.                      BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2009 and the results of operations and of cash flows for the three month period ended March 31, 2009 and 2008. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these non-financial assets and liabilities. Our adoption of SFAS 157 on January 1, 2008 did not have a material impact on our financial position, results of operations or cash flows during the quarter ended March 31, 2009. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on the Company’s results of operation or financial position.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 5” (SFAS No. 160).   SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.   The adoption of SFAS No. 160 did not have a material impact on the Company’s results from operation or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of the provisions of SFAS No. 161 did not have a material impact on the Company’s accounting practices.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 provides a framework for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect that the provisions of SFAS 162 will result in a change in accounting practice for the Company.

In April 2009, the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107-1 and APB No. 28-1”).  SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS No. 107-1 and APB No. 28-1, but does not believe this guidance will have a significant impact on the Company’s disclosures.

NOTE 2.                      ACCOUNTS RECEIVABLE

As of March 31, 2009 and December 31, 2008, the Company’s accounts receivable were:

	March 31, 2009	December 31, 2008
Accounts receivable	$2,683,014	$1,542,660
Allowance for doubtful accounts	(29,040)	(16,540)
	$2,653,974	$1,526,120

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 3.                      INVENTORY

Inventory consists of the following at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Raw materials	$596,458	$603,845
Finished goods	219,750	220,124
	816,208	823,969
Reserve for obsolescence	(17,331)	(38,256)
	$798,877	$785,713

NOTE 4.                      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Production and other equipment	$14,098,032	$13,831,850
Leasehold improvements	472,229	472,229
Office equipment	302,602	302,602
Vehicles	46,897	46,897
Total cost	14,919,760	14,653,578
Less accumulated depreciation	(3,996,104)	(3,288,325)
	$10,923,656	$11,365,253

During the three months ended March 31, 2009 and 2008, depreciation expense totaled $709,004 and $257,629, respectively.

NOTE 5.                      INTANGIBLE ASSETS

Intangible assets include loan costs of $1,224,204, net of amortization of $1,143,536, or $80,668.  The loan costs related to the promissory note debt are being amortized over five or eight years depending on the life of the loan.  The loan costs related to promissory notes converted to preferred stock in 2006 became fully amortized at the time of the conversion.  The loan costs related to the 2008 factoring fee are being amortized over the three year contract term.  Amortization expense as of March 31, 2009 and 2008 was $1,835 and $1,876, respectively.

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee that is being amortized based on the quantity of product sold over the term of the contract.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012. The Company recorded an amortization expense for the three months ending March 31, 2009 and 2008 of $33,534 and $15,033, respectively.  The conversion fee net of the $280,263 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5.                      INTANGIBLE ASSETS (CONTINUED)

In 2008, the Company entered into one year exclusivity period contracts with three regional convenience store chains.  The Company paid for the installation of 1,050 machines at a cost of $183,718.  The installation costs are being amortized over the exclusivity period.  As of March 31, 2009, the Company has recorded $149,435 in amortization.

Intangible assets, net as of	March 31, 2009	December 31, 2008
Loan fees	$1,224,204	$1,167,954
Conversion fees	900,000	900,000
Installation costs	183,718	183,718
	2,307,922	2,251,672
Accumulated amortization	(1,573,234)	(1,489,693)
Net intangibles	$734,688	$761,979

Intangible amortization is projected as follows:	2009

April 2009 to March 2010	$210,842
April 2010 to March 2011	223,113
April 2011 to March 2012	266,503
April 2012 to March 2013	7,082
April 2013 to March 2014	7,082
Thereafter	20,066
$734,688

NOTE 6.                      LINES OF CREDIT

In July 2007, the Company entered into a $5,000,000 working capital loan with Wells Fargo Bank, N.A. which matures July 1, 2009.  The loan is secured by cash and cash equivalents totaling $5,000,000 and carries an interest rate that floats at 1.25% over LIBOR rounded up to the next eighth of a point or a maximum of bank prime.  As of March 31, 2009, the loan balance was $4,777,000 with an interest rate ranging from 3.25% to 4.0%.  As of March 31, 2009, the amount available on the line of credit was $223,000.  This line of credit was paid off in April 2009.  See Note 12.

In October 2008, the Company entered into a financing arrangement with a factoring company.  The initial terms of the new lending facility provide for the Company to receive advance funding of up to 75% on the balance of its receivables up to $6,000,000.  In September 2008, the Company paid a due diligence fee of $29,500 which is being amortized over the life of the contract, 36 months.  The Company pays a 0.465% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at three percent over prime. As of December 31, 2008, the rate was 7.5%, on the amount advanced by the factoring based on the days the receivables is outstanding.  In addition, the new factoring facility allows the Company, at its option, to receive as an advance an additional 25% of the eligible receivables.  This optional advance must be repaid over a 13 week period before it can be advanced again.  The Company pays a 0.5% draw down fee and interest of 0.467% per diem on the outstanding balance for the optional advance. The amount owed on the factoring line as of March 31, 2009 was $1,331,151.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7.                      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s long term debt, including the Senior Convertible Debt, matures as shown in the table below.  The Company, at its option, may pay its Senior Convertible Debt payments of interest and principal with registered Common Stock, at a discount of 12% or 15% of a 20 day trailing volume weighted average selling price (“VWAP”).

The Company recorded interest expense in connection with its $21 million Senior Convertible Debt of $923,605 and $1,340,468 for the three months ended March 31, 2009 and 2008, respectively.   The interest expense is made up of accrued interest on the convertible notes of $187,956 plus non-cash accretion of its debt discount of $735,649 for the three months ended March 31, 2009 and accrued interest on the convertible notes of $297,843 plus non-cash accretion of its debt discount of $1,042,625 for the three months ended March 31, 2008.  In April 2009 pursuant to a modification agreement to the Senior Convertible Debt agreement, the Company notified the Senior Convertible Debt holders the Company intended to redeem the Senior Convertible Debt and related warrants using the proceeds from its private debt offering.

On January 20, 2009, the Company entered into Securities Purchase Agreements with certain accredited investors, including William Baker, a director of the Company, for the sale of an aggregate of $3,540,000 in principal amount of senior subordinated promissory notes and an aggregate of 17,700,000 shares of the Company’s Common Stock.  The notes and the shares are being sold as units, with each unit consisting of $100,000 in principal amount of notes and 500,000 shares of common stock; the units are sold at $100,000 each.  The private placement offering of the units has a maximum aggregate offering size of $23.0 million.  Mr. Baker invested $2.0 million of the $3.54 million and received a promissory note for $2.0 million and 10,000,000 shares of restricted common stock in the same ratio as other investors.

The promissory notes bear simple interest at the rate of 10% per annum, are payable upon demand at any time on or after January 1, 2017, and may be prepaid by the Company without penalty at any time.  Interest under the notes is payable in consecutive quarterly installments beginning on April 1, 2009 and principal and interest become payable in quarterly installments commencing on April 1, 2012.  The obligations represented by the notes and the payment of the principal and interest on the Notes are subordinate and subject to certain existing promissory notes issued by the Company in private placement offerings conducted from 2002 to 2005, capital leases, senior debt and certain other permitted indebtedness.

Long-term debt matures as follows:

April 2009 to March 2010	$5,143,502
April 2010 to March 2011	4,907,071
April 2011 to March 2012	1,258,384
April 2012 to March 2013	1,737,725
April 2013 to March 2014	1,733,750
Thereafter	5,201,250
$19,981,682
Less current portion	5,143,502
$14,838,180

Additional details of these actions are set forth in the Company’s current report on Form 8-K filed January 26, 2009.

In connection with the stock issuance for this private debt offering, the Company determined that the best accounting treatment of the issuance of stock as part of its debt offerings is to use the comparative value method to calculate the discounted fair value of the debt and amortize the discount over the maturity of the debt on an effective interest basis.  As of March 31, 2009, the Company had received $8,666,250 in notes payable and recorded a debt discount of $3,494,269, which is being amortized as an additional non-cash interest expense over the eight-year period of the promissory notes at an effective compound interest rate of approximately 40.3%.

The Company recorded interest expense in connection with its Securities Purchase Agreements of $185,019 for the three months ended March 31, 2009.   The interest expense is made up of accrued interest on the notes of $109,114 plus non-cash amortization of its debt discount of $75,905 for the three months ended March 31, 2009.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 8.                      WARRANT LIABILITY AND OTHER DERIVATIVE INCOME

 Using Black-Scholes with a 97.9% stock volatility, 988 days remaining to exercise, an interest rate of 1.76%, the strike prices and the quarter end closing stock price of $0.16, the March 31, 2009 value of the warrants was determined to be $119,644, up from $56,771 at December 31, 2008.  The Company retired these warrants as part of the discounted redemption of its remaining Senior Convertible Debt in April 2009.

The Company has recorded non-cash other derivative expense of $62,873 and derivative income of $1,191,682 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 9.                      ISSUANCES OF STOCK AND STOCK OPTIONS

PREFERRED STOCK ISSUANCES

In 2009, the Company has not issued any preferred shares.

COMMON STOCK ISSUANCES

In January 2009, the Company issued 1,873,794 shares of the Company’s registered common stock as payment of the $211,947 quarterly interest due on its Senior Convertible Debt.  The shares issued by the Company were valued at 85% of the average of the twenty (20) trading day volume weighted average price, or $0.133 on the interest payment due per the agreement.

In January 2009, the Company issued 3,882,294 shares of the Company’s registered common stock for payment of $388,889 in principal of its Senior Convertible Debt.  The number of shares issued was determined based on 90% of the lowest volume weighted average price for the ten (10) trading days or $0.111 per share.  The final value of the shares used to calculate the amount of principal paid was determined based on 85% of the volume weighted average price for the twenty (20) trading days.  The final value of these shares was calculated as less than $388,889; therefore, in February, the Company was required to issue 343,606 additional shares.

In January 2009, the Company issued 500,000 shares of the Company’s restricted common stock in connection with investments in its $23.0 million private debt offering.

In February 2009, the Company issued 6,800,000 shares of the Company’s restricted common stock in connection with its $23.0 million private debt offering.  As part of the shares issued, Mr. Carlton, a Company director, received 1,000,000 shares for an investment of $200,000 in the private debt offering.

In March 2009, the Company issued 19,843,750 shares of the Company’s restricted common stock in connection with its $23.0 million private debt offering.  As part of the shares issued, Mr. Beard, a Company director, received 500,000 shares for an investment of $100,000 in the private debt offering.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9.                      ISSUANCES OF STOCK AND STOCK OPTIONS (CONTINUED)

STOCK OPTION ISSUANCES

No stock options were issued during the reporting periods of this report.

NOTE 10.                    FAIR VALUE MEASUREMENTS

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value March 31, 2009	Fair Value Measurements March 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Senior Convertible debt	$10,457,550	$–	$–	$8,822,314
Promissory notes	$8,668,750	$–	$–	$6,952,339
Warrants	$119,644	$–	$–	$119,644

The Company determined the value of the Senior Convertible debt based on facts and circumstances and the agreement with debt holders to payoff 10% of the outstanding balance at a discount in December 2008 and remainder at a discount in April 2009.

The Company determined the value of its promissory notes based on a discount from the face for the interest rate and delayed payment terms in addition to other facts and circumstances at the end of 2008.

The Company carries the warrant on its balance sheet as a liability at fair market value determine by using the Black Scholes valuation model.   As of March 31, 2009, the factors used in the valuation of the warrants was the Company’s stock price of $0.16, interest rate of 1.71%, 988 days remaining and volatility percentage of  97.9%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 11.                      RELATED PARTY TRANSACTIONS

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

As of March 31, 2009, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $182,040, for the three months ended March 31, 2009 and 2008, respectively.   Presented below are the Condensed Balance Sheets as of March 31, 2009 and December 31, 2008, and the Statements of Operations for the period ending March 31, 2009 and December 31, 2008, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,341	$704
Accounts receivable	279,366	253,326
Total current assets	281,707	254,030
Property and equipment, net	933,002	1,041,210
Total assets	$1,214,709	$1,295,240

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51,543	$52,284
Long-term debt	663,744	806,610
Total liabilities	715,287	858,894
Member Equity	499,422	436,346
Total liabilities and member equity	$1,214,709	$1,295,240

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 11.                      RELATED PARTY TRANSACTIONS (CONTINUED)
JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended	Twelve Months Ended
	March 31, 2009	December 31, 2008
Rental Income	$182,040	$728,160
Operating expenses
General and administrative	(110,776)	(443,302)
Total operating expenses	(110,776)	(443,302)
Income from operations	71,264	284,858
Other income (expenses)
Interest expense	(8,188)	(69,031)
Net Income	$63,076	$215,827

In December 2008, Mr. William Baker, a member of the Company’s board of directors, invested $2.0 million in the Company’s $23.0 million private debt offering and received 10,000,000 shares of the Company’s restricted Common Stock and a promissory note for $2,000,000 in accordance with the terms of the securities purchase agreement.  The director invested in the private debt offering on the same terms as other non-affiliate investors.

In February 2009, Mr. Jerry Carlton, a member of the Company’s board of directors, invested $200,000 in the Company’s $23.0 million private debt offering and received 1,000,000 shares of the Company’s restricted Common Stock and a promissory note for $200,000 in accordance with the terms of the securities purchase agreement. The director invested in the private debt offering on the same terms as other non-affiliate investors.

In March 2009, Mr. Ronald Beard, a member of the Company’s board of directors, invested $100,000 in the Company’s $23.0 million private debt offering and received 500,000 shares of the Company’s restricted Common Stock and received a promissory note for $100,000 in accordance with the terms of the securities purchase agreement.  The director invested in the private debt offering on the same terms as other non-affiliate investors.

NOTE 12.                      SUBSEQUENT EVENTS

In April 2009, the Company paid off its working capital loan with Wells Fargo Bank, N.A. (see Note 6 above).

In April 2009 the Company funded an additional $1,831,250 investment in its $23.0 million private debt offering.  In return for the investment the Company issued an additional $1,831,250 in eight year promissory notes and 9,156,250 in restricted common shares in accordance with the terms of the securities purchases agreement.  Mr. Terry Hackett, a member of the Company’s board of directors, invested $300,000 of this amount and received a promissory note for $300,000 and 1,500,000 shares of restricted common shares in accordance with the terms of the securities agreement.  Mr. Hackett invested in the private debt offering on the same basis as other unrelated investors in the private debt offering.

In connection with these investments, the Company will record a debt discount of 40.3% of the promissory note which will be amortized as additional interest over the eight year period of the promissory note.   The discount was determined using the comparative value of the promissory note and the restricted common stock issued in connection with the debt offering.  The Company relied on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 for the issuance of restricted common stock in connection with its debt offering.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 12.                    SUBSEQUENT EVENTS (CONTINUED)

Additionally on April 6, 2009, the Company funded an additional investment of $12,500,000 in its private debt offering. The investor received an eight year promissory note for $12.0 million and 50,000,000 shares of the Company’s restricted common stock in accordance with its securities purchase agreement. In connection with the private debt offering, the Company also entered into a professional services agreement with a private equity firm.  Pursuant to the services agreement, the Company engaged the private equity firm to provide financial and management consulting services to the Company and paid $500,000 for consulting services provided by it to the Company prior to the closing of the funding.  Under the services agreement, in consideration of the consulting services to be provided by the private equity firm during the term of the agreement, the Company will pay the private equity firm an annual management fee of $100,000, which will be payable in quarterly installments.  The Services Agreement terminates by its terms on March 31, 2014.  The Company has capitalized the $500,000 consulting service fee as an intangible asset and will amortize it over the period of the loan.   The annual management fee will be expensed over the related period of the services.

The Company also agreed to appoint a representative of the investor to the Company’s Board of Directors prior to the first meeting of the Board of Directors following the closing of the funding.  The Company has agreed to nominate the investor’s representative to serve on the Company’s Board of Directors so long as the investor continues to hold certain agreed amounts of outstanding shares and outstanding principal under the notes, but not beyond the tenth anniversary of the closing of the financing.   Additional details are disclosed in the Form 8-K filed April 10, 2009.

In connection with the investment, the Company will record a debt discount of 36.01% of the promissory note which will be amortized as additional interest over the period of the note.   The discount was determined using the comparative value of the promissory note and the restricted common stock issued in connection with the debt offering. The Company relied on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 for the issuance of restricted common stock in connection with its debt offering.

On April 6, 2009, the Company also notified each of the holders of the Company’s outstanding Senior Convertible promissory notes comprising an original aggregate principal amount of $21.0 million issued by the Company in December 2006  and related warrants to purchase the Company’s Common Stock issued contemporaneously therewith  that the 2006 notes and warrants have been called for redemption by the Company as of April 6, 2009 pursuant to and in accordance with the terms and conditions of that certain Amendment Agreement dated December 17, 2008 by and among the Company and holders of in excess of two-thirds of the interests in those securities.  The Amendment Agreement was previously announced by the Company on December 23, 2008 and was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company will pay the holders of the 2006 notes and 2006 warrants the remaining amounts described in the Amendment Agreement in cash upon the tendering of the 2006 notes and 2006 warrants to the Company.  The total redemption payments for the 2006 notes and the 2006 warrants will be approximately $8.6 million, which excludes $992,865 that was paid in December 2008 as a partial redemption under the amendment agreement.

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

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the SEC is not exhaustive.

You are strongly encouraged to consider these factors when evaluating forward-looking statements in this report. The Company undertakes no responsibility to update any forward-looking statements contained in this report.

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

The following is a comparative table of income statements for quarters ended March 31, 2009 and 2008.  Below is a discussion and analysis of the period-over-period changes.

	Three months ended		Change
	March 31,		3 Months	3 Months
	2009	2008	2009-2008%
Net sales	$4,647,272	$3,887,308	$759,964	19.5%
Cost of sales	(2,329,655)	(2,408,374)	78,719	-3.3%
Gross profit	2,317,617	1,478,934	838,683	56.7%

Operating expenses:
Selling and marketing	(1,848,557)	(1,419,292)	(429,265)	30.2%
General and administrative*	(2,283,308)	(1,734,619)	(548,689)	31.6%
Total operating expenses	(4,131,865)	(3,153,911)	(977,954)	31.0%

Loss from operations	(1,814,248)	(1,674,977)	(139,271)	8.3%

Other income (expenses):
Interest income	12,429	67,377	(54,948)	-81.6%
Interest expense **	(1,240,140)	(1,421,289)	181,149	-12.7%
Income/(expense) from derivatives ***	(62,873)	1,191,682	(1,254,555)	-105.3%
Other expense, net	(83,729)	--	(83,729)	100.0%
Loss on disposal of assets	(908)	(357)	(551)	154.3%
Total other income/(expense)	(1,375,221)	(162,587)	(1,212,634)	745.8%

Net loss	$(3,189,469)	$(1,837,564)	$(1,351,905)	73.6%

*For the three months ended March 31, 2009, general and administrative expenses include non-cash option expense of $361,630 and non-cash depreciation and amortization expense of $754,934.

**For the three months ended March 31, 2009, interest expense of $1,240,140 includes non-cash accretion of debt discount of $735,649.  In addition, interest expense included accrued interest on its Senior Convertible Debt of $187,956 which was paid in April 2009.  Excluding the non-cash accretion of debt discount, the Company’s interest expense for the first quarter 2009 was $504,490.

***For the three months ended March 31, 2009, expense from derivatives is a non-cash income related to change in Black-Scholes value of warrants to purchase 6,531,391 shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.  The Company would receive an additional $13.5 million in equity capital if these warrants were exercised in full at the current strike prices.

REVENUES

For the quarter ended March 31, 2009, the Company had net sales of $4,647,272, an increase of $759,964 or 19.5% over the same quarter in 2008. The Company realized sales for its dispensed iced and hot coffee of $4,232,283.  This   is an increase of $1,700,865 or 67.2% over the same three month period last year.  The continued revenue growth is fueled by the large and growing base of hot and iced coffee and tea dispenser customer placements.  During the first quarter, the Company increased dispenser placements by 711, giving it a total customer dispenser base of 10,795 dispensers at hospitals, long term care facilities, universities, hotels, casinos, convenience stores and other foodservice facilities across the United States.  Each dispenser represents annual gross revenue of between $2,500 and $6,000, which gives the Company an annualized run rate of approximately $35 million in gross revenue.

The Company expects dispenser placements and gross revenues to grow during the remainder of 2009 as it continues to execute the opportunities presented by its growing list of national and regional customers, including: 7-Eleven, Speedway-Super America, Sunoco, BP Products North America, Exxon-Mobil, Haagen-Dazs, Caribou Coffee, Compass Group, Premier Healthcare, Med-Assets Supply Chain System, US Department of Veterans Affairs, and Amerinet.

The Company’s dispensed specialty beverage platform offers the approximately 2.5 million traditional foodservice locations across the country the ability to deliver convenient, high quality coffee shop-style beverages at a time when consumers are looking for value oriented alternatives for their daily purchases.  When a foodservice location places a Javo hot coffee or specialty beverage dispenser in their restaurant, hospital, convenience store or casino it creates demand for the Company’s beverage concentrates sold and supplied to selected foodservice distributors.

The Company estimates that its current hot coffee customers have over 20,000 potential dispensing locations serving hot coffee from concentrates which could be converted to Javo products.  Additionally, the Company estimates that its current iced coffee customers have over 50,000 potential dispensing locations where Javo products could be sold.  This potential does not consider the potential from new customer relationships or the larger opportunity to convert new foodservice locations that currently serve traditional brewed coffee to Javo’s concentrated and dispensed coffee system.

The Company believes that revenue from installed dispensers has demonstrated itself to be relatively insulated from economic cycles.  The key reason is that Javo’s coffees and teas tend to be stocked in locations which permit consumers in the current economic climate to make their daily coffee purchases at a lower cost.  Furthermore, the Company’s largest customer sector is healthcare, which is expected to be stable or even growing in patient and staff populations over the middle and long term.  Regardless of the general economic outlook, Management believes that the Company has substantial ability to grow as a consequence of capturing an ever larger share of the growing $7 billion US market for foodservice coffee and tea products.

The Company’s sales force is in active discussions with potential new chain customers and group purchasing organizations controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States.

Gross Profit Margin

Gross profit margin as a percentage of net sales for the quarter ended March 31, 2009 was 50% compared to 38% in the same quarter 2008. The 12 percentage point gain in gross profit margin was due primarily to realizing cost savings from the integration of coffee roasting and key processing and packaging operations for concentrated iced coffee products at the Company’s Vista plant.  This integration eliminated previously outsourced processing and packaging fees as well as freight charges to ship extracts and ingredients to 3rd party co-packers.  Furthermore, the Company’s growth in sales allowed it to realize cost savings through production and labor efficiency improvements and lower packaging costs.  Additionally, the Company’s overall freight charges in the quarter were reduced by shipping truck load quantities to a 3rd party distribution center for re-distribution of order quantities to its East Coast customers.  The Company expects its gross margins to continue to improve as its sales increase and it takes full advantage of the economies of scale.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended March 31, 2009, were $1,848,557 compared to $1,419,292 in the same quarter in 2008.  The increase of $429,265 or 30.2% was attributable to an increase in variable marketing and promotion expenses of $369,719, an increase of $104,747 for payroll and benefits, decreased expenditures for tradeshow expenses, printing costs, and sales supplies of $40,837 and decreased travel and entertainment expenses of $4,364.

The Company anticipates that sales and marketing costs for payroll and benefits for the remainder of 2009 will increase modestly and that future increased in expenses will primarily be related to certain variable promotion costs tied to execution against the Company’s national account programs.  Overall the Company expects sales and marketing expenses to continue to decline as a percentage of sales in the coming quarters.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended March 31, 2009 were $2,283,308 compared to $1,734,619 in the same quarter in 2008. The increase of $548,689 or 31.6% was due to an increase in non-cash depreciation and amortization expense of $497,308, increases in payroll, benefits, and travel and entertainment expenses, legal and accounting department expenses of $58,096, increased warehouse staff and overall costs of $37,649, and decreased QA and R&D department expenses of $44,364.  In addition to the non-cash depreciation and amortization expense of $794,934, the general and administrative expenses included $361,630 of non-cash expense for deferred compensation in connection with its stock options.

The Company anticipates that general and administrative expenses will change modestly, primarily in non-cash depreciation and amortization expenses during the remainder of 2009. General and administrative expenses will include a non-cash expense for deferred compensation in connection with its awarded stock options of $361,630 for each quarter in 2009.

OTHER INCOME/EXPENSES

The Company recorded $1,375,221 in net other expense for the quarter ended March 31, 2009 compared to $162,587 in net other expense for the same quarter in 2008. The increase in other expense of $1,212,634 was primarily due to the increase in non-cash derivative expense of $1,254,555 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt, a $306,976 reduction in non-cash interest expense for debt discount amortization related to the same convertible debt, an $83,730 increase in expense related to the change in debt cancelled for the Senior Convertible Debt holders on the recalculation of the December 2008 prepayment, and a $68,204 increase in non-cash interest expense for debt discount amortization related to the new promissory notes issued in connection with its private debt offering , and a $57,762 increase in interest expense, an increase on the loss of disposed assets of $551 and a $54,948 reduction of interest income.

The Company’s net other income/expense for the second quarter of 2009 will increase substantially due to the anticipated write off of interest expense on the remaining non-cash debt discount of $4,151,743 in connection with the payoff of its $21 million Senior Convertible Debt. There will also be an increase in interest expense related to promissory notes issued in connection with its $23.0 million private debt offering and the related non-cash amortization of debt discount.

NET LOSS

The net loss for the Company for the quarter ended March 31, 2009 was $3,189,469 compared to a net loss of $1,837,564 for the same quarter in 2008, a difference of $1,351,905. The difference is primarily due to an $838,683 increase in gross profit offset by a $1,254,555 reduction in non-cash derivative income due to liability accounting for warrants, a $497,308 increase in depreciation and amortization expense, a net $429,265 increase in sales and marketing expense, and a net $51,381 increase in other general and administrative expense.

The Company anticipates the net loss for the remainder of the year will increase substantially due to the write-off of $4,151,743 in connection with the discounted payoff of its $21 million Senior Convertible Debt in the second quarter of 2009.  It is expected that this non-cash interest expense will be partially offset by anticipated increases in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has over 10,000 dispensers serving its products in such locations as 7-Eleven, Compass/Foodbuy, Med Assets Supply Chain Systems, Consorta, Amerinet, Premier Healthcare and multiple other leading convenience stores, hotel, hospital, health care, and casino customers.  It anticipates that the current customer base on an annualized basis will generate sufficient annual gross revenues and cash flow to more than cover current operating expenses for the remainder of 2009 and beyond.

The Company has experienced net losses and negative cash flows from operations since inception through March 31, 2009; it has an accumulated deficit of $65.4 million and has consumed cash from operations and financing in excess of $37 million.  It has financed operations since inception primarily through capital contributions, related-party loans, debt and private-placements of its Common Stock and debt offerings. The Company anticipates that its current cash and cash equivalents, receivable financing, as well as expected cash flows from increased sales and gross profits in the remainder of 2009 will provide adequate capital to fund operations and required capital expenditures. Subsequent to this report the Company has completed its $23.0 million private placement.

The Company used $2.3 million from cash and cash equivalents in operating activities in the three months ending March 31, 2009, versus $1.6 million in the same period in 2008.  Overall the Company increased $2.3 million in unrestricted cash and cash equivalents in the first three months of 2009 versus using $3.5 million during the same three months of 2008.  The decrease in use of cash was primarily due to the private placement and debt offerings offset by the purchases of dispensers, and processing and packaging equipment.  The Company expects to realize earnings before interest expense, taxes, depreciation and amortization during 2009 and future periods.

FACTORS AFFECTING QUARTERLY PERFORMANCE

The Company has experienced variations in sales from quarter to quarter due to the sales mix of its products and a variety of other factors including consumer buying trends, marketing programs, seasonality and weather; therefore, the results of any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.  The iced dispensed sales are expected to be greater in the spring and summer, while the hot dispensed sales are expected to be greater in late fall, winter and early spring.  The Company anticipates some seasonality in its gross revenue and operating results.

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

Revenue Recognition

Javo recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection ability is probable. It records sales net of returns and discounts, which are estimated at the time of shipment based upon historical data.  The Company generally does not receive and does not anticipate receiving any material amount of product returns.  Periodically, after requests in writing from a distributor/customer and after confirmation and approval of quantities, dates and amount of credit, the Company will grant a distributor a credit to be applied for out-of-code product.  Total credits issued in the first quarter 2009 for out-of-code product were $21,946 or 0.47% of gross sales.  The Company has a limited number of distributors that have negotiated payment terms with cash discounts for early payments, usually 2%.  In the first quarter 2009, the cash discounts taken were $6,239 or 0.13% of gross revenue.

Stock-Based Compensation

The Company adopted the provisions of SFAS 123(R), Share-based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company did not issue any employee options in the first quarter 2009.  In 2007, the Company issued 5,000,000 employee options or share-based payment awards with market or performance conditions. The shares vest over a 5-year period with the first vesting in the third year.  The Company reported non-cash option expense related to the 2007 option grants of $361,630 in the first quarter 2009.

Derivative Income

In accordance with Emerging Issues Task Force (“EITF”) No. 00-19, the Company is required to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.  In the first quarter ended March 31, 2009, the Company reported non-cash derivative expense of $62,873 in connection with the warrants issued in connection with its 2006 Senior Convertible debt.

 Fair Value of Financial Instruments

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

	Carrying Value March 31, 2009	Fair Value Measurements March 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Senior Convertible debt	$10,457,550	$–	$–	$8,822,314
Promissory notes	$8,668,750	$–	$–	$6,952,339
Warrants	$119,644	$–	$–	$119,644

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

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161, effective January 1, 2009, did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 5” (SFAS No. 160).   SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The adoption of SFAS No. 160 did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 did not have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these non-financial assets and liabilities. Our adoption of SFAS 157 on January 1, 2008 did not have a material impact on our financial position, results of operations or cash flows during the year ended December 31, 2008. The deferred portion of the adoption of SFAS 157 did not have a material impact on the financial statements.

In April 2009, the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107-1 and APB No. 28-1”).  SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS No. 107-1 and APB No. 28-1, but does not believe this guidance will have a significant impact on the Company’s disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Mssrs Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company on terms that the Company believes at the time entered into was arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction with non-related parties.

As of March 31, 2009, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $182,040, for the three months ended March 31, 2009 and 2008, respectively.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relating to its operations result primarily from changes in commodity prices and the ability to pass along those cost increases through customer price increases.  The Company does not use financial instruments or commodity contracts in hedging transactions or for trading purposes, although it does make forward commitments to buy coffee beans to mitigate against these risks, as described below.

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Gross profit margins can be impacted by changes in the price of green coffee.  The Company enters into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery.   Depending on demand and the condition of the coffee markets, Javo will generally make commitments for one to nine months ahead; as of March 31, 2009, the Company had commitments for green coffee into the second quarter of 2009 for approximately $1,363,000.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2009, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in timely fashion material information related to the Company required to be filed in this report.

Changes in Internal Contol over Financial Reporting

There have been no changes in the internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2008 Form 10-K.

ITEM 6.                      EXHIBITS

31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on May 11, 2009.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

By:/s/ Richard A. Gartrell
Richard A. Gartrell
Its: Chief Financial Officer