Form 10-Q
period 2009-06-30
JAVO BEVERAGE CO INC
filed 2009-08-14
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:
JUNE 30, 2009
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
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 283,803,343 as of July 29, 2009.

JAVO BEVERAGE COMPANY, INC.

PART 1   FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31,
	Unaudited	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,286,432	$905,344
Restricted cash	140,000	4,777,000
Total cash, restricted cash and cash equivalents	4,426,432	5,682,344

Accounts receivable, less allowances	3,718,190	1,526,120
Inventory, net of reserve for obsolescence	1,220,944	785,713
Prepaid expenses	237,257	103,607
Total current assets	9,602,823	8,097,784

Property and equipment, net	11,952,639	11,365,253
Intangibles, net	2,117,351	761,979
Deposits	23,858	23,858
Total assets	$23,696,671	$20,248,874

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,130,707	$6,386,952
Accrued payroll and related benefits	263,800	250,369
Accrued short-term interest payable	663,996	259,629
Lines of credit	1,884,173	5,816,230
Warrants payable	31,254	56,771
Current portion of long-term debt and capital leases	2,502,369	5,128,747
Total current liabilities	9,476,299	17,898,698

Long-term debt and capital leases, net of current portion	22,824,823	10,577,674
Unamortized discount on long-term debt	(8,105,994)	(6,197,748)
Accrued long-term interest payable	8,748	15,504
Total liabilities	24,203,876	22,294,128
Commitments and contingencies	--	--
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,147,952 shares issued and outstanding as of June 30, 2009 and December 31, 2008. 150,000 shares have been reserved for the Junior A Participating Preferred Stock.	2,148	2,148
Common stock, $0.001 par value, 300,000,000 shares authorized, 283,803,342 shares issued and outstanding as of June 30, 2009, 186,403,648 shares issued and outstanding as of December 31, 2008.	283,803	186,404
Additional paid in capital	70,670,695	62,595,575
Deferred compensation	(1,328,250)	(2,577,133)
Accumulated deficit	(70,135,601)	(62,252,248)
Total stockholders' deficit	(507,205)	(2,045,254)
Total liabilities and stockholders' deficit	$23,696,671	$20,248,874

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$7,046,213	$6,684,043	$11,693,484	$10,571,351

Cost of sales	(3,285,179)	(3,428,378)	(5,614,834)	(5,836,752)
Gross profit	3,761,034	3,255,665	6,078,650	4,734,599

Operating expenses:
Selling and marketing	(2,335,638)	(1,850,336)	(4,184,195)	(3,269,628)
General and administrative	(2,329,310)	(1,981,421)	(4,612,618)	(3,716,040)

Total operating expenses	(4,664,948)	(3,831,757)	(8,796,813)	(6,985,668)

Loss from operations	(903,914)	(576,092)	(2,718,163)	(2,251,069)

Other income (expenses):
Interest income	4,297	35,227	16,726	102,604
Interest expense	(5,250,503)	(1,356,554)	(6,490,643)	(2,777,843)
Income (expense) from derivatives	88,390	(350,207)	25,517	841,475
Other income	1,433,862	40,670	1,350,132	40,670
Loss on disposal of assets	(66,014)	(13,084)	(66,922)	(13,441)

Total other expense	(3,789,968)	(1,643,948)	(5,165,190)	(1,806,535)

Net loss	$(4,693,882)	$(2,220,040)	$(7,883,353)	$(4,057,604)

Basic loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of shares outstanding, basic	276,074,977	157,833,290	237,415,728	156,817,910

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,883,353)	$(4,057,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	6,541,450	2,741,864
(Gain) on derivatives	(25,517)	(841,475)
Deferred compensation	624,467	723,260
Provision for bad debt	25,000	25,830
Loss on disposal of assets	66,922	13,058
Changes in operating assets and liabilities:
Accounts receivable	(2,217,070)	(2,119,152)
Inventories	(435,231)	(403,586)
Prepaid expenses and other assets	(133,650)	(166,981)
Accounts payable and accrued expenses	(2,126,498)	2,128,681
Accrued payroll and related benefits	13,433	45,235
Accrued interest payable	1,008,272	558,222
Net cash used in operating activities	(4,541,775)	(1,352,648)
Cash flows from investing activities:
Change in restricted cash	4,637,000	(714,000)
Proceeds from disposal of equipment	16,393	4,026
Purchases of property and equipment	(2,120,345)	(4,117,996)
Net cash provided by (used in) investing activities	2,533,048	(4,827,970)
Cash flows from financing activities:
Repayment on line-of-credit	(4,777,000)	(2,200,000)
Proceeds from line-of-credit borrowing	--	2,914,000
Factoring liability	844,944	--
Proceeds from long-term debt	19,760,000	--
Payment of loan fees related to long-term debt	(1,559,787)	--
Repayment of long term debt	(8,736,448)	(380,556)
Repayments under capital lease obligations	(141,894)	(85,042)
Net cash provided by financing activities	5,389,815	248,402
Net change in cash and cash equivalents	3,381,088	(5,932,216)
Cash and cash equivalents at beginning of period	905,344	6,636,908
Cash and cash equivalents at end of period	$4,286,432	$704,692

Non-cash activities:
Issuance of common stock in exchange for debt	$8,584,988	$2,198,213
Issuance of common stock in exchange for interest due	$211,947	$619,681
Deferred compensation	$1,328,250	$723,260
Equipment from capital lease	$--	$137,392
Return of common stock to treasury	$--	$16
Warrant liability	$31,254	$1,547,740
Supplemental cash flow information:
Cash paid for interest	$487,860	$146,486
Cash paid for income taxes	$5,375	$13,035

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2009 and the results of operations and of cash flows for the three and six month periods ended June 30, 2009 and 2008. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of SFAS No. 166 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision to FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for Variable Interest Entities under FIN No. 46(R).  The adoption of the provisions of SFAS No. 166 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of the provisions of SFAS No. 165 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009

Recent Accounting Pronouncements (Continued)

In April 2009, the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107-1 and APB No. 28-1”).  SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The adoption of SFAS No. 107-1 and APB No. 28-1, did not have a material impact on the Company’s disclosures.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS No. 157 as to non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these non-financial assets and liabilities. Our adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our financial position, results of operations or cash flows during the six months ended June 30, 2009. The Company does not expect the deferred portion of the adoption of SFAS No. 157 to have a material impact on the financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2.     ACCOUNTS RECEIVABLE

As of June 30, 2009 and December 31, 2008, the Company’s accounts receivable were:

	June 30, 2009	December 31, 2008
Accounts receivable	$3,759,730	$1,542,660
Allowance for doubtful accounts	(41,540)	(16,540)
	$3,718,190	$1,526,120

NOTE 3.     INVENTORY

Inventory consists of the following at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
Raw materials	$980,076	$603,845
Finished goods	255,647	220,124
	1,235,723	823,969
Reserve for obsolescence	(14,779)	(38,256)
	$1,220,944	$785,713

NOTE 4.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
Production and other equipment	$15,815,134	$13,831,850
Leasehold improvements	472,229	472,229
Office equipment	302,602	302,602
Vehicles	46,897	46,897
Total cost	16,636,862	14,653,578
Less accumulated depreciation	(4,684,223)	(3,288,325)
	$11,952,639	$11,365,253

During the three months ended June 30, 2009 and 2008 depreciation expenses totaled $741,081 and $380,211, respectively.  For the six months ended June 30, 2009 and 2008, depreciation expense totaled $1,450,085 and $637,840, respectively.

NOTE 5.      INTANGIBLE ASSETS

Intangible assets include loan costs of $2,727,740, net of amortization of $1,193,328, or $1,534,412.  The loan costs related to the promissory note debt are being amortized over five or eight years depending on the life of the loan.  The loan costs related to promissory notes converted to preferred stock in 2006 were fully amortized at the time of the conversion.  The loan costs related to eight year promissory notes are being amortized over eight year contract term.  The loan costs related to the 2008 factoring fee are being amortized over the three year contract term.  Amortization expense for the three months ended June 30, 2009 and 2008 was $49,792 and $1,458, respectively.  For the six months ended June 30, 2009 and 2008 amortization expense was $53,870 and $3,333, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5.      INTANGIBLE ASSETS (CONTINUED)

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee that is being amortized based on the quantity of product sold over the term of the contract.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012. The Company recorded an amortization expense for the three months ended June 30, 2009 and 2009 of $38,814 and $22,509, respectively.  The amortization expense for the six months ended June 30, 2009 and 2008 was $72,348 and $37,542, respectively.  The conversion fee net of the $319,076, accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

In 2008, the Company entered into one year exclusivity period contracts with three regional convenience store chains.  The Company paid for the installation of 1,050 machines at a cost of $183,718.  The installation costs are being amortized over the exclusivity period.  For the three months ended June 30, 2009 and 2008, the amortization expense was $32,267 and $12,785, respectively.  For the six months ended June 30, 2009 and 2008 the amortization expenses was $78,197 and $12,785, respectively.  As of June 30, 2009, the Company has recorded $181,703 in amortization.

Intangible assets	June 30, 2009	December 31, 2008
Loan fees	$2,727,740	$1,167,954
Conversion fee	900,000	900,000
Installation costs	183,718	183,718
	3,811,458	2,251,672
Accumulated amortization	(1,694,107)	(1,489,693)
Net intangibles	$2,117,351	$761,979

Intangible amortization is projected as follows:	2009

July 2009 to June 2010	$284,167
July 2010 to June 2011	415,471
July 2011 to June 2012	453,647
July 2012 to June 2013	199,440
July 2013 to June 2014	199,440
Thereafter	565,186
$2,117,351

NOTE 6.     LINES OF CREDIT AND RESTRICTED CASH

In April 2009, the Company paid off its $4,777,000 working capital line of credit balance through Wells Fargo Bank, N.A.  There remains $140,000 in a restricted money market account as support for the Company’s credit cards.

In October 2008, the Company entered into a financing arrangement with a factoring company.  The initial terms of the new lending facility provide for the Company to receive advance funding of up to 75% on the balance of its receivables up to $6,000,000.  In September 2008, the Company paid a due diligence fee of $29,500 which is being amortized over the life of the contract, 36 months.  The Company pays a 0.465% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at three percent over prime. As of June 30, 2009, the rate was 6.25%, on the amount advanced by the factoring based on the days the receivables is outstanding.  In addition, the new factoring facility allows the Company, at its option, to receive as an advance an additional 25% of the eligible receivables.  This optional advance must be repaid over a 13 week period before it can be advanced again.  The Company pays a 0.5% draw down fee and interest of 0.467% per diem on the outstanding balance for the optional advance. The amount owed on the factoring line as of June 30, 2009 was $1,884,173.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Senior Convertible Debt

The Company’s long term debt, including the Senior Convertible Debt, matures as shown in the table below.  The Company, at its option, may pay its Senior Convertible Debt payments of interest and principal with registered Common Stock, at a discount of 12% or 15% of a 20 day trailing volume weighted average selling price (“VWAP”).

In April 2009, pursuant to a modification agreement to the Senior Convertible Debt agreement, the Company notified the Senior Convertible Debt holders the Company intended to redeem the Senior Convertible Debt and related warrants using the proceeds from its private offering.  The Company’s Senior Convertible Debt was redeemed in accordance with the terms of a modification agreement.  Certain Senior Convertible Debt holders have yet to return the promissory notes and warrants and pick up the redemption payment for its promissory notes and warrants.  The Company has set aside $2.1 million to pay the final redemption account.

The Company recorded interest expense in connection with its $21 million Senior Convertible Debt of $5,087,461 and $2,609,819 for the six months ended June 30, 2009 and 2008, respectively.   The interest expense is made up of accrued interest on the convertible notes of $200,069 plus non-cash accretion of its debt discount of $4,887,392 for the six months ended June 30, 2009 and accrued interest on the convertible notes of $573,302 plus non-cash accretion of its debt discount of $2,036,517 for the six months ended June 30, 2008.

Senior Subordinated Promissory Notes

From late December 2008 to April 2009, the Company entered into Securities Purchase Agreements with certain accredited investors for the sale of an aggregate of $22.5 million in principal amount of senior subordinated promissory notes and an aggregate of 102.5 million shares of the Company’s Common Stock.   With the exception of the private equity firm, discussed below, all other investors received a promissory note in the amount of their investment plus five shares of restricted common stock per dollar invested.  The Company relied on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 for the issuance of restricted common stock in connection with its debt offering.

Of the $22.5 million invested in senior subordinate promissory notes, $12.0 million was received from a private equity firm. The private equity firm investor received an eight year promissory note for $12.0 million and 50,000,000 shares of the Company’s restricted common stock in accordance with its securities purchase agreement. In connection with the private debt offering, the Company also entered into a professional services agreement with a private equity firm.  Pursuant to the services agreement, the Company engaged the private equity firm to provide financial and management consulting services to the Company and paid $500,000 for consulting services provided by it to the Company prior to the closing of the funding.  Under the services agreement, in consideration of the consulting services to be provided by the private equity firm during the term of the agreement, the Company will pay the private equity firm an annual management fee of $100,000, which will be payable in quarterly installments.  The Services Agreement terminates by its terms on June 30, 2014.  The Company has capitalized the $500,000 consulting service fee as an intangible asset and will amortize it over the period of the loan.   The annual management fee will be expensed over the related period of the services.

The Company also agreed to appoint a representative of the private equity firm investor to the Company’s Board of Directors prior to the first meeting of the Board of Directors following the closing of the funding.  The Company has agreed to nominate the investor’s representative to serve on the Company’s Board of Directors so long as the investor continues to hold certain agreed amounts of outstanding shares and outstanding principal under the notes, but not beyond the tenth anniversary of the closing of the financing.   Mr. Scott Dickey was nominated and elected to the Company board of directors in June 2009.   Additional details are disclosed in the Form 8-K filed April 10, 2009.

In connection with the private equity investment of $12.0 million in this private debt offering, the Company recorded a debt discount of $4,321,183 on the promissory note which is being amortized as additional interest over the period of the note.   The discount was determined using the comparative value of the promissory note and the restricted common stock issued in connection with the debt offering.   The effective interest rate including the discount amortization is approximately 15.5%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

In connection with the other $10.5 million investment in this private debt offering, the Company determined that the best accounting treatment of the 52.5 million shares of stock issued stock is to use the comparative value method to calculate the discounted fair value of the debt and amortize the discount over the maturity of the debt on an effective interest basis.  As of June 30, 2009, the Company had received $10.5 million in notes payable and recorded a debt discount of $4,232,424, which is being amortized as an additional non-cash interest expense over the eight-year period of the promissory notes at an effective compound interest rate of approximately 15.5%.

As a part of the $10.5 million raised, Company board members, Mssrs. Baker, Beard, Carlton and Hackett, invested at total of 2,600,000 or $2.0 million, $100 thousand, $200 thousand and $300 thousand, respectively and received a promissory note for the amount of their investment plus five shares per dollar invested or for a total of 13,000,000 shares of the Company’s restricted common stock in the same ratio as other similar investors.

These Senior Subordinated  promissory notes bear simple interest at the rate of 10% per annum, are payable upon demand at any time on or after January 1, 2017, and may be prepaid by the Company without penalty at any time.  Interest under the notes is payable in consecutive quarterly installments beginning on April 1, 2009 and principal and interest become payable in quarterly installments commencing on April 1, 2012.  The obligations represented by the notes and the payment of the principal and interest on the Notes are subordinate and subject to certain existing promissory notes issued by the Company in private placement offerings conducted from 2002 to 2005, capital leases, senior debt and certain other permitted indebtedness.

Additional details of these actions are set forth in the Company’s current report on Form 8-K filed January 26, 2009.

The Company recorded interest expense in connection with its Securities Purchase Agreements of $911,836 for the three months ended June 30, 2009.  The interest expense is made up of accrued interest on the notes of $542,202, plus non-cash amortization of its debt discount of $369,634.  For the six months ended June 30, 2009 interest expense was $1,096,855 and is made up of accrued interest on the notes of $651,316, plus non-cash amortization of its debt discount of $445,539.

Long-term debt matures as follows:

July 2009 to June 2010	$2,502,369
July 2010 to June 2011	240,744
July 2011 to June 2012	1,209,079
July 2012 to June 2013	4,500,000
July 2013 to June 2014	4,500,000
Thereafter	12,375,000
$25,327,192
Less current portion	2,502,369
$22,824,823

NOTE 8.      WARRANT LIABILITY AND OTHER DERIVATIVE INCOME

In April 2009, the Company retired 3,167,599 warrants with a $1.95 strike price and 2,812,499 warrants with a $2.24 strike price for a total of 5,980,099 warrants from the Senior Convertible debt holders.

For the remaining 551,292 warrants, the June 30, 2009 value was determined to be $31,254.  This was determined using the Black-Scholes calculation of a 105% stock volatility, 897 days remaining to exercise, an interest rate of 1.52%, the strike prices and the quarter end closing stock price of $0.27.

The Company recorded non-cash other derivative income of $25,517 and $841,475 for the six months ended June 30, 2009 and 2008, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 9.      ISSUANCES OF STOCK AND STOCK OPTIONS

PREFERRED STOCK ISSUANCES

As of June 30, 2009, the Company has not issued any additional preferred shares during 2009.  See Subsequent Events  Note 12.

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

In April 2009, the Company issued 59,156,250 shares of the Company’s restricted common stock in connection with its $23 million private debt offering.  As part of the April 2009 issuance one investor received a total of 50,000,000 shares of the Company’s restricted common stock.

In June 2009, the Company issued 5,000,000 shares of forfeitable restricted stock as compensation to its four executive officers and a senior employee as part of in periodic review of executive and key employee compensation and retention.  The Company recorded a non-cash deferred compensation expense of $1,350,000 or $0.27 per shares.  The deferred compensation is being amortized as a non-cash compensation expense over the five year vesting period for the shares.  The forfeitable shares vest 60% in June 2012, 20% in June 2013 and 20% in June 2014.  The Company recorded a non-cash compensation expense of $21,750 in June 2009.

STOCK OPTION CANCELATIONS

In June 2009, stock options issued to four executives and to a senior employee for the purchase of 5,000,000 shares of the Company’s registered common stock were cancelled.   See Form 8K filed June 16, 2009 for further details.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value June 30, 2009	Fair Value Measurements June 30, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Senior Convertible Debt	$2,043,153	$--	$--	$2,043,153
Promissory notes	$22,500,000	$--	$--	$14,397,928
Warrants	$31,254	$--	$--	$31,254

The Company determined the value of the Senior Convertible debt was the redemption amount in April 2009, based on facts and circumstances and the agreement with debt holders.

The Company determined the value of its promissory notes based on a discount from the face for the interest rate and delayed payment terms in addition to other facts and circumstances at the end of June 2009.

The Company carries the warrant on its balance sheet as a liability at fair market value determined by using the Black Scholes valuation model.  As of June 30, 2009, the factors used in the valuation of the warrants was the Company’s stock price of $0.27, interest rate of 1.52%, 897 days remaining and volatility percentage of 105.1%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 11.    RELATED PARTY TRANSACTIONS

Javo Dispenser, LLC

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Mssrs. Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00.

As of June 30, 2009, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $182,040 for the three months ended June 30, 2009 and 2008, respectively and of $364,080, for the six months ended June 30, 2009 and 2008, respectively.   Presented below are the Condensed Balance Sheets as of June 30, 2009 and December 31, 2008, and the Statements of Operations for the period ended June 30, 2009 and December 31, 2008, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$876	$704
Accounts receivable	291,237	253,326
Total current assets	292,113	254,030
Property and equipment, net	814,202	1,041,210
Total assets	$1,106,315	$1,295,240

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,961	$52,284
Long-term debt	488,084	806,610
Total liabilities	554,045	858,894
Member Equity	552,270	436,346
Total liabilities and member equity	$1,106,315	$1,295,240

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 11.    RELATED PARTY TRANSACTIONS (CONTINUED)

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Six Months Ended	Twelve Months Ended
	June 30, 2009	December 31, 2008
Rental Income	$366,402	$728,160
Operating expenses
General and administrative	(235,748)	(443,302)
Total operating expenses	(235,748)	(443,302)
Income from operations	130,654	284,858
Other income (expenses)
Interest expense	(14,730)	(69,031)
Net Income	$115,924	$215,827

In December 2008, Mr. William Baker, a member of the Company’s board of directors, invested $2.0 million in the Company’s $22.5 million private debt offering and received 10,000,000 shares of the Company’s restricted Common Stock and a promissory note for $2,000,000 in accordance with the terms of the securities purchase agreement.  The director invested in the private debt offering on the same terms as other non-affiliate investors.

In February 2009, Mr. Jerry Carlton, a member of the Company’s board of directors, invested $200,000 in the Company’s $22.5 million private debt offering and received 1,000,000 shares of the Company’s restricted Common Stock and a promissory note for $200,000 in accordance with the terms of the securities purchase agreement. The director invested in the private debt offering on the same terms as other non-affiliate investors.

In March 2009, Mr. Ronald Beard, a member of the Company’s board of directors, invested $100,000 in the Company’s $22.5 million private debt offering and received 500,000 shares of the Company’s restricted Common Stock and received a promissory note for $100,000 in accordance with the terms of the securities purchase agreement.  The director invested in the private debt offering on the same terms as other non-affiliate investors.

In April 2009, Mr. Terry Hackett, a member of the Company’s board of directors, invested $300,000 in the Company’s $22.5 million private debt offering and received 1,500,000 shares of the Company’s restricted Common Stock and received a promissory note for $300,000 in accordance with the terms of the securities purchase agreement.  The director invested in the private debt offering on the same terms as other non-affiliate investors.

In June 2009, four executives and a senior employee were issued a total 5,000,000 shares forfeitable restricted common stock which vests 60% in June 2012, 20% in June 2013 and 20% in June 2014.  These issuances were approved by the compensation committee and members of its board of directors and disclosed in an 8K filing dated June 16, 2009.

NOTE 12.    SUBSEQUENT EVENTS

On July 1, 2009, the Company issued 214,794 preferred shares as an in-kind payment of a $1 per share dividend on its Series B Preferred stock.  The issuance increased the number of Series B Preferred shares outstanding to 2,362,746.

In July 2009, the Company paid $500,000 in retention to four key executives.  The retention payments were the result of several meetings in which the key executive salary histories and compensation at comparable companies were reviewed by the compensation committee of the Company’s board of directors.  As disclosed in the an 8K filing dated June 16, 2009, the payments were recommended and approved by the compensation committee and authorized and approved by the Company’s board of directors.  The retention payments vest in equal parts over the period July 2009 through June 2010, if the executive remains with the Company.  The retention payments will be amortized straight-line over the vesting period.

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

The following is a comparative table of income statements for quarters ended June 30, 2009 and 2008.  Below is a discussion and analysis of the period-over-period changes.

	Three Months Ended		Change
	June 30,		3 Months
	2009	2008	2009-2008%

Net sales	$7,046,213	$6,684,043	$362,170	5.4%
Cost of sales	(3,285,179)	(3,428,378)	143,199	-4.2%
Gross profit	3,761,034	3,255,665	505,369	15.5%
	53.4%	48.7%	4.7%
Operating expenses:
Selling and marketing	(2,335,638)	(1,850,336)	(485,302)	26.2%
General and administrative	(2,329,310)	(1,981,421)	(347,889)	17.6%
Total operating expenses	(4,664,948)	(3,831,757)	(833,191)	21.7%

Loss from operations*	(903,914)	(576,092)	(327,822)	56.9%

Other income (expenses):
Interest income	4,297	35,227	(30,930)	-87.8%
Interest expense**	(5,250,503)	(1,356,554)	(3,893,949)	287.0%
Income (Exp) from derivatives***	88,390	(350,207)	438,597	-125.2%
Other income	1,433,862	40,670	1,393,192	3425.6%
Gain/(loss) on disposal of assets	(66,014)	(13,084)	(52,930)	404.5%
Total other expense	(3,789,968)	(1,643,948)	(2,146,020)	130.5%

Net loss	$(4,693,882)	$(2,220,040)	$(2,473,842)	111.4%

*For the three months ended June 30, 2009, general and administrative expenses include non-cash option expense of $241,087, non-cash compensation expense of $21,750 and non-cash depreciation and amortization expense of $812,162 for a total of non-cash charges of $1,074,999.

**For the three months ended June 30, 2009, interest expense of $5,250,503 includes non-cash accretion of debt discount on the Senior Convertible Debt of $4,151,743 and $369,634 in non-cash amortization for the Senior Subordinated Promissory Notes.  In addition, interest expense included accrued interest on its Senior Convertible Debt of $12,113 and on its Senior Subordinated Promissory Notes of $542,202.  Excluding the non-cash accretion and amortization of debt discount, the Company’s interest expense for the second quarter 2009 was $729,126.

***For the three months ended June 30, 2009, income from derivatives is a non-cash income related to change in Black-Scholes value of warrants to purchase shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.

REVENUES

For the second quarter ended June 30, 2009, the Company had net sales of $7,046,213, an increase of $362,170 or 5.40% over the same quarter in 2008 and 51.6% over the 1st quarter 2009. The Company realized sales for its dispensed bag-in-box beverages of $6,459,570.  This is an increase of $531,477 or 9.0% over the same three month period last year and 52.6% increase of the dispensed beverage sales in the 1st quarter 2009.  The Company has had 11 consecutive quarters of comparative quarter year-over-year revenue growth in dispensed bag-in-box beverage.  This growth has been fueled by an increase in its base of coffee and tea dispenser placements with customers.  During the second quarter, the Company increased dispenser placements by 810, giving it a total customer dispenser base of 11,605 dispensers at hospitals, long term care facilities, universities, hotels, casinos, convenience stores and other foodservice facilities across the United States.  Each dispenser generates revenue through the sale of coffee and tea concentrates to the customer’s foodservice distributor and has average annual gross revenue of approximately $3,000.

Dispensed hot BIB net sales increased 17.6% to $2,377,507 for the three months ending June 30, 2009, compared to net sales of $2,021,688 for the same three months of the previous year. The increase was attributable to an increase in the number of installed dispensers of 1,078 since June 30, 2008.  The result was offset by a decline in dispenser throughput caused by an intended shift toward the placement of lower cost hot coffee dispensers during 2009 which have a correspondingly lower monthly case sale requirement.

Dispensed iced BIB net sales increased 4.5% to $4,082,063 for the three months ending June 30, 2009, compared to net sales of $3,906,404 for the same three months ending June 30, 2008.  The year ago comparison number included substantial revenue to loading store level and distribution pipeline with product for national rollouts last year with Speedway SuperAmerica and 7-Eleven. Without the year ago stocking effect, iced coffee sales in the second quarter would have increased approximately 31.6% in 2nd quarter 2009 over the same period in 2008.  An additional factor in the same quarter year over year comparison was that unusually cool and wet weather, especially in the Northeast, which resulted in a delayed start to normal summertime beverage consumption for all types of beverages, including iced coffee.  Consumer purchases have began to pick up recently as warmer summer weather has finally come to most of the country.

The Company expects dispenser placements and gross revenues to grow during the remainder of 2009 as it continues to execute the opportunities presented by its group of national and regional customers, including: 7-Eleven, Speedway-Super America, Sunoco, BP Products North America, Exxon-Mobil, Haagen-Dazs, Caribou Coffee, Compass Group, Premier Healthcare, Med-Assets Supply Chain System, US Department of Veterans Affairs, and Amerinet.

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

GROSS PROFIT MARGIN

Gross profit margin as a percentage of net sales for the quarter ended June 30, 2009 was 53.4% compared to 48.7% in the same quarter 2008. The 4.7 percentage point gain in gross profit margin was due primarily to realizing additional cost savings through reformulation of certain of its products and economies due to increase sales.  The Company expects its gross margins to continue to improve as its sales increase and it takes full advantage of the economies of scale.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended June 30, 2009, were $2,335,638 compared to $1,850,336 in the same quarter in 2008.  The increase of $485,302 or 26.2% was attributable to an increase in variable marketing and promotion expenses of $410,290, an increase of $100,680 for payroll and benefits, increased travel and entertainment expenses of $16,412 and decreased expenditures for tradeshow expenses, printing costs, and sales supplies of $42,080.    Sales and marketing expenses for the second quarter 2009 included non-cash amortization expense of $38,814.   If the variable marketing cost for commissions and marketing allowance are excluded,  fixed selling and marketing costs for the comparable quarters declined $19,528 compared to the year ago quarter.

The Company anticipates that sales and marketing costs for payroll and benefits for the remainder of 2009 will increase modestly and that future increased in expenses will primarily be related to certain variable promotion costs tied to execution against the Company’s national account programs.  Overall the Company expects sales and marketing expenses to decline as a percentage of sales in the coming quarters.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended June 30, 2009 were $2,329,310 compared to $1,981,421 in the same quarter in 2008. The increase of $347,889 or 17.6% was due to an increase in non-cash depreciation and amortization expense of $380,351, increased warehouse expenses and overall costs of $33,202, offset by decreased payroll, benefits, travel and entertainment, legal and accounting department expenses of $19,290 and decreased QA and R&D department expenses of $46,374.  In addition to the non-cash depreciation and amortization expense of $773,348, the general and administrative expenses included $262,837 of non-cash expense for deferred compensation in connection with its stock options and stock issuances.  If the non-cash expenses are removed, general and administrative expenses increased only $88,839 for the comparative quarters.

The Company anticipates that general and administrative expenses will change modestly, primarily in non-cash depreciation and amortization expenses during the remainder of 2009. General and administrative expenses will include a non-cash expense for deferred compensation of $97,875 for each quarter in 2009.

OTHER INCOME/EXPENSES

The Company recorded $3,789,968 in net other expense for the quarter ended June 30, 2009 compared to $1,643,948 in net other expense for the same quarter in 2008. The increase in other expense of $2,146,020 was primarily due to the increase in non-cash derivative income of $438,597 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt, and the recognition of  $1,433,862 of cancellation of debt income as a result of the discounted redemption of the Senior Convertible Debt, offset by a $3,157,850 increase in non-cash interest expense for debt discount amortization related to the same convertible debt, a $369,634 non-cash interest expense for debt discount amortization related to the new promissory notes issued in connection with its private debt offering, a $366,465 increase in interest expense, an increase on the loss of disposed assets of $52,930, a $40,670 reduction in other income and a $30,930 reduction of interest income.

NET LOSS

The net loss for the Company for the quarter ended June 30, 2009 was $4,693,882 compared to a net loss of $2,220,040 for the same quarter in 2008, a difference of $2,473,842. The difference is primarily due to the non-cash interest expense for the write-off of the remaining debt discount of $4,151,743 related to the redemption of its senior convertible debt offset by the $1,433,862 gain recognized for the discounted payoff of the same debt.  Other differences are the $505,369 increase in gross profit offset by a $438,597 reduction in non-cash derivative income due to liability accounting for warrants, a $380,351 increase in depreciation and amortization expense, a net $485,302 increase in sales and marketing expense, and a net $347,889 increase in other general and administrative expense.

SIX MONTHS ENDING JUNE 30, 2009 COMPARED TO SIX MONTHS ENDING JUNE 30, 2008. Can we put this first (before quarter discussion)?

The following is a comparative table of income statements for quarters ended June 30, 2009 and 2008.  Below is a discussion and analysis of the period-over-period changes.

	Six Months Ended		Change
	June 30,		6 Months
	2009	2008	2009-2008%

Net sales	$11,693,484	$10,571,351	$1,122,133	10.6%
Cost of sales	(5,614,834)	(5,836,752)	221,918	-3.8%
Gross profit	6,078,650	4,734,599	1,344,051	28.4%
	52.0%	44.8%	7.2%
Operating expenses:
Selling and marketing	(4,184,195)	(3,269,628)	(914,567)	28.0%
General and administrative	(4,612,618)	(3,716,040)	(896,578)	24.1%
Total operating expenses	(8,796,813)	(6,985,668)	(1,811,145)	25.9%

Loss from operations*	(2,718,163)	(2,251,069)	(467,094)	20.7%

Other income (expenses):
Interest income	16,726	102,604	(85,878)	-83.7%
Interest expense**	(6,490,643)	(2,777,843)	(3,712,800)	133.7%
Income from derivatives***	25,517	841,475	(815,958)	-97.0%
Other income	1,350,132	40,670	1,309,462	3219.7%
Gain/(loss) on disposal of assets	(66,922)	(13,441)	(53,481)	397.9%
Total other expense	(5,165,190)	(1,806,535)	(3,358,655)	185.9%

Net loss	$(7,883,353)	$(4,057,604)	$(3,825,749)	94.3%

*For the six months ended June 30, 2009, loss from operations includes non-cash option expense of $624,467 and depreciation and amortization expense of $1,600,640.

**For the six months ended June 30, 2009, interest expense of $6,490,643 includes non-cash accretion of debt discount on the Senior Convertible Debt of $4,887,392 and $445,539 in non-cash amortization for the Senior Subordinated Promissory Notes.  In addition, interest expense included accrued interest on its Senior Convertible Debt of $200,069 and on its Senior Subordinated Promissory Notes of $542,202.  Excluding the non-cash accretion and amortization of debt discount, the Company’s interest expense for the six months of 2009 was $1,157,712.

***For the three months ended June 30, 2009, expense from derivatives is a non-cash income related to change in Black-Scholes value of warrants to purchase shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.

REVENUES

For the six months ended June 30, 2009, the Company had gross revenues of $11,693,484, an increase of $1,122,133 or 10.6% over the same six months in 2008. The Company realized $10,691,852 or an increase of $2,232,342 or 26.4% in gross revenue from its hot and iced dispensed products.  This revenue growth was fueled by the Company’s record number of new hot and iced dispenser customer placements during the six months ending June 30, 2009.  During this period, the Company increased its number of dispenser customer placements by 1,521, giving it a total installed customer dispenser base of 11,605 dispensers.  On an annual basis, the Company anticipates average gross revenue of approximately $3,000 per dispenser.

The Company anticipates continued growth in its revenues in 2009 as it creates new distributor relationships and adds dispenser installations for its hot and iced coffee beverages at new foodservice locations. The Company has a growing list of national and regional customers, including: 7-Eleven, Speedway-Super America, Sunoco, BP Products North America, Exxon-Mobil, Haagen-Dazs, Mrs. Fields, Caribou Coffee, Compass Group, Premier Healthcare, Med-Assets Supply Chain System, US Department of Veterans Affairs, Amerinet, Gordon Foodservice, Shamrock Foods, Sysco, and US Foodservice.

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

GROSS PROFIT MARGIN

Gross profit margin for the first six months of 2009 compared to the first six months of 2008 improved 7.2 percentage points to 52.0% from 44.8%.  The 7.2 percentage point gain in gross profit margin was due primarily to realizing the cost savings from plant improvements and achieving cost savings from reaching certain economies of scale in shipping and purchases.  The Company anticipates it will maintain similar gross profit margins in future quarters.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the six months ended June 30, 2009, were $4,184,195 compared to $3,269,628 in the same six months in 2008.  The increase of $914,567 or 28% was, primarily, due to increased marketing allowances which are tied to sales and enable achievement of negotiated pricing at the Company’s national accounts.  More specifically, $791,820 of the increase was attributable to higher variable marketing allowances, $205,428 to additional payroll and benefits for new sales and customer service personnel, $8,970 to additional travel and entertainment expenses, offset by a decrease of $41,176 to increased tradeshow expenses, decreased promotional materials, printing and sales supplies costs of $37,623 and a decrease of $12,852 to product warranty expense.  If variable marketing allowances and commissions are removed, fixed sales and marketing expenses increased only $26,507 for comparative six month periods.

The Company anticipates that sales and marketing costs for the remainder of 2009 will increase modestly over the remainder of the year.  A portion of these expenses related to promotions and marketing allowances are variable and will increase in relation to sales.  Management expects that sales and marketing costs will decrease as a percentage of sales during the remainder of the year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended June 30, 2009 were $4,612,618 compared to $3,716,040 in the same six months in 2008. The increase of $896,578 or 24.1% was due to a $147,631 increase in payroll and benefits offset by an decrease in non-cash option expense of $98,793, an increase in depreciation expense of $877,656, an increase in rent of $24,343, an increase in expanded insurance premiums of $8,121, an increase personal property taxes of $122,537 and a net decrease in various other general and administrative expenses of $184,917.   If the non-cash expenses for depreciation, amortization and deferred stock compensation expense are removed, general and administrative expenses increased $76,438 for the comparative six month periods.

General and administrative expenses as a percentage of gross revenue for the six months ended June 30, 2009 was 39.45%, an increase of 4.29% when compared to the same period in 2008.  The increase was primarily the result of increases in non-cash depreciation and amortization expense.

The Company anticipates that general and administration expenses will increase moderately in the remainder of 2009. General and administrative expense will include non-cash expense for deferred compensation of $97,875 for each remaining quarter or $820,216 in the year 2009.

OTHER INCOME/EXPENSES

The Company recorded $5,165,190 net other expense for the six months ended June 30, 2009 compared to $1,806,535 in net other expense for the same six months in 2008. The increase of $3,358,655 or 185.9% is primarily due to the recognition of $1,350,132 in cancellation of debt income on the redemption of the Company’s Senior Convertible debt, reduced non-cash derivative income of $815,958 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt offset by increase non-cash amortization of debt discount related to the same convertible debt of $2,850,875.

The Company’s net other income/expense in the remainder of 2009 will include non-cash interest expense for accretion of the debt discount of $1,187,663 in connection with its $22.5 million Senior Subordinated Debt.

NET LOSS

The net loss for the Company for the six months ended June 30, 2009 was $7,883,353 compared to a net loss of $4,057,604 for the same six months in 2008, an increase of $3,825,749. The difference is primarily the result of the non-cash interest expense for the write-off of the remaining debt discount of $4,151,743 related to the redemption of its senior convertible debt offset by the $1,433,862 gain recognized for the discounted payoff of the same debt.  Other differences are reduced non-cash other derivative income of $815,915, decreased interest income of 85,878, increased other non-cash debt discount amortization as interest of $414,340 and a decrease in the loss from operations of $467,094. The decreased loss from operations was the primarily the result of the Company’s increase in sales and resulting increase in gross profit offset by an increase in variable sales and marketing expense and increased depreciation expense.  The net loss from operations included non-cash expense for options of $624,467, and depreciation and amortization expense of $1,528,292.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has over 11,000 dispensers serving its products in such locations as 7-Eleven, Compass/Foodbuy, Med Assets Supply Chain Systems, Consorta, Amerinet, Premier Healthcare and multiple other leading convenience stores, hotel, hospital, health care, and casino customers.  It anticipates that the current customer base on an annualized basis will generate sufficient annual gross revenues and cash flow to more than cover current operating expenses for the remainder of 2009 and beyond.

The Company has experienced net losses and negative cash flows from operations since inception through June 30, 2009; it has an accumulated deficit of $70.1 million and has consumed cash from operations and financing in excess of $38 million.  It has financed operations since inception primarily through capital contributions, related-party loans, debt and private-placements of its Common Stock and debt offerings. The Company anticipates that its current cash and cash equivalents, receivable financing, as well as expected cash flows from increased sales and gross profits in the remainder of 2009 will provide adequate capital to fund operations and required capital expenditures.

The Company used $4.5 million from cash and cash equivalents in operating activities in the six months ending June 30, 2009, versus $1.4 million in the same period in 2008.  Overall the Company added $4.4 million in unrestricted cash and cash equivalents in the first six months of 2009 versus utilizing $5.9 million during the same six months of 2008.  The decrease in use of cash was primarily due to the private placement and debt offerings offset by the purchases of dispensers, and processing and packaging equipment.  The Company expects to realize earnings before interest expense, taxes, depreciation and amortization during 2009 and future periods.

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

Revenue Recognition

Sales are recorded when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection ability is probable. It records sales net of returns and discounts, which are estimated at the time of shipment based upon historical data.  The Company generally does not receive and does not anticipate receiving any material amount of product returns.  Periodically, after requests in writing from a distributor/customer and after confirmation and approval of quantities, dates and amount of credit, the Company will grant a distributor a credit to be applied for out-of-code product.  Total credits issued in the first half of 2009 for out-of-code product were $144,768 or 1.0% of gross revenue.  The Company has a limited number of distributors that have negotiated payment terms with cash discounts for early payments, usually 2%.  In the first half of 2009, the cash discounts taken were $27,324 or 0.23% of gross revenue.

Stock-Based Compensation

The Company’s compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company cancelled employee options to purchase 5,000,000 shares of the Company’s common stock in June of 2009.  The Company reported non-cash compensation expense of $602,717 related to the cancelled stock options in the first half 2009.  In June of 2009, the Company issued 5,000,000 in forfeitable common stock to employees with market or performance conditions. The shares vest over a 5-year period with the first vesting in the third year.  The Company reported non-cash compensation expense of $21,750 related to the April 2009 stock grants in the first half 2009.

Derivative Income

In accordance with Emerging Issues Task Force (“EITF”) No. 00-19, the Company is required to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.  In the first half of 2009, the Company reported non-cash derivative expense of $25,517 in connection with the warrants issued in connection with its redeemed 2006 Senior Convertible debt.

 Fair Value of Financial Instruments

The Company adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company also analyzes all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of SFAS No. 166 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision to FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for Variable Interest Entities under FIN No. 46(R).  The adoption of the provisions of SFAS No. 166 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of the provisions of SFAS No.165 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS No. 157 as to non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these non-financial assets and liabilities. Our adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our financial position, results of operations or cash flows during the six months ended June 30, 2009. The Company does not expect the deferred portion of the adoption of SFAS No. 157 to have a material impact on the financial statements.

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

As of June 30, 2009, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $364,080 for the six months ended June 30, 2009 and 2008, respectively.

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

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Gross profit margins can be impacted by changes in the price of green coffee.  The Company enters into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery.   Depending on demand and the condition of the coffee markets, Javo will generally make commitments for one to nine months ahead; as of June 30, 2009, the Company had commitments for green coffee into the second quarter of 2009 for approximately $1,237,127.

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2009, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in timely fashion material information related to the Company required to be filed in this report.

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

31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on August 14, 2009.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /s/ Cody C. Ashwell
Cody C. Ashwell
Its:    Chairman and Chief Executive Officer

By: /s/ Richard A. Gartrell
Richard A. Gartrell
Its:    Chief Financial Officer