Form 10-Q
period 2009-09-30
JAVO BEVERAGE CO INC
filed 2009-11-09
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:

SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-26897

JAVO BEVERAGE COMPANY, INC.
(Name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	48-1264292 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 283,803,343 as of October 30, 2009.

JAVO BEVERAGE COMPANY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31,
	Unaudited	2008

ASSETS
Current assets:
Cash and cash equivalents	$506,240	$905,344
Restricted cash	140,000	4,777,000
Total cash, restricted cash and cash equivalents	646,240	5,682,344

Accounts receivable, less allowances	3,248,910	1,526,120
Inventory, net of reserve for obsolescence	1,193,326	785,713
Prepaid expenses	249,816	103,607
Total current assets	5,338,292	8,097,784

Property and equipment, net	11,894,705	11,365,253
Intangibles, net	2,270,134	761,979
Deposits	23,858	23,858

Total assets	$19,526,989	$20,248,874

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,369,349	$6,386,952
Accrued payroll and related benefits	259,066	250,369
Accrued short-term interest payable	656,333	259,629
Lines of credit	3,045,030	5,816,230
Warrants payable	18,801	56,771
Current portion of long-term debt and capital leases	465,859	5,128,747
Total current liabilities	7,814,438	17,898,698

Long-term debt and capital leases, net of current portion	22,746,016	10,577,674
Unamortized discount on long-term debt	(7,734,034)	(6,197,748)
Accrued long-term interest payable	9,607	15,504
Total liabilities	22,836,027	22,294,128
Commitments and contingencies	--	--
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,362,746 shares issued and outstanding as of September 30, 2009 and 2,147,952 as of December 31, 2008. 150,000 shares have been reserved for the Junior A Participating Preferred Stock.	2,363	2,148
Common stock, $0.001 par value, 300,000,000 shares authorized, 283,803,343 shares issued and outstanding as of September 30, 2009, 186,403,648 shares issued and outstanding as of December 31, 2008.	283,803	186,404
Additional paid in capital	72,818,423	62,595,575
Deferred compensation	(1,605,375)	(2,577,133)
Accumulated deficit	(74,808,252)	(62,252,248)
Total stockholders' deficit	(3,309,038)	(2,045,254)
Total liabilities and stockholders' deficit	$19,526,989	$20,248,874

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY,  INC.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$6,305,287	$5,659,906	$17,998,771	$16,231,257

Cost of sales	(2,840,968)	(3,365,333)	(8,455,802)	(9,202,085)
Gross profit	3,464,319	2,294,573	9,542,969	7,029,172

Operating expenses:
Selling and marketing	(2,356,316)	(2,096,371)	(6,540,510)	(5,365,999)
General and administrative	(2,408,888)	(2,602,931)	(7,021,506)	(6,318,972)

Total operating expenses	(4,765,204)	(4,699,302)	(13,562,016)	(11,684,971)

Loss from operations	(1,300,885)	(2,404,729)	(4,019,047)	(4,655,799)

Other income (expenses):
Interest income	1,223	32,487	17,949	135,092
Interest expense	(1,233,839)	(1,305,435)	(7,724,482)	(4,083,279)
Gain from derivatives	12,454	990,050	37,971	1,831,525
Other income	--	271	1,350,132	40,941
Gain/(loss) on disposal of assets	(3,661)	3,441	(70,584)	(10,000)

Total other expense	(1,223,823)	(279,186)	(6,389,014)	(2,085,721)

Net loss	$(2,524,708)	$(2,683,915)	$(10,408,061)	$(6,741,520)

Basic profit (loss) per share	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of shares outstanding, basic	283,803,342	160,461,880	253,048,184	158,018,075

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,408,061)	$(6,741,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	7,463,814	4,312,996
(Gain) on derivatives	(37,970)	(1,831,525)
Issuance of common stock for services	--	378,000
Deferred compensation	847,342	1,084,890
Provision for bad debt	37,500	44,162
Loss on disposal of assets	70,584	10,000
Changes in operating assets and liabilities:
Accounts receivable	(1,760,289)	(1,273,128)
Inventories	(407,613)	(394,811)
Prepaid expenses and other assets	(146,209)	(293,135)
Accounts payable and accrued expenses	413,078	4,065,778
Accrued payroll and related benefits	(491,303)	62,215
Accrued interest payable	1,373,428	783,139
Net cash (used in)/provided by operating activities	(3,045,700)	207,061
Cash flows from investing activities:
Change in restricted cash	4,637,000	(914,000)
Proceeds from disposal of equipment	16,393	4,026
Purchases of property and equipment	(2,879,919)	(5,754,665)
Net cash provided by/(used in) investing activities	1,773,474	(6,664,639)
Cash flows from financing activities:
Repayment on line-of-credit	(9,127,656)	(2,200,000)
Proceeds from line-of-credit borrowing	2,290,978	3,114,000
Factoring liability	774,548	--
Proceeds from long-term debt	19,760,000	--
Payment of loan fees related to long-term debt	(1,821,087)	--
Repayment of long term debt	(10,789,601)	(598,500)
Repayments under capital lease obligations	(214,060)	(122,484)
Net cash provided by financing activities	873,122	193,016
Net change in cash and cash equivalents	(399,104)	(6,264,562)
Cash and cash equivalents at beginning of period	905,344	6,636,908
Cash and cash equivalents at end of period	$506,240	$372,346

Non-cash investing and financing activities:
Issuance of preferred stock dividend	$2,147,943	$1,952,683
Issuance of common stock in exchange for debt	$8,584,988	$3,170,435
Issuance of common stock in exchange for interest due	$211,947	$895,139
Conversion of accounts payable to line of credit	$3,290,930	$--
Equipment from capital lease	$--	$137,392
Return of common stock to treasury	$--	$16
Supplemental cash flow information:
Cash paid for interest	$806,880	$234,676
Cash paid for income taxes	$7,075	$14,885

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2009 and the results of operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009, through the financial statements issue date of November 9, 2009.  All appropriate subsequent event disclosures have been made in the notes to our unaudited condensed financial statements.

Recent Accounting Pronouncements

The Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This guidance establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s condensed financial statements.

In June 2009, the Company adopted new accounting guidance on the accounting for transfers of financial assets.  The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the Company adopted new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on the accompanying condensed financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Recent Accounting Pronouncements (Continued)

In April 2009, the Company adopted new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. The new guidance was effective beginning in the second quarter of 2009. The impact of adopting this new guidance did not have a material effect on the Company’s results of operations or financial position.

In September 2009, the Company adopted new accounting guidance on derivatives and hedging, which changes the disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company has applied the provisions of this new guidance to its financial statement disclosures beginning in the third quarter of 2009.

In January 2009, the Company adopted new accounting guidance on consolidations and requires the presentation of a non-controlling interest (formerly known as minority interest) as equity in the consolidated balance sheet and separate from the parent’s equity. The new guidance also requires that the amount of net income attributable to the non-controlling interest be included in consolidated net income on the face of the income statement and that any dividends paid to non-controlling interests be reported as a financing activity in the statement of cash flows. This new guidance requires changes in the parent’s ownership interest in consolidated subsidiaries to be accounted for as equity transactions. This new guidance also includes expanded disclosure requirements regarding the interests of the parent and related non-controlling interests. Beginning January 1, 2009, the Company has applied the new guidance to its accounting for non-controlling interests and its financial statement disclosures. The provisions of the new guidance have been applied to all periods presented in the accompanying condensed consolidated financial statements.

In January 2009, the Company adopted new accounting guidance on business combinations. The new guidance retains the underlying concepts of previously issued accounting guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (formerly known as the purchase method of accounting), but this new guidance changes the method of applying the acquisition method in a number of significant aspects. Under the new guidance, acquisition costs are generally to be expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting guidance for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption of this new guidance as of January 1, 2009 did not have an effect on the accompanying condensed consolidated financial statements

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2.  ACCOUNTS RECEIVABLE

As of September 30, 2009 and December 31, 2008, the Company’s accounts receivable were:

	September 30, 2009	December 31, 2008
Accounts receivable	$3,302,950	$1,542,660
Allowance for doubtful accounts	(54,040)	(16,540)
	$3,248,910	$1,526,120

NOTE 3.  INVENTORY

Inventory consists of the following at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Raw materials	$1,074,822	$603,845
Finished goods	143,504	220,124
	1,218,326	823,969
Reserve for obsolescence	(25,000)	(38,256)
	$1,193,326	$785,713

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Production and other equipment	$16,524,866	$13,831,850
Leasehold improvements	472,229	472,229
Office equipment	312,119	302,602
Vehicles	46,897	46,897
Construction-in-process	20,100	--
Total cost	17,376,211	14,653,578
Less accumulated depreciation	(5,481,506)	(3,288,325)
	$11,894,705	$11,365,253

During the three months ended September 30, 2009 and 2008 depreciation expenses totaled $813,847 and $553,442, respectively.  For the nine months ended September 30, 2009 and 2008, depreciation expense totaled $2,263,932 and $1,191,282, respectively.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets include loan costs of $2,989,040, net of amortization of $1,254,038, or $1,735,002.  The loan costs related to the promissory note debt are being amortized over five or eight years depending on the life of the loan.  The loan costs related to promissory notes converted to preferred stock in 2006 were fully amortized at the time of the conversion.  The loan costs related to eight year promissory notes are being amortized over the eight year contract term.  The loan costs related to the 2008 factoring fee are being amortized over the three year contract term.  Amortization expense for these loans costs for the three months ended September 30, 2009 and 2008 was $60,709 and $1,188, respectively.  For the nine months ended September 30, 2009 and 2008 amortization expense for these loan costs was $114,579 and $4,521, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5.  INTANGIBLE ASSETS (CONTINUED)

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee that is being amortized based on the quantity of product sold over the term of the contract.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012. The Company recorded an amortization expense for the conversion fee for the three months ended September 30, 2009 and 2008 of $45,939 and $23,805, respectively.  The amortization expense for the conversion fee for the nine months ended September 30, 2009 and 2008 was $118,287 and $61,347, respectively.  The conversion fee net of the $365,015 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

In 2008, the Company entered into one year exclusivity period contracts with three regional convenience store chains.  The Company paid for the installation of 1,050 machines at a cost of $183,718.  The installation costs are being amortized over the exclusivity period.  For the three months ended September 30, 2009 and 2008, the amortization expense for these installation costs was $32,267 and $12,785, respectively.  For the nine months ended September 30, 2009 and 2008 the amortization expense for these installation costs was $80,065 and $54,153, respectively.  As of September 30, 2009, the Company has recorded $183,571 in accumulated amortization.

Intangible assets, net as of	September 30, 2009	December 31, 2008
Loan fees	$2,989,040	$1,167,954
Conversion fee	900,000	900,000
Installation costs	183,718	183,718
Accumulated amortization	4,072,758	2,251,672
Net intangibles	(1,802,624)	(1,489,693)
	$2,270,134	$761,979

Intangible amortization is projected as follows:	2009
October 2009 to September 2010	$425,909
October 2010 to September 2011	474,016
October 2011 to September 2012	355 932
October 2012 to September 2013	234,048
October 2013 to September 2014	234,048
Thereafter	546,181
$2,270,134

NOTE 6.  LINES OF CREDIT

In April 2009, the Company entered into financing arrangements with two of its equipment providers.  The initial terms of the arrangement provide for the Company to make 12 monthly payments and pay interest of 10% and 12% per annum on the outstanding balance.  As of September 30, 2009, the outstanding balances were $708,498 and $522,854.

In April 2009, the Company paid off its $4,777,000 working capital line of credit balance through Wells Fargo Bank, N.A.

In October 2008, the Company entered into a financing arrangement with a factoring company.  The initial terms of the new lending facility provide for the Company to receive advance funding of up to 75% on the balance of its receivables up to $6,000,000.  In September 2008, the Company paid a due diligence fee of $29,500 which is being amortized over the life of the contract, 36 months.  The Company pays a 0.465% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at three percent over prime. As of September 30, 2009, the rate was 6.25%, on the amount advanced by the factoring based on the days the receivables is outstanding.  In addition, the new factoring facility allows the Company, at its option, to receive as an advance an additional 25% of the eligible receivables.  This optional advance must be repaid over a 13 week period before it can be advanced again.  The Company pays a 0.5% draw down fee and interest of 0.467% per diem on the outstanding balance for the optional advance. The amount owed on the factoring line as of September 30, 2009 was $1,813,778.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 7.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Senior Convertible Debt

In April 2009, pursuant to a modification agreement to the Senior Convertible Debt agreement, the Company notified the Senior Convertible Debt holders that the Company intended to redeem the Senior Convertible Debt and related warrants using the proceeds from its private offering.  The Company’s Senior Convertible Debt was redeemed in April 2009 in accordance with the terms of a modification agreement.

The Company recorded interest expense in connection with its $21 million Senior Convertible Debt of $5,087,461 and $3,809,214 for the nine months ended September 30, 2009 and 2008, respectively.   The interest expense is made up of accrued interest on the convertible notes of $200,069 plus non-cash accretion of its debt discount of $4,887,392 for the nine months ended September 30, 2009 and accrued interest on the convertible notes of $830,023 plus non-cash accretion of its debt discount of $2,979,191 for the nine months ended September 30, 2008.

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

Of the $22.5 million invested in senior subordinate promissory notes, $12.0 million was received from a private equity firm. The private equity firm investor received an eight year promissory note for $12.0 million and 50,000,000 shares of the Company’s restricted common stock in accordance with its securities purchase agreement. In connection with the private debt offering, the Company also entered into a professional services agreement with a private equity firm.  Pursuant to the services agreement, the Company engaged the private equity firm to provide financial and management consulting services to the Company and paid $500,000 for consulting services provided by it to the Company prior to the closing of the funding.  Under the services agreement, in consideration of the consulting services to be provided by the private equity firm during the term of the agreement, the Company will pay the private equity firm an annual management fee of $100,000, which will be payable in quarterly installments.  The Services Agreement terminates by its terms on September 30, 2014.  The Company has capitalized the $500,000 consulting service fee as an intangible asset and will amortize it over the period of the loan.   The annual management fee will be expensed over the related period of the services.

The Company also agreed to appoint a representative of the private equity firm investor to the Company’s Board of Directors prior to the first meeting of the Board of Directors following the closing of the funding.  The Company has agreed to nominate the investor’s representative to serve on the Company’s Board of Directors so long as the investor continues to hold certain agreed amounts of outstanding shares and outstanding principal under the notes; but not beyond the tenth anniversary of the closing of the financing.   Mr. Scott Dickey was nominated and elected to the Company board of directors in September 2009.   Additional details are disclosed in the Form 8-K filed April 10, 2009.

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
SEPTEMBER 30, 2009

NOTE 7.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

In connection with the other $10.5 million investment in this private debt offering, the Company determined that the best accounting treatment of the 52.5 million shares of stock issued is to use the comparative value method to calculate the discounted fair value of the debt and amortize the discount over the maturity of the debt on an effective interest basis.  As of September 30, 2009, the Company had received $10.5 million in notes payable and recorded a debt discount of $4,232,424, which is being amortized as an additional non-cash interest expense over the eight-year period of the promissory notes at an effective compound interest rate of approximately 15.5%.

As a part of the $10.5 million raised, Company board members, Mssrs. Baker, Beard, Carlton and Hackett, invested at a total of $2,600,000 or $2.0 million, $100 thousand, $200 thousand and $300 thousand, respectively and received a promissory note for the amount of their investment plus five shares per dollar invested or for a total of 13,000,000 shares of the Company’s restricted common stock in the same ratio as other similar investors.

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

The Company recorded interest expense in connection with its Securities Purchase Agreements of $935,761 for the three months ended September 30, 2009.  The interest expense is made up of accrued interest on the notes of $564,699, plus non-cash amortization of its debt discount of $371,062.  For the nine months ended September 30, 2009 interest expense was $2,032,616 and is made up of accrued interest on the notes of $1,216,015, plus non-cash amortization of its debt discount of $816,601.

Long-term debt matures as follows:

October 2009 to September 2010	$465,859
October 2010 to September 2011	216,092
October 2011 to September 2012	2,279,924
October 2012 to September 2013	4,500,000
October 2013 to September 2014	4,500,000
Thereafter	11,250,000

Less current portion	465,859
$22,746,016

NOTE 8.  WARRANT LIABILITY AND OTHER DERIVATIVE INCOME

In April 2009, the Company retired 5,980,098 warrants from the Senior Convertible debt holders; 3,167,599 warrants with a $1.95 strike price and 2,812,499 warrants with a $2.24 strike price.

For the remaining 551,292 warrants, the September 30, 2009 value was determined to be $18,801.  This was determined using the Black-Scholes calculation of a 112.9% stock volatility, 805 days remaining to exercise, an interest rate of 1.00%, the strike prices and the quarter end closing stock price of $0.20.

The Company recorded non-cash other derivative gain of $37,970 and $1,831,525 for the nine months ended September 30, 2009 and 2008, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In January 2009, the Company issued 500,000 shares of the Company’s restricted common stock in connection with investments in its $22.5 million private debt offering.

In February 2009, the Company issued 6,800,000 shares of the Company’s restricted common stock in connection with its $22.5 million private debt offering.  As part of the shares issued, Mr. Carlton, a Company director, received 1,000,000 shares for an investment of $200,000 in the private debt offering.

In March 2009, the Company issued 19,843,750 shares of the Company’s restricted common stock in connection with its $22.5 million private debt offering.  As part of the shares issued, Mr. Beard, a Company director, received 500,000 shares for an investment of $100,000 in the private debt offering.

In April 2009, the Company issued 59,156,250 shares of the Company’s restricted common stock in connection with its $22.5 million private debt offering.  As part of the April 2009 issuance one investor received a total of 50,000,000 shares of the Company’s restricted common stock.

In June 2009, the Company issued 5,000,000 shares of forfeitable restricted common stock as compensation to its four executive officers and a senior employee as part of a periodic review of executive and key employee compensation and retention.  The Company recorded a non-cash deferred compensation expense of $1,350,000 or $0.27 per share.  The deferred compensation is being amortized as a non-cash compensation expense over the five year vesting period for the shares.  The forfeitable shares vest 60% in June 2012, 20% in June 2013 and 20% in June 2014.  The Company recorded a non-cash compensation expense of $119,625 as of September 2009.

STOCK OPTION CANCELATIONS

In June 2009, stock options issued to four executives and to a senior employee for the purchase of 5,000,000 shares of the Company’s registered common stock were cancelled.   See Form 8K filed June 16, 2009 for further details.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10.  FAIR VALUE MEASUREMENTS

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value September 30, 2009	Fair Value Measurements September 30, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Promissory notes	$22,500,000	$--	$--	$14,768,990
Warrants	$18,801	$--	$--	18,801

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes and Warrants, which are both Level 3 liabilities as of September 30, 2009:

	Promissory Notes	Warrants
Balance at December 31, 2008	$2,591,028	$56,771
Income from change of indexed stock price	--	(37,970)
Issuance of notes with debt premium	12,549,024	--
Accretion of debt premium	(371,062)	--
Balance September 30, 2009	$14,768,990	$18,801

The Company determined the value of its promissory notes based on a discount from the face value for the interest rate and delayed payment terms in addition to other facts and circumstances at the end of September 2009.

The Company carries the warrant on its balance sheet as a liability at fair value determined by using the Black Scholes valuation model.   As of September 30, 2009, the factors used in the valuation of the warrants was the Company’s stock price of $0.20, interest rate of 1.00%, 805 days remaining and volatility percentage of  112.9%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 11.  RELATED PARTY TRANSACTIONS

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

As of September 30, 2009, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $182,040 for the three months ended September 30, 2009 and 2008, respectively and of $546,120, for the nine months ended September 30, 2009 and 2008, respectively.   Presented below are the Condensed Balance Sheets as of September 30, 2009 and December 31, 2008, and the Statements of Operations for the nine and twelve month periods ended September 30, 2009 and December 31, 2008, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$764	$704
Accounts receivable	344,080	253,326
Total current assets	344,844	254,030
Property and equipment, net	703,941	1,041,210
Total assets	$1,048,785	$1,295,240

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,137	$52,284
Long-term debt	406,622	806,610
Total liabilities	430,759	858,894
Member Equity	618,026	436,346
Total liabilities and member equity	$1,048,785	$1,295,240

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 11.  RELATED PARTY TRANSACTIONS (CONTINUED)

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months Ended	Twelve Months Ended
	September 30, 2009	December 31, 2008
Rental Income	$548,442	$728,160
Operating expenses
General and administrative	(346,982)	(443,302)
Total operating expenses	(346,982)	(443,302)
Income from operations	201,460	284,858
Other income (expenses)
Interest expense	(19,780)	(69,031)
Net Income	$181,680	$215,827

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

In June 2009, four executives and a senior employee were issued a total 5,000,000 shares of forfeitable restricted common stock which vests 60% in June 2012, 20% in June 2013 and 20% in June 2014.  These issuances were approved by the compensation committee and members of its board of directors and disclosed in an 8K filing dated June 16, 2009.

In July 2009, the Company paid $500,000 in bonuses to four key executives.  The retention payments were the result of several meetings in which the key executive salary histories and compensation at comparable companies were reviewed by the compensation committee of the Company’s board of directors.  As disclosed in an 8K filing dated June 16, 2009, the payments were recommended and approved by the compensation committee and authorized and approved by the Company’s board of directors.   The retention bonuses vest in equal parts over the period July 2009 through June 2010, if the executive remains with the Company.  The retention bonus will be amortized straight-line over the vesting period.  The Company recorded a non-cash compensation expense of $125,000 as of September 2009.

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

The following is a comparative table of income statements for quarters ended September 30, 2009 and 2008.  Below is a discussion and analysis of the period-over-period changes.

	Three Months Ended		Change
	September 30,		3 Months
	2009	2008	$	%
Net sales	$6,305,287	$5,659,906	$645,381	11.4%
Cost of sales	(2,840,968)	(3,365,333)	524,365	-15.6%
Gross profit	3,464,319	2,294,573	1,169,746	51.0%

Operating expenses:
Selling and marketing	(2,356,316)	(2,096,371)	(259,945)	12.4%
General and administrative	(2,408,888)	(2,602,931)	194,043	-7.5%
Total operating expenses	(4,765,204)	(4,699,302)	(65,902)	1.4%

Loss from operations*	(1,300,885)	(2,404,729)	1,103,844	-45.9%

Other income (expenses):
Interest income	1,223	32,487	(31,264)	-96.2%
Interest expense**	(1,233,839)	(1,305,436)	71,597	-5.5%
Gain from derivatives***	12,454	990,050	(977,596)	-98.7%
Other income	--	271	(271)	-100.0%
Gain/(loss) on disposal of assets	(3,661)	3,441	(7,102)	-206.4%
Total other expense	(1,223,823)	(279,187)	(944,636)	338.4%

Net loss	$(2,524,708)	$(2,683,916)	$159,208	-5.9%

*For the three months ended September 30, 2009, general and administrative expenses includes non-cash option expense of $97,875, non-cash compensation expense of $125,000 and non-cash depreciation and amortization expense of $815,715 for a total of non-cash charges of $1,038,590.

**For the three months ended September 30, 2009, interest expense of $1,233,839 includes non-cash amortization for the Senior Subordinated Promissory Notes of $371,062.  In addition, interest expense included accrued interest on its Senior Subordinated Promissory Notes of $564,699.  Excluding the non-cash amortization of debt discount, the Company’s interest expense for the third quarter 2009 was $862,777.

***For the three months ended September 30, 2009, gain from derivatives is non-cash income related to change in Black-Scholes value of warrants to purchase shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.

REVENUES (NET SALES)

For the third quarter ended September 30, 2009, the Company had net sales of $6,305,287, an increase of $645,381 or 11.4% over the same quarter in 2008. The Company realized sales for its dispensed bag-in-box beverages of $6,035,351.  This was an increase of $1,742,678 or 40.6% over the same three month period last year.  The Company has had 12 consecutive quarters of year-over-year net sales growth in dispensed bag-in-box beverage.  This growth has been fueled by an increase in its number of coffee and tea dispenser placements with customers.  During the third quarter, the Company increased dispenser placements by 557, giving it a total customer dispenser base of 12,162 dispensers at hospitals, long term care facilities, universities, hotels, casinos, convenience stores and other foodservice facilities across the United States.

The Company expects dispenser placements and net sales to grow during the remainder of 2009 as it continues to execute the opportunities presented by its group of national and regional customers, including: 7-Eleven, Speedway-Super America, Sunoco, Travel Centers of America, BP Products North America, Exxon-Mobil, Compass Group, Premier Healthcare, Med-Assets Supply Chain System, US Department of Veterans Affairs, and Amerinet.

The Company’s revenue from bulk ingredients and packaged coffee and tea mixes, which do not utilize dispensing equipment, was $450,575, representing a decline of $919,023 or 66.8% compared to the same quarter in the prior year.  These product categories are utilized by customers to manufacture premium retail consumer products and make premium beverages in coffee shops.

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

GROSS PROFIT MARGIN

Gross profit margin as a percentage of net sales for the quarter ended September 30, 2009 was 54.9% compared to 40.5% in the same quarter 2008. The 14.4 percentage point gain in gross profit margin was due primarily to realizing cost savings through integration of key manufacturing operations, reformulation of certain of its products and economies derived from higher sales.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended September 30, 2009, were $2,356,316 compared to $2,096,371 in the same quarter in 2008.  The increase of $259,945 or 12.4% was attributable to an increase in variable marketing and promotion expenses of $377,135, an increase of $44,424 for payroll and benefits, decreased travel and entertainment expenses of $80,616 and decreased expenditures for tradeshow expenses, printing costs, and sales supplies of $80,998.    Sales and marketing expenses for the second quarter 2009 included non-cash amortization expense of $45,939.   If the variable marketing cost for commissions and marketing allowance are excluded,  fixed selling and marketing costs for the comparable quarters declined $355,873 compared to the year ago quarter.

The Company anticipates that sales and marketing costs for payroll and benefits for the remainder of 2009 will increase modestly and that future increases in expenses will primarily be related to certain variable promotion costs tied to execution against the Company’s national account programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended September 30, 2009 were $2,408,888 compared to $2,602,931 in the same quarter in 2008. The decrease of $194,043 or 7.5% was due to an increase in non-cash depreciation and amortization expense of $220,905, increased warehouse expenses and overall costs of $18,802, offset by decreased  payroll, benefits, travel and entertainment, lower legal and accounting department expenses of $421,240, decreased QA and R&D department expenses of $12,510.  In addition to the non-cash depreciation and amortization expense of $220,905, the general and administrative expenses included $222,875 of non-cash expense for deferred compensation in connection with its stock options and stock issuances.  If the non-cash expenses are removed, general and administrative expenses decreased $249,737 compared to the year ago quarter.

The Company anticipates that general and administrative expenses will increase moderately, primarily in non-cash depreciation and amortization expenses during the remainder of 2009. General and administrative expenses will include a non-cash expense for deferred compensation of $97,875 for the fourth quarter of 2009.

OTHER INCOME/EXPENSES

The Company recorded $1,223,823 in net other expense for the quarter ended September 30, 2009 compared to $279,187 in net other expense for the same quarter in 2008. The increase in other expense of $944,636 was primarily due to the decrease in non-cash derivative gain of $977,596 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt.

The Company’s net other income/expense in the remainder of 2009 will include non-cash interest expense for accretion of the debt discount of $1,187,663 in connection with its $22.5 million Senior Subordinated Debt.

NET LOSS

The net loss for the Company for the quarter ended September 30, 2009 was $2,524,708 compared to a net loss of $2,683,916 for the same quarter in 2008, a difference of $159,208. The difference is primarily due to the $1,169,746 increase in gross profit and a net $194,043 decrease in other general and administrative expense offset by a $977,596 reduction in non-cash derivative income due to liability accounting for warrants, a $380,351 increase in depreciation and amortization expense, and a net $259,945 increase in sales and marketing expense.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008.

The following is a comparative table of income statements for the nine months ended September 30, 2009 and 2008. Below is a discussion and analysis of the period-over-period changes.

	Nine Months Ended		Change
	September 30,		9 Months
	2009	2008	$	%
Net sales	$17,998,771	$16,231,257	$1,767,514	10.9%
Cost of sales	(8,455,802)	(9,202,085)	746,283	-8.1%
Gross profit	9,542,969	7,029,172	2,513,797	35.8%

Operating expenses:
Selling and marketing	(6,540,510)	(5,365,999)	(1,174,511)	21.9%
General and administrative	(7,021,506)	(6,318,972)	(702,534)	11.1%
Total operating expenses	(13,562,016)	(11,684,971)	(1,877,045)	16.1%

Loss from operations*	(4,019,047)	(4,655,799)	636,752	-13.7%
Other income (expenses):
Interest income	17,949	135,092	(117,143)	-86.7%
Interest expense**	(7,724,482)	(4,083,279)	(3,641,203)	89.2%
Gain from derivatives***	37,971	1,831,525	(1,793,554)	-97.9%
Other income	1,350,132	40,941	1,309,191	N/A
Gain/(loss) on disposal of assets	(70,584)	(10,000)	(60,584)	605.8%
Total other expense	(6,389,014)	(2,085,721)	(4,303,293)	206.3%

Net loss	$(10,408,061)	$(6,741,520)	$(3,666,541)	54.4%

*For the nine months ended September 30, 2009, loss from operations includes non-cash option and stock compensation expense of $847,342 and depreciation and amortization expense of $2,343,997.

**For the nine months ended September 30, 2009, interest expense of $7,724,482 includes non-cash accretion of debt discount on the Senior Convertible Debt of $4,887,392 and $816,601 in non-cash amortization for the Senior Subordinated Promissory Notes.  In addition, interest expense included accrued interest on its Senior Convertible Debt of $200,069 and on its Senior Subordinated Promissory Notes of $1,216,015.  Excluding the non-cash accretion and amortization of debt discount, the Company’s interest expense for the nine months of 2009 was $2,020,489.

***For the nine months ended September 30, 2009, gain from derivatives is non-cash income related to change in Black-Scholes value of warrants to purchase shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.

REVENUES (NET SALES)

For the nine months ended September 30, 2009, the Company had net sales of $17,998,771, an increase of $1,767,514 or 10.9% over the same nine months in 2008. The Company realized $16,727,203 or an increase of $3,975,020 or 31.2% in net sales from its hot and iced dispensed products.  This sales growth was fueled by the Company’s reaching a record number of hot and iced dispenser customer placements.  Since September 30, 2008, the Company increased its number of dispenser customer placements by 2,817 and 2,078 for the first nine month of 2009, giving it a total installed customer dispenser base of 12,162 dispensers.

The Company anticipates continued growth in its revenues in 2009 as it creates new distributor relationships and adds dispenser installations for its hot and iced coffee beverages at new foodservice locations. The Company has a growing list of national and regional customers, including: 7-Eleven, Speedway-Super America, Sunoco, BP Products North America, Exxon-Mobil, Travel Centers of America, Mrs. Fields, Compass Group, Premier Healthcare, Med-Assets Supply Chain System, US Department of Veterans Affairs, Amerinet, Gordon Foodservice, Shamrock Foods, Sysco, and US Foodservice.

Company revenue from bulk ingredient and packaged coffee and tea mixes, which do not utilize dispensing equipment, was $1,447,093 for the nine month period, a decrease of $1,912,632 or 56.9% versus the same period during the prior year.  These product categories are utilized by customers to manufacture premium retail consumer products and make premium beverages in coffee shops.

The Company’s sales force is in active discussions with potential new chain customers and group purchasing organizations controlling beverage decisions at a significant number of the approximately 2.5 million coffee and tea serving locations in the United States and believes that prospects for future placements have only improved as the popularity of specialty hot and iced coffee and tea beverages has grown over the last year.

GROSS PROFIT MARGIN

Gross profit margin for the first nine months of 2009 compared to the first nine months of 2008 improved 9.7 percentage points to 53.0% from 43.3%.  The 9.7 percentage point gain in gross profit margin was due primarily to realizing the cost savings from plant improvements, the re-formulation of certain products and related cost savings gained at new higher sales levels.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the nine months ended September 30, 2009, were $6,540,510 compared to $5,365,999 in the same nine months in 2008.  The increase of $1,174,511 or 21.9% was, primarily, due to increased marketing allowances which are tied to sales and enable achievement of negotiated pricing at the Company’s national accounts.  More specifically, $1,156,104 of the increase was attributable to higher variable marketing allowances, $249,852 to additional payroll and benefits for new sales and customer service personnel, offset by a decrease of $71,647 for travel and entertainment expenses, and a decrease of $159,798 for tradeshow expenses. If variable marketing allowances and commissions are removed, fixed sales and marketing expenses declined by $352,766 for comparative nine month periods.

The Company anticipates that sales and marketing costs for payroll and benefits for the remainder of 2009 will increase modestly and that future increases in expenses will primarily be related to certain variable promotion costs tied to execution against the Company’s national account programs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2009 were $7,021,506 compared to $6,318,972 in the same nine months in 2008. The increase of $702,534 or 11.1% was due to a $241,252 increase in payroll and benefits, an increase in depreciation and amortization expense of $1,098,562, an increase in rent of $29,920, an increase in expanded insurance premiums of $15,891, an increase personal property taxes of $143,537 offset by a decrease in non-cash option expense of $237,548, and a net decrease in various other general and administrative expenses of $589,080.   If the non-cash expenses for depreciation, amortization and deferred stock compensation expense are removed, general and administrative expenses decreased $702,534 for the comparative nine month periods.

General and administrative expenses as a percentage of gross revenue for the nine months ended September 30, 2009 were 39.0%, an increase of 0.1% when compared to the same period in 2008.  The increase was primarily the result of increases in non-cash depreciation and amortization expense.

The Company anticipates that general and administration expenses will increase moderately in the remainder of 2009. General and administrative expense will include non-cash expense for deferred compensation of $97,875 for the fourth quarter or $820,216 in the year 2009.

OTHER INCOME/EXPENSES

The Company recorded $6,389,014 net other expense for the nine months ended September 30, 2009 compared to $2,085,721 in net other expense for the same nine months in 2008. The increase of $4,303,293 or 206.3% is primarily due to the recognition of $1,350,132 in cancellation of debt income on the redemption of the Company’s Senior Convertible debt, reduced non-cash derivative gain of $1,793,554 reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt offset by increase in interest expense of $3,641,203.  The increase in interest expense included non-cash amortization of debt discount related to the same convertible debt of $2,850,875.

The Company’s net other income/expense in the remainder of 2009 will include non-cash interest expense for accretion of the debt discount of $1,187,663 in connection with its $22.5 million Senior Subordinated Debt.

NET LOSS

The net loss for the Company for the nine months ended September 30, 2009 was $10,408,061 compared to a net loss of $6,741,520 for the same nine months in 2008, an increase of $3,666,541. The difference is primarily the result of the non-cash interest expense for the write-off of the remaining debt discount of $4,151,743 related to the redemption of its senior convertible debt offset by the $1,433,862 gain recognized for the discounted payoff of the same debt.  Other differences are reduced non-cash other derivative income of $1,793,554, decreased interest income of $117,143, increased other non-cash debt discount amortization as interest of $3,641,203 and a decrease in the loss from operations of $636,752. The decreased loss from operations was the primarily the result of the Company’s increase in sales and resulting increase in gross profit offset by an increase in variable sales and marketing expense and increased depreciation expense.  The net loss from operations included non-cash expense for options of $847,342, and depreciation and amortization expense of $2,343,997.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has 12,162 dispensers serving its products in such locations as 7-Eleven, Compass/Foodbuy, Med Assets Supply Chain Systems, Consorta, Amerinet, Premier Healthcare and multiple other leading convenience stores, hotel, hospital, health care, and casino customers.  It expects that the current customer base on an annualized basis will generate sufficient annual gross revenues and cash flow to cover current operating expenses for the remainder of 2009 and beyond.

The Company has experienced net losses and negative cash flows from operations since inception through September 30, 2009; it has an accumulated deficit of $74.8 million and has consumed cash from operations and financing in excess of $38.5 million.  It has financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings and net sales. The Company anticipates that its current cash and cash equivalents, receivable financing, vendor financing as well as expected cash flows from increased sales and gross profits in the remainder of 2009 will provide adequate capital to fund operations and required capital expenditures over the next year.

The Company used $3.0 million from cash and cash equivalents in operating activities in the nine months ending September 30, 2009, versus providing $207 thousand in the same period in 2008.  The increase in cash used during 2009 is related primarily to the increases in receivables and inventory of $2.2 million, prepaid expense of $150 thousand and funding operation of $800 thousand.

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

Revenue Recognition

Sales are recorded when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection ability is probable. It records sales net of returns and discounts, which are estimated at the time of shipment based upon historical data.  The Company generally does not receive and does not anticipate receiving any material amount of product returns.  Periodically, after requests in writing from a distributor/customer and after confirmation and approval of quantities, dates and amount of credit, the Company will grant a distributor a credit to be applied for out-of-code product.  Total credits issued in the first nine months of 2009 for out-of-code product were $211,161 or 1.17% of gross revenue.  The Company has a limited number of distributors that have negotiated payment terms with cash discounts for early payments, usually 2%.  In the first nine months of 2009, the cash discounts taken were $229,919 or 1.28% of gross revenue.

Stock-Based Compensation

The Company’s compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company cancelled employee options to purchase 5,000,000 shares of the Company’s common stock in June of 2009.  The Company reported non-cash compensation expense of $602,717 related to the cancelled stock options in the first half 2009.  In June of 2009, the Company issued 5,000,000 in forfeitable common stock to employees with market or performance conditions. The shares vest over a 5-year period with the first vesting in the third year.  The Company reported non-cash compensation expense of $119,625 as of September 30, 2009.

Derivative Gain

In accordance with generally accepted accounting principles, the Company is required to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative gain (if the value of the warrants decreases) or as non-cash derivative loss (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.  In the first nine months of 2009, the Company reported non-cash derivative income of $37,970 in connection with the warrants issued in connection with its redeemed 2006 Senior Convertible debt.

Fair Value of Financial Instruments

The Company adopted the new accounting guidance on fair value measurements on January 1, 2009.  General accepted accounting principles defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company also analyzes all financial instruments with features of both liabilities and equity under accounting guidance principles for accounting for certain financial instruments with characteristics of both liabilities and equity,  accounting for derivative instruments and hedging activities for derivative financial instruments indexed to, and potentially settled in, a Company’s Own Stock.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This guidance establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s condensed financial statements.

In June 2009, the Company adopted new accounting guidance on the accounting for transfers of financial assets.  The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the Company adopted new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on the accompanying condensed financial statements.

In April 2009, the Company adopted new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. The new guidance was effective beginning in the second quarter of 2009. The impact of adopting this new guidance did not have a material effect on the Company’s results of operations or financial position.

In September 2009, the Company adopted new accounting guidance on derivatives and hedging, which changes the disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company has applied the provisions of this new guidance to its financial statement disclosures beginning in the third quarter of 2009.

In January 2009, the Company adopted new accounting guidance on consolidations and requires the presentation of a non-controlling interest (formerly known as minority interest) as equity in the consolidated balance sheet and separate from the parent’s equity. The new guidance also requires that the amount of net income attributable to the non-controlling interest be included in consolidated net income on the face of the income statement and that any dividends paid to non-controlling interests be reported as a financing activity in the statement of cash flows. This new guidance requires changes in the parent’s ownership interest in consolidated subsidiaries to be accounted for as equity transactions. This new guidance also includes expanded disclosure requirements regarding the interests of the parent and related non-controlling interests. Beginning January 1, 2009, the Company has applied the new guidance to its accounting for non-controlling interests and its financial statement disclosures. The provisions of the new guidance have been applied to all periods presented in the accompanying condensed consolidated financial statements.

In January 2009, the Company adopted new accounting guidance on business combinations. The new guidance retains the underlying concepts of previously issued accounting guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (formerly known as the purchase method of accounting), but this new guidance changes the method of applying the acquisition method in a number of significant aspects. Under the new guidance, acquisition costs are generally to be expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting guidance for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption of this new guidance as of January 1, 2009 did not have an effect on the accompanying condensed consolidated financial statements.

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

As of September 30, 2009, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $546,120 for the nine months ended September 30, 2009 and 2008, respectively.

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

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Gross profit margins can be impacted by changes in the price of green coffee.  The Company enters into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery.   Depending on demand and the condition of the coffee markets, Javo will generally make commitments for one to nine months ahead; as of September 30, 2009, the Company had commitments for green coffee into the third quarter of 2009 for approximately $1,385,000.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2009, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in timely fashion material information related to the Company required to be filed in this report.

Changes in Internal Contol over Financial Reporting

There have been no changes in the internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATON

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

31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on November 9, 2009.

Javo Beverage Company, Inc., a Delaware corporation

Dated: November 9, 2009	By:	/s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

Dated: November 9, 2009	By:	/s/ Richard A. Gartrell
Richard A. Gartrell
Its: Chief Financial Officer