Form 10-K
period 2009-12-31
JAVO BEVERAGE CO INC
filed 2010-03-17
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended:

DECEMBER 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $97,732,925 based on the last reported sale price of the Company’s Common Stock as of that date, as reported on the Over-the-Counter Bulletin Board quotation system.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 298,803,342 as of March 13, 2010.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the issuer's Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

PART I
ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission (the "SEC”). These statements use words such as "believes," "expects," "intends," "plans," "may," "will," "should," "anticipates," and other similar expressions. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. We cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. We do not undertake to revise these statements to reflect subsequent developments.

CORPORATE HISTORY

Javo® Beverage Company, Inc. (the "Company" or "Javo") was originally incorporated in the state of Washington as North West Converters, Inc. on February 9, 1987. In June of 1999, the Company changed its name to La Jolla Fresh Squeezed Coffee Co., Inc. and the Company then acquired the assets of Stephen's Coffee, Inc. and merged with Stephen's Coffee Holding, Inc. On February 22, 2000, the Company acquired all the outstanding shares of Sorisole Acquisition Corp. to become successor issuer to Sorisole pursuant to Rule 12g-3 of the Securities Exchange Act of 1934 and subject to the reporting requirements of the Securities & Exchange Commission. On June 21, 2002, the Company reincorporated from the state of Washington to the state of Delaware and simultaneously changed its name from La Jolla Fresh Squeezed Coffee Company, Inc. to Javo Beverage Company, Inc.  In September 2008, Sorisole was dissolved.  On September 24, 2008, the Company incorporated a wholly owned subsidiary Javo Dispenser, Inc. in the state of Delaware.  Javo Dispenser, Inc. has not been capitalized and had no business activity in 2009.

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

Over the last ten years, consumers have become accustomed to drinking premium coffees and teas that they discovered in specialty coffee shops.  Restaurants and food service institutions wishing to cater to these same consumers are learning that they must offer and serve a broader, more sophisticated beverage menu.  Specialty coffee and tea beverages are operationally challenging due to their long preparation times, short shelf lives and high amounts of waste.  Today food service operators are searching for turnkey beverage solutions that fit their current operating system while meeting the increasingly higher quality standards of coffee shop style beverages.  The Company’s specialty coffee and tea programs and business model benefit from this market trend because they give foodservice operators a familiar and operationally efficient dispensing platform from which to serve and profit from these new beverages.

The Company has a growing list of national and regional customers, including many of the industry’s leading convenience store chains, contract foodservice operators and chain restaurants.  Javo’s products reach these customers through a national network of broadline and specialty distributors including Gordon Foodservice, Shamrock Foods, Performance Food Group, McLane Foodservice, EBY Brown, Sysco Food, and US Foodservice.

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

The Company addresses the needs of high-volume food service operators such as hospitals, casinos, hotels, sports parks, universities, military bases and caterers who are challenged to serve consistent, high quality coffees and teas, with a variety of beverage concentrates that may be conveniently dispensed “on-demand” from equipment similar to fountain juice and soda machines.   Javo coffee concentrates arrive to the operator in refrigerated bag-in-box packages ready for loading into dispensers that once installed, create recurring revenue for Javo.  Javo’s hot coffee program offers nine proprietary varieties with a concentration level as strong as 45 parts water to 1 part coffee extract including: Fair Trade Organic French Roast, 100% Colombian and House Blend in both regular and decaffeinated varieties.

Javo was an early innovator and is now a leading supplier of iced coffees and lattes that may be dispensed from cold drink concentrate dispensers. The Company’s iced coffee has been aggressively adopted within the U.S. convenience store industry, which has more than 140,000 retailing sites.  Many of the largest regional and national chains now feature Javo’s dispensed program at some or all of their stores.  The Company’s specialty iced coffee product line offers ten unique flavors with concentration levels as high as 7 to 1.  The most popular selections in this product line include Mocha Latte, French Vanilla Latte, Caramel Latte, Hazelnut Iced Coffee and 100% Colombian Iced Coffee.

Javo has negotiated and contracted for a preferred position relative to other on-demand coffee competitors.  Typically, the customer is obligated to purchase products from Javo either exclusively or on a restricted basis for a period of time, usually 2-5 years, a sufficient for Javo to earn a satisfactory return on its dispensing equipment.

For other food service operators and specialty coffee shops that have expanded their beverage menus to serve increasingly popular specialty iced coffee and tea flavored beverages, Javo offers a line of packaged beverage syrups and flavors that quickly and easily prepare complex, value added drinks without the requirement of expensive brewing equipment or highly trained staff.  Varieties offered include:  Mocha Latte, French Vanilla Latte, Lemonade Green Tea and Vanilla Black Tea, all for specialty blended beverages.

The Company enables food and beverage suppliers to the retail industry to better align their coffee and tea flavored products to the elevated quality standards of today’s consumer by supplying bulk flavor systems for institutional customers.  Javo’s bulk packaged coffee and tea flavors are ideal for these applications since they are freshly brewed, all natural, and highly concentrated.  The Company’s proprietary brewing process uses only water and avoids the punishing heat of other extraction methods that can de-stabilize the flavor system prior to its use in packaged drink, ice cream, yogurt, or confectionary applications.

The Company continually enhances its lineup of dispensed specialty beverages with the introduction of new product lines and flavor extensions to existing programs.  The Company’s hot on-demand coffee portfolio has been enhanced by the introduction of the first-ever dispensed coffee certified as both fair trade and organic, as well as the first on-demand coffee certified by the Rainforest Alliance®.  In 2009, Javo’s varieties of iced coffees grew to include: Hazelnut Latte, Mocha Mint and Pumpkin Spice Latte.  Also in 2009, the Company continued to penetrate the large and growing iced tea market with its line of six specialty tea blends that feature fresh brewed tea in a bag-in-box format capable of being dispensed from cold drink concentrate equipment.

DISTRIBUTION

The Company distributes its products through multiple, well established food distribution methods.  Javo's dispensed on-demand coffee and tea beverages utilize broad line food service distributors that supply a complete range of food, beverage, and consumables to food service operators.  The Company continues to expand the number of national and regional distributors established to deliver its beverage concentrates to restaurants in the United States and its products are currently stocked at distribution centers operated by Sysco Foods, US Foodservice, Gordon Foods, Shamrock Foods, McLane, Core-mark, EBY Brown, Dawn Foods and other broad line and specialty distributors.  These distributors purchase Javo’s products, manage inventories, process orders and deliver products as needed by the Company’s food service customers.  In the case of chain restaurant operators, designated captive distribution providers operate in a similar fashion.  Javo’s distributors deliver its bag-in-box products to the end user, typically a hospital, casino, hotel or convenience store, when regular orders are placed for other restaurant supplies.  The end user places the product into a dispenser usually supplied by Javo and serves fresh hot and/or iced coffee to their customers, employees and/or patients.  Javo supplies its industrial flavor systems to its food and beverage manufacturing customers by shipping bulk extracts directly to the food processing location.

SALES AND SERVICE ORGANIZATIONS

Javo employs a direct national sales force to communicate and demonstrate its product value propositions to restaurants, convenience stores, healthcare and other institutional food service operators and food distributors.  The Company directed a major expansion of its sales capabilities in 2007 and 2008 to better compete for national coffee and tea contracts.   As a result the Company added a number of important national and regional food purchasing organizations, convenience store chains and governmental agencies to its customer group.  In many cases, Javo receives sales assistance from its distributors, equipment suppliers and partner brands in initiating sales efforts.

Javo’s service organization manages all aspects of its equipment program, including: installations, asset tracking, emergency service and preventive maintenance.  To supplement its capabilities, Javo frequently employs contract service partners who have been trained and certified by the Company to install and service its dispensing equipment.

COMPETITION

Javo has several significant direct competitors for its dispensed hot coffee business offering in the United States, the largest being Douwe Egberts® Coffee Systems, a brand of Sara Lee Corporation.   Most competitors offer either frozen products (in order to overcome extract shelf-life and stability limitations) or ambient, “shelf stable” products that rely on more aggressive processing and preservatives to maintain their shelf life.  Management believes that the Company’s ability to offer freshly produced, refrigerated extracts gives it a competitive advantage in the market for on-demand coffee that is increasingly quality and flavor conscious.  While each of these companies has significantly larger financial resources and brand awareness, management believes that each has distinct disadvantages compared to Javo in product quality, features of their dispensing systems, and equipment service.  Javo’s dispensed coffees are typically priced favorably compared to major competitors’ products.

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

OPERATIONS

Javo operates a 40,000 square foot facility in Vista, California near San Diego that houses all of its operations including its corporate office and manufacturing infrastructure.  This facility receives coffees and teas and extracts them for its various food service products.  Recently, Javo upgraded and expanded key aspects of its manufacturing capabilities.  Specifically, the Company expanded its in-house roasting capacity and integrated the processing and packaging of iced coffees and teas.  These initiatives significantly improved product quality, expanded manufacturing capacity, and reduced costs.  Javo uses, as necessary, off-site distribution and storage facilities as well as third-party co-manufacturers to produce products in specialty processing and packaging formats.

The Vista facility houses the research and development laboratory where the Company performs product design and formulation work both for its own products and for those of its customers.  The staff continues to enhance its ability to customize and improve the quality and variety of coffee and tea products.

SEASONALITY

Sales of hot and iced dispensed products are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes for iced dispensed products and the first and fourth calendar quarters the highest sales volumes for hot dispensed products.

INTELLECTUAL PROPERTY

Javo has developed and owns intellectual property in the areas of manufacturing, new product development, and product branding.  Most importantly, the Company has developed what it believes is a novel method of extracting coffee and tea.  This process produces concentrated extracts that combine excellent flavor, purity, stability, and yield on a commercial scale allowing the Company to offer concentrated products that meet demanding quality expectations.  Javo’s research and development department has developed a library of products around this extraction technology that includes proprietary bean blends, flavors, and stability systems in a variety of dispensed and non-dispensed platforms.   Javo relies on trade secret protection rather than patents to protect its extraction technology.  While properly managed trade secret protection has certain advantages, competitors could independently develop similar processes and products, or could “reverse-engineer” our processes, which could result in the loss of a competitive advantage. The Company also owns certain trademarks, including Javo®, that are registered with the United States Patent and Trademark Office.  The Company continues to expand and refine its branding as it develops new variations of its logo and trade dress for its new product lines.

GREEN COFFEE COST AND SUPPLY

The Company utilizes outside brokers for its supply of un-roasted, or “green,” coffees.  Coffee is a large globally traded commodity and its supply and price are subject to volatility and cyclical swings in commodity markets, based on supply and demand and other market forces.  In addition, a number of other factors, such as pest damage and weather-related crop failure could cause coffee prices to climb.  Sustained coffee cost increases are typically passed on to customers through price increases.  Short-term price movements could affect our results and long-term price increases could temper demand and growth. The Company typically makes forward commitments to ensure timely supply and more stable pricing.  The overall coffee green bean prices are currently climbing due to some of these factors mentioned above.  The Company expects that it and other coffee sellers will raise prices of hot coffee concentrates to maintain margins sometime during 2010.

EMPLOYEES

As of December 31, 2009, the Company employed 61 full-time employees. The Company also uses outside consultants, brokers and other independent contractors from time to time.  None of its employees are represented by a union and the Company believes its employee relations to be generally good.

CORPORATE GOVERNANCE AND EMPLOYEE DEVELOPMENT

The Company has a Code of Ethics, which is posted on its website at www.javobeverage.com.  In addition, the Company believes it has a highly inclusive and collaborative work environment that encourages employees’ individual growth and personal awareness through a culture of personal accountability and continuous learning.

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

FOOD AND MANUFACTURING SAFETY

On a periodic basis, the Company has an independent company audit its food safety and manufacturing processes to ensure it maintains the highest industrial standard for health and safety of its customers and employees.   The Company had its production facility audited by a third party agent in 2009 and received a rating of Superior, the highest evaluation possible.

AVAILABLE INFORMATION

The Company files annual and quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The public may read and print any materials that Javo Beverage Company files with the SEC, free of charge, through links to those filings on its website at www.javobeverage.com, under Investor Relations – SEC Filings or directly through the SEC at www.sec.gov.

ITEM 1A.  RISK FACTORS

In addition to the other information in this report, you should carefully consider the following risks.  If any of the following risks actually occur, the Company’s business, financial condition and/or operating results could be materially adversely affected.  The risk factors summarized below are not the only risks Javo faces.  Additional risks and uncertainties not currently known to the Company or those we currently deem to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

The Company has never been profitable and may need to obtain additional funding to enable it to continue to execute its business plan.

The Company has never been profitable and management’s current business plans rely on growth in future revenue to supplement the Company’s liquid assets.  The Company has  implemented cost cutting savings through process changes, right sizing staff, in-house processing and packaging of its syrups and mixes and longer term vendor payment arrangements. There can be no assurance that the Company will achieve additional revenue growth, reach profitability or find additional capital to fund ongoing operations, as needed. If additional funds are required and not available, the Company may also be required to curtail operations or to seek funds on unfavorable terms.

The current economic crisis may affect our revenues and our ability to access capital.

The ongoing global recession and liquidity crisis may adversely affect our business.  The recession and higher unemployment rates may result in lower revenues from product sales as end customers cut back on discretionary spending.  We may also experience longer payment cycles from our customers, as they manage their accounts payable in an effort to preserve cash.  Additionally, the credit crisis has made financing much harder to obtain and, when it is available, the available terms are often unattractive.  We will need additional capital to service our debt obligations and to fund our growth and the lack of available capital could adversely affect our growth potential and results of operations.

The Company depends on access to commodity goods and services at competitive prices and access to co-manufacturers, distributors and dispenser manufacturers. The Company also currently houses its principal manufacturing operations in one location, which would result in at least a temporary cessation of its production in the event of a catastrophic disaster.

As the Company grows, it must be able to obtain at competitive prices substantial amounts of certain green coffee beans and manage roasting and grinding costs. Commodity agricultural goods such as coffee periodically experience significant fluctuations in availability and prices, which could in turn, cause significant interruptions in the manufacturing output and sales by the Company. Typically these additional costs are passed through to customers as price increases. Additionally, the Company uses the services of outside distributors and dispenser manufacturers as well as contract manufacturing providers to produce certain of its products that require particular processing and manufacturing infrastructure not in place at the Company’s facility. While there are multiple providers of such services, a disruption in service by such providers could disrupt the Company’s production and revenues and the expansion of the Company’s revenues will rely, in part, on the ability of these providers to accommodate growth. Moreover, the Company also currently houses its principal manufacturing operations in one location. In the event of a catastrophic disaster, such as complete destruction of the Company’s Vista plant by fire or earthquake, particularly in light of the Company’s increasing production volume, the Company’s manufacturing operations would be at least temporarily halted during implementation of the Company’s disaster recovery plan. Such a cessation of manufacturing could materially and adversely impact the Company.  The Company does have business interruption insurance that would protect against some of this loss.

The Company has seen particular volatility in the Colombian coffee bean market with pricing increasing out of proportion to other coffee origins.  In the second half of 2009, the Colombian shortage spread to other origins, especially in the Americas.  When the price of a certain origin of beans becomes temporarily elevated relative to the market, the Company generally has the option of reformulating coffee blends used in the manufacture of its brewed coffees or increasing product prices in order to maintain profit margins.  These fluctuations in the market tend to affect all of the suppliers in the industry in a similar fashion.

The Company is in a very competitive industry.

Competition to provide coffee products is intense and Javo expects the competition to increase. There can be no assurance that other products that are functionally equivalent or similar to the Company’s products have not been developed or are not in development. As a result of their size and breadth, certain of the Company’s competitors have been able to establish and in the future may create new managed contract accounts by which they gain a disproportionate share of a customer’s demand. Additionally, there is no assurance that consumers will continue to purchase the Company’s products in the future or that it will be able to anticipate market demands or trends. Javo may also be unable to penetrate new markets.  If its revenues decline for any of these reasons, the Company’s financial condition and operating results will be adversely affected.

The Company relies on a relatively new and proprietary extraction process.

The Company has developed what it believes is a novel method of extracting roasted coffee and tea into a liquid concentrate. The Company also believes that it derives a competitive advantage versus other liquid concentrate manufacturers from the quality of concentrate that this process produces. The Company currently relies on trade secret protection to prevent others from using this process. Trade secret protection is only as effective as the Company’s ability to keep the essential and material aspects of its process secret using contractual and physical measures and the inability of competitors to reverse engineer our processes. There is no guarantee that the Company’s efforts in this regard can or will prevent a competitor from obtaining the Company’s secrets or from independently developing the same or similar process.

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

The Company manufactures and sells beverage products for consumption by consumers.

The Company manufactures and sells hot and iced concentrates that ultimately are consumed by the general public.  Even though the Company believes it manufacturing processes and product are safe, the Company has some potential product risk from the consuming public.  The Company could be party to litigation based on consumer claims, product liability or otherwise that could result in significant liability to the Company and adversely affect its financial condition and operations.

Trading volume in the Company’s securities is limited and sporadic.

The Company’s Common Stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “JAVO.” While currently there is an existing limited and sporadic public trading market for the Company’s securities, the price paid for the Company’s Common Stock on the Over-the-Counter market and the amount of stock traded are volatile. There can be no assurance that these markets will improve in the future.  In addition, issuance of additional shares would dilute current shareholders, which dilution will likely affect stock prices.

The Company’s stock price is subject to volatility.

The Company’s Common Stock price has experienced and is likely to continue to experience significant price and volume fluctuation in the future. Such fluctuations could adversely affect the market price of the Common Stock without regard to its operating performance. In addition, management believes factors such as the ability to generate sales, as well as other factors, could cause the price of the Company’s Common Stock to fluctuate significantly.

The Company expects growth and will face challenges in managing this growth.

Compared to its competitors, the Company is still a small organization with resources for limited production, sales and marketing and administration. If the Company does not manage growth well, it may lose sales or damage customer relationships, which could negatively affect its results and long-term prospects.

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

The Company’s customer contracts generally do not provide for guaranteed sales levels and the Company may not realize the expected revenues from any given contract.

The majority of the Company’s customer contracts establish only the general terms and conditions of the customer relationship. Because these contracts do not contain minimum purchase requirements, Javo cannot be certain that it will actually realize expected sales levels under these agreements.  The Company qualifies its customers prior to installation of dispensers and reserves the right to remove and place dispensers in other customer locations.  However, the loss of a major customer could render a larger than usual number of dispensers as non-productive until they could be redeployed to new accounts.  Such interruptions would cause a loss of revenue.

Additional capital to fund growth and continuing operations is not assured.

If the Company expands more rapidly than currently anticipated, or if its working capital needs exceed current expectations, then it may need to raise additional capital through public or private equity offerings or debt financings. The Company continues as a matter of ordinary business to seek debt financing for the purchase of liquid coffee dispenser to be placed at customer locations.  Future capital requirements depend on many factors including its dispenser acquisitions, manufacturing, research and development and sales and marketing activities. The Company does not know whether additional financing will be available when needed, or will be available on terms favorable to it. If the Company cannot raise needed funds on acceptable terms, it may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent the Company raises additional capital by issuing equity securities, its stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than existing Common Stock.  Currently, there are limited authorized common shares available to issue in return of capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Javo's facilities, including its principal executive offices are located in Vista, California in San Diego County. The Company entered into a seven-year lease of an approximately 40,000 square foot building on June 30, 2002.  In 2008, the Company extended the lease to November 2010.  The Vista facility houses Javo's entire operations.   The Company is currently in negotiations for a new lease.   In January 2008, the Company rented on a month-to-month basis an additional 5,000 square feet of warehouse space near its Vista facility to store certain raw and packaging materials used in production.

ITEM 3.  LEGAL PROCEEDINGS

At the present time, the Company has no material pending legal proceedings.  However, from time to time, the Company may become involved in various minor litigation matters arising out of the normal conduct of its business, including litigation relating to commercial transactions, contracts, employment disputes and other matters. In the opinion of management, the final outcome of any such litigation will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting, the then current board members were re-elected.  There were no other matters submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "JAVO." The reported highest and lowest prices for the Common Stock for each quarter as reported by the NASDAQ OTC Bulletin Board are shown below for the last two fiscal years and for the portion of the first quarter of the fiscal year 2010 as shown below. These quotations represent prices between dealers and do not include retail markup, markdown or commission nor do they necessarily represent actual transactions.

2008	High	Low
First Quarter	$0.88	$0.42
Second Quarter	$0.94	$0.48
Third Quarter	$0.75	$0.40
Fourth Quarter	$0.45	$0.09

2009
First Quarter	$0.28	$0.11
Second Quarter	$0.40	$0.18
Third Quarter	$0.33	$0.18
Fourth Quarter	$0.24	$0.10

2010
First Quarter (through February 17, 2010)	$0.21	$0.11

The Company’s preferred stock and debt securities do not trade on a public exchange.

SHAREHOLDERS

As of December 31, 2009, the Company had approximately 500 holders of record of its Common Stock and 298,803,342 shares of Common Stock outstanding.  In addition, the Company had approximately 160 holders of record of its Series B Preferred Stock and 2,362,746 shares of its Series B Preferred Stock outstanding.

DIVIDENDS

The Company has never declared a dividend to its Common Stockholders and does not expect to declare any dividends in the foreseeable future.

In July 2009, the Company issued 214,794 shares of Series B Preferred Stock as payment in kind for a $1 dividend per share to the holders of the Series B Preferred Shares.  The issuance increased the shares of Series B Preferred shares outstanding to 2,362,746.

STOCK PERFORMANCE GRAPH

The above stock performance graph compares the change in value of a $100 investment in Javo Beverage Company, Inc., and an assumed $100 investment in indexes for Dow Jones Beverages Index and Standard and Poor’s Small  Cap Index at the end of 2004 and each year end through December 2009.

RECENT SALES OF UNREGISTERED SECURITIES

In November 2009, the Company received a $4 million investment from the sale of units of a private debt offering.  As part of the investment, the Company issued a 66-month subordinated promissory note due in a balloon payment of interest and principal in May 2015 and 15,000,000 shares of common stock.  In addition, the investor committed to advance an additional $3,500,000 under like terms, for the payment of interest and principal on the $12,000,000 8-year promissory note owed to the same investor.  The Company is required to issue a 66 month promissory note and 3.75 shares of common stock in order to receive advances on this $3,500,000 commitment.  At the present time, the Company has a limited number of authorized common stock available to issue and therefore is limited in the amount that they can draw on this additional commitment.  These offerings were completed as a private placement under Section 4(2) of the Securities Act of 1933 and Rule 506 and Regulation D promulgated there under.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED ENTITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

The table below shows selected financial data for the Company’s last five fiscal years as indicated and quarterly data for the last two fiscal years.   The Company’s fiscal year ends on December 31 of each year.  There were no dividends paid to Common Stockholders during the past four years.   The prior year amounts for marketing allowances have been reclassified from selling expenses to returns and allowances to conform to the current year presentation. This reclassification did not affect net losses, but it reduced gross profit and operating expenses.  In accordance with FASB ASC 250, this reclassification is required to be presented as a restatement for prior years. The data presented was derived from its audited financial statements and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of the Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K for the relevant period.

	2009	2008	2007	2006	2005
			(In thousands $)
		Restated	Restated	Restated	Restated
Gross revenue	$23,097	$19,561	$12,607	$10,387	$6,227
Returns and allowances	(4,409)	(2,385)	(956)	(387)	(145)
Net sales	18,688	17,176	11,651	10,000	6,082
Gross profit	7,727	5,951	3,145	3,189	1,974
Loss from operations	(6,564)	(7,689)	(7,105)	(2,804)	(2,032)
Net loss	*(13,658)	**(10,770)	***(7,449)	****(9,926)	(4,844)
Total assets	19,984	20,249	18,382	21,175	4,579
Warrant liability	9	57	2,389	7,532	--
Debt obligations	15,907	9,525	9,414	8,630	12,225

Stockholders’ equity/(deficit)	(2,528)	(2,045)	152	3,042	(8,873)
Loss per share	$(0.05)	$(0.07)	$(0.05)	$(0.07)	$(0.03)

*The 2009 net loss includes non-cash option compensation expense of $820,000, non-cash compensation expense of $250,000 and depreciation and amortization expense of $9.8 million.  Approximately $6.3 million of the $9.1 million reported interest expense was non-cash accretion of debt discount. Of the $6.3 million in non-cash accretion expense, $4.9 million was the write off of the remaining non-cash debt discount related to balance of the Company’s 2006 Senior Convertible Debt redeemed at a discount in April 2009.  In addition the net loss includes non-cash derivative income of $47,000.

**The 2008 net loss includes non-cash option compensation expense of $1.4 million and depreciation and amortization expense of $5.9 million.  Approximately $4.3 million of the $5.9 million reported interest expense was non-cash accretion of debt discount. In addition it includes non-cash derivative income of $2.3 million.

***The 2007 net loss includes non-cash option compensation expense of $964,000 and depreciation and amortization expense of $5.1 million.  Approximately $4.5 million of the $6.2 million reported interest expense was non-cash accretion of debt discount/premium. In addition it includes non-cash derivative income of $5.1 million.

****The 2006 net loss includes a one-time non-cash expense of $5.3 million in connection with the conversion of $13.75 million in promissory notes and related accrued interest of $4.0 million into Series B Preferred Stock, depreciation and amortization expense of $5.4 million and non-cash derivative income of $405,000.

Summarized quarterly financial information for 2009 and 2008 follows (in thousands):

	First	Second	Third	Fourth	Total

2009 quarter	Restated	Restated	Restated
Gross revenue	$4,667	$7,088	$6,527	$4,815	$23,097
Returns and allowance	(768)	(1,043)	(1,422)	(1,176)	(4,409)
Gross Profit	1,570	2,760	2,265	1,132	7,727
Net sales	3,899	6,045	5,105	3,639	18,688
Loss from operations	(1,814)	(904)	(1,301)	(2,545)	(6,564)
Net income/(loss)	(3,189)	(4,694)	(2,525)	(3,250)	(13,658)
(Loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$(0.05)

2008 quarter	Restated	Restated	Restated	Restated	Restated
Gross revenue	$3,893	$6,723	$5,708	$3,237	$19,561
Returns and allowance	(381)	(538)	(720)	(746)	(2,385)
Gross Profit	1,103	2,757	1,624	468	5,952
Net sales	3,512	6,185	4,988	2,491	17,176
Loss from operations	(1,675)	(576)	(2,405)	(3,033)	(7,689)
Net income/(loss)	(1,838)	(2,220)	(2,684)	(4,028)	(10,770)
(Loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)	$(0.07)

Fourth Quarter Adjustments

In the fourth quarter of 2009, the Company recorded adjustments for its debt discount.  Originally, the Company calculated the discount based on an estimated stock price when the stock was highly volatile.  The estimate was revised using actual stock prices on the dates the instruments were executed resulting in a fourth quarter adjustment of $112,851 to the statement of operations and a reclassification between liabilities and equity, decreasing liabilities with an equal increase in equity of $2,086,989.  The Company also reclassified the presentation of its marketing allowances from selling expenses to net sales.

Below is a table showing the quarterly income statement for 2008 and 2009 before and after the reclassification of the marketing allowances.  See discussion above.

	First		Second		Third		Fourth	Total
	Before	After	Before	After	Before	After	After	Before	After

2009 quarter
Gross revenue	$4,667	$4,667	$7,088	$7,088	$6,527	$6,527	$4,815	$22,684	$23,097
Returns and allowance	(20)	(768)	(42)	(1,043)	(222)	(1,422)	(1,176)	(2,828)	(4,409)
Net sales	4,647	3,899	7,046	6,045	6,305	5,105	3,639	19,856	18,688
Gross profit	2,318	1,570	3,761	2,760	3,464	2,265	1,132	11,844	7,727
Loss from operations	(1,814)	(1,814)	(904)	(904)	(1,301)	(1,301)	(2,545)	(7,692)	(6,564)
Net income/(loss)	(3,189)	(3,189)	(4,694)	(4,694)	(2,525)	(2,525)	(3,250)	(11,550)	(13,658)
(Loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.05)	$(0.05)

2008 quarter
Gross revenue	$3,893	$3,893	$6,723	$6,723	$5,708	$5,708	$3,237	$(1,533)	$19,561
Returns and allowance	(6)	(381)	(39)	(538)	(48)	(720)	(746)	16,357	(2,385)
Gross profit	1,479	1,103	3,256	2,757	2,295	1,624	468	8,225	5,952
Net sales	3,887	3,512	6,684	6,185	5,660	4,988	2,491	14,824	17,176
Loss from operations	(1,675)	(1,675)	(576)	(576)	(2,405)	(2,405)	(3,033)	(7,689)	(7,689)
Net income/(loss)	(1,838)	(1,838)	(2,220)	(2,220)	(2,684)	(2,684)	(4,028)	(13,424)	(10,770)
(Loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.07)	$(0.07)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.  See “Forward Looking Statements” under Part I, Item 1.

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

The expansion of the Company’s dispensed beverage programs in 2009 within its established group of national chains and networked customers were key to its growth.  Prior to 2009, the Company had entered into agreements for various coffee and tea programs with convenience store chains, national purchasing organizations, contract foodservice operators and restaurant chains and expansion to new locations within these networks resulted in the additional installations of new 2,000 dispensed beverage locations being in 2009.  The new dispensing locations produced additional demand for the Company’s coffee and tea concentrates.

The Company expects to experience continued revenue growth during 2010 as it benefits from earning a full year’s revenue from dispensing locations installed during mid to late 2009.  Additionally, the Company anticipates that its national sales force will continue to sell and manage the installation of new dispensing locations at foodservice locations across the U.S.  To the extent it is successful in growing its installed dispenser base, the Company will need capital or sources of debt to fund this expansion.  The Company anticipates continued improvement in operating income and cash generation during 2010.

Results of Operations

Comparative Summary of GAAP Income Statements

The following is a comparative table of income statements for years ended December 31, 2009, 2008, and 2007.  Below is a discussion and analysis of the period-over-period changes. The 2008 and 2007 marketing allowances have been reclassified from selling expenses to returns and allowances to conform to the Company’s current year income statement presentation

					Change
Income Statements	2009		2008	2007	2009 to 2008		2008 to 2007
			Restated	Restated
Gross sales		$23,097,334	$19,560,988	$12,607,076	$3,536,346	18.10%	$6,953,912	55.20%
Returns and Allowances ****		(4,408,682)	(2,385,069)	(956,759)	(2,023,613)	84.80%	(1,428,310)	149.30%
Net sales		18,688,652	17,175,919	11,650,317	1,512,733	8.80%	5,525,602	47.40%
Cost of sales		(10,961,560)	(11,223,960)	(8,504,863)	262,400	-2.30%	(2,719,097)	32.00%
Gross profit $		7,727,092	5,951,959	3,145,454	1,775,133	29.80%	2,806,505	89.20%
Gross profit % of net sales		41.3%	34.7%	27.0%		6.7%		7.7%
Operating expenses:
Selling and marketing		(4,721,913)	(4,976,564)	(3,778,268)	254,651	-5.10%	(1,198,296)	31.70%
General and administrative		(9,568,715)	(8,664,409)	(6,472,440)	(904,306)	10.40%	(2,191,969)	33.90%
Total operating expenses $		(14,290,628)	(13,640,973)	(10,250,708)	(649,655)	4.80%	(3,390,265)	33.10%
Total operating expenses % of net sales		76.5%	79.4%	88.0%		3.0%		8.6%
Loss from operations $		(6,563,536)	(7,689,014)	(7,105,254)	1,125,478	-14.60%	(583,760)	8.20%
Loss from operations % of net sales		35.1%	44.8%	61.0%		9.6%		16.2%
Other income (expenses):
Interest income		18,306	165,058	673,597	(146,752)	-88.90%	(508,539)	-75.50%
Interest expense		(9,070,702)	(5,897,573)	(6,200,874)	(3,173,129)	53.8%	303,301	-4.90%
Cancellation of debt and other income		1,983,430	339,121	46,297	1,644,309	484.9%	292,824	632.50%
Income from derivatives		47,294	2,332,444	5,143,156	(2,285,150)	-98.00%	(2,810,712)	-54.60%
Gain/(loss) on disposal of assets		(72,362)	(20,014)	(5,858)	(52,348)	261.60%	(14,156)	241.70%
Total other expense $		(7,094,034)	(3,080,964)	(343,682)	(4,013,070)	130.3%	(2,737,282)	796.50%
Total other expense % of net sales		38.0%	17.9%	2.95%		-20.10%		-15.0%
Net loss $	$	*(13,657,570)	$ **(10,769,978)	$ ***(7,448,936)	$(2,887,592)	26.8%	$(3,321,042)	44.60%
Net loss % of net sales		73.1%	62.7%	63.9%		-10.4%		1.2%

*The 2009 net loss includes non-cash option compensation expense of $820,000, non-cash compensation expense of $250,000 and depreciation and amortization expense of $9.8 million.  Approximately $6.3 million of the $9.1 million reported interest expense was non-cash accretion of debt discount. Of the $6.3 million in non-cash accretion of debt discount, $4.9 million was the write-off of the remaining non-cash debt discount related to our 2006 Senior Convertible debt which was redeemed at a discount in April 2009.  In addition, the net loss includes non-cash derivative income of $47,000.

** The 2008 net loss includes non-cash option compensation expense of $1.4 million and depreciation and amortization expense of $6.2 million.  Approximately $4.3 million of the $5.9 million reported interest expense was non-cash accretion of debt discount.  In addition, the net loss includes non-cash derivative income of $2.3 million.

***The 2007 net loss includes non-cash option compensation expense of $964,000 and depreciation and amortization expense of $5.1 million.  Approximately $4.5 million of this $6.2 million reported interest expense and was non-cash accretion of debt discount. In addition, the net loss includes non-cash derivative income of $5.1 million.

****In presenting the comparative income statements in the Form 10K for 2009, the Company has reclassified marketing allowances paid to various customers through bill backs or direct payments from a selling and marketing expense to a reduction of gross sales in arriving at net sales.  Below find a table showing a comparison of the two presentations of the income statements presented in this Form 10K:

Reclassification of Marketing Allowances

As illustrated below the reclassification of marketing allowances in calculating net sales has no effect on the Company’s gross sales, net loss from operations or net loss. Additionally, selling and marketing expenses are expressed without the variable marketing allowances giving the reader a better view of both the variable marketing allowances and selling and marketing expenses.  The variable marketing expenses are primarily paid to national account customers as part of supply and pricing agreements.

Comparative Income Statements before & after reclassification

	2008			2007
	Before	After	Difference	Before	After	Difference

Gross sales	$19,560,988	$19,560,988	$--	$12,607,076	$12,607,076	$--
Returns and allowances	(112,166)	(2,385,069)	2,272,903	(47,944)	(956,759)	908,815
Net sales	19,448,822	17,175,919	2,272,903	12,559,132	11,650,317	908,815
Cost of sales	(11,223,960)	(11,223,960)	--	(8,504,863)	(8,504,863)	--
Gross profit	8,224,862	5,951,959	2,272,903	4,054,269	3,145,454	908,815
Gross profit % of net sales	42.3%	34.7%	7.6%	32.3%	27.0%	5.3%
Operating expenses:
Selling and marketing	(4,976,564)	(4,976,564)	--	(3,778,268)	(3,778,268)	--
Allowances	(2,272,903)	--	(2,272,903)	(908,815)	--	(908,815)
Total selling & marketing	(7,249,467)	(4,976,564)	(2,272,903)	(4,687,083)	(3,778,268)	(908,815)
Total selling & marketing % of net sales	37.3%	29.0%	8.3%	37.3%	32.4%	4.9%
General and administrative	(8,664,409)	(8,664,409)	--	(6,472,440)	(6,472,440)	--
Total operating expenses	(15,913,876)	(13,640,973)	(2,272,903)	(11,159,523)	(10,250,708)	(908,815)
Total operating expenses % of net sales	81.8%	79.4%	2.4%	88.9%	88.0%	0.9%
Loss from operations	(7,689,014)	(7,689,014)	--	(7,105,254)	(7,105,254)	--

Other income (expenses):
Interest income	165,058	165,058	--	673,597	673,597	--
Interest expense	(5,897,573)	(5,897,573)	--	(6,200,874)	(6,200,874)	--
Cancellation of debt and other income	339,121	339,121	--	46,297	46,297	--
Income from derivatives	2,332,444	2,332,444	--	5,143,156	5,143,156	--
Gain/(loss) on disposal of assets	(20,014)	(20,014)	--	(5,858)	(5,858)	--

Total other expense $	(3,080,964)	(3,080,964)	--	(343,682)	(343,682)	--

Net loss $	$(10,769,978)	$(10,769,978)	$--	$(7,448,936)	$(7,448,936)	$--

GROSS SALES

In 2009, the Company achieved gross sales (revenue) of $23.1 million, an increase of $3.5 million, or 18.1% growth, over the same period 2008.  Company’s 2009 gross sales of hot and iced dispensed products were $15.7 million, an increase of 33.9% over dispensed sales in 2008.  This increase was primarily the result of an increase in the number of installed dispensing locations.  During 2009, the Company’s owned dispensers in place a customer accounts increased from 3,602 to 5209, while its estimated installed customer owned dispensers increased from 5,599 to 6,323 from the year end 2008.  Each installed dispenser generates from $2,000 to $5,000 in annual gross revenue depending upon the type of product being dispensed, the demand at the location and whether the equipment is owned by the Company or the customer.  The Company’s 2009 non-dispensed gross sales were $3.6 million, a decrease of 45.5% from 2008.  In 2009 the Company expects growth in hot and iced dispensed products as it realizes a full year of revenue from dispensing locations installed during 2009.

The Company will see continued seasonality in its quarterly gross sales as iced coffee sales are higher in the second and third quarters and hot coffee sales are higher in the first and fourth quarters of the year.

MARKETING ALLOWANCES, DISCOUNTS AND RETURNS

In 2009, the Company’s marketing allowances, discounts and returns were $4.4 million, an increase of $2.0 million versus prior year.  This increase reflects the Company' substantially higher sales to national account customers which earn negotiated discounts when the Company sells its products into these networks.  The Company expects its marketing allowance expense to grow roughly in line with gross revenues for dispensed products.

In 2008, the Company's marketing allowances, discounts and returns were $2.4 million, an increase of $1.4 million versus the prior year. This increase reflects the Company's higher sales to national account customers, which earn negotiated discounts when the Company sells its products into these networks.

NET SALES

In 2009, the Company achieved net sales of $18.7 million, an increase of $1.5 million, or 8.8% growth, over 2008.  The Company increased net sales of its hot and iced dispensed coffee by 33.9% in 2009 over 2008.  This increase was primarily the result of an increase in installed dispensing locations as discussed in the Gross Sales paragraph above.

In 2008, the Company achieved net sales of $17.2 million, an increase of $5.5 million, or 47.4% growth, over 2007.  The Company increased sales of its hot and iced dispensed coffee by 95.7% in 2008 over 2007.  This increase was primarily the result of its ability to install new dispensing locations.  The Company’s non-dispensed revenue decreased by 7.4% in 2008 over 2007: the reduction was primarily the result of lower mixes and syrup sales.

As indicated earlier in Item 7 - MD&A, we reclassified marketing allowance from selling and marketing expense to reduce gross sales in this Form 10-K.  This reclassification did not affect the Company’s gross sales, operating income or net loss but did change the amount of net sales, gross profit, gross profit margin and total operating expenses.

GROSS PROFIT AND GROSS PROFIT MARGIN

In 2009, the Company’s gross profit increased to $7.7 million from $6.0 million in 2008 or an increase of 29.8%.  The 2009 gross profit increase was due in part to increased sales but also due to the increase in its gross profit margin which accompanied the integration of certain processing and packaging operations for its dispensed products.  Gross profit margin improved by 6.6% from 34.7% in 2008 to 41.3% in 2009.

In 2008, the Company’s gross profit increased to $6.0 million up from $3.2 million in 2007 or an increase of 89.2%.  The increase was primarily due to plant improvements and to increased sales in 2008.

For 2010, the Company expects that gross margins will show modest improvement due to efficiencies gained at the higher sales levels.

SELLING AND MARKETING EXPENSES

In 2009, the Company’s sales and marketing expenses were $4.7 million a decrease of $255,000 or 5.1% from 2008. The decreased expenses were primarily due to lower sales supplies and other marketing expenses of $249,000, a decrease in tradeshow expenses of $75,000 and recruiting and other sales expenses of $104,000 offset by an increase in sales and marketing payroll and travel and entertainment expenses of $173,000.  The Company anticipates its sales and marketing expenses will continue to decrease as a percentage of net sales in 2010.

In 2008, sales and marketing expenses were $5.0 million compared to $3.8 million in 2007, or an increase of 31.7%.  The increased expenses of $1.2 million were primarily the result of increased sales expenditures and the addition of sales professionals along with their related expenses.  More specifically, approximately $710,000 of the increase was due to an increase in sales and marketing payroll expenses, $282,000 was attributable to related travel and entertainment costs, $125,000 was attributable to increased marketing expenses, $105,000 on tradeshow expenses offset by a decrease of $22,000 for other sales expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

In 2009, general and administrative expenses for 2009 were $9.6 million compared to $8.7 million in 2008.  The increase of $0.9 million or 10.4% was primarily due to an increase in non-executive expenses included an increase in overhead, warehouse and quality control expenses of $90,000, increased accounting, auditing and SEC and Sarbanes-Oxley compliance fees and expenses of $160,000, higher executive expenses for payroll, benefits and travel and entertainment of $211,000 and an increase in depreciation and amortization expense of $1.3 million, offset by a decrease in outside investor relations consultant fees and expenses of $430,000. The significant increase in depreciation expense was due to depreciation on the Company’s investment in processing systems and dispensing equipment.

In 2008, general and administrative expenses for 2008 were $8.7 million compared to $6.5 million in 2007.  The increase of $2.2 million or 33.9% was primarily due to an increase in other general and administrative expenses of $2,365,000 offset by a decrease in executive expenses for payroll and benefits of $165,000. The increase in non-executive expenses included an increase in overhead, warehouse and quality control expenses of $441,000, an increase in outside investor relations consultant fees and expenses of $430,000, of which $378,000 is a non-cash stock expense incurred for the payment of services to the current Board of Directors, increased accounting, auditing and SEC and Sarbanes-Oxley compliance fees and expenses of $102,000, increased dispenser lease costs of $12,000, and an increase in depreciation and amortization expense of $1,380,000.  The significant increase in depreciation expense was due to depreciation on the Company’s substantial investment in processing systems and purchases of dispensers.

In 2010, the Company expects to report non-cash stock compensation expense of $98,000 per quarter (or $424,000 for the year) as part of its general and administrative expense.  In addition, the Company anticipates depreciation expense in 2009 will be at least $3.3 million.

OTHER INCOME/EXPENSES

Other expenses were $7.0 million in 2009 compared to $3.1 million in 2008. The increase in other expenses of $3.9 million was primarily due to an additional non-cash interest expense related to the write off of the remaining $4.9 million in debt discount on the redemption of its Senior Convertible debt, an increase in other interest expense of $2.3 million, an increase in other debt discount accretion interest expense of $654,000,  an increase in the loss on disposal of assets of $52,000, offset by a reduction of $2.3 million in non-cash derivative gain, a reduction of interest income of $147,000 and the recognition of income for the payment of liabilities at a discount from face of $2.0 million.

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

In 2010, the Company expects to report at least $1.9 million in non-cash interest expense due to accretion of debt discount.

NET LOSS

The net loss for the Company for 2009 was $13.7 million compared to $10.8 million in 2008, an increase in loss of $2.9 million or 26.8%. The increase in loss was primarily due to the write off of the remaining balances of non-cash debt discount of $4.9 million related to the redemption of Senior Convertible debt in April 2009 offset by income from payment of liabilities at a discount of $2.0 million which was also related to the discount redemption of the Senior Convertible debt. The increase in general and administrative expenses of $904,000 was due primarily to additional depreciation expense and additional executive costs.  The sales and marketing expenses decrease of $255,000 was primarily due to decreased payroll and its related travel and entertainment costs.

The net loss for the Company for 2008 was $10.8 million compared to $7.5 million in 2007, an increase in loss of $3.3 million or 44.6%. The increase in loss was primarily due to reduction of $2.8 million in non-cash derivative income and a decrease in interest income of $509,000, offset by an increase in other income of $292,000.  Excluding the non-cash derivative income, the Company’s year-over-year change in net loss would have been higher by approximately $510,000 or 4.1%.  This increase was due to increased sales and marketing expenses of $1.2 million and increased general and administrative expenses of $2.2 million offset by increased gross profit of $2.8 million.  The increase in sales and marketing expense of $1.2 million was due primarily to an increase in sales personnel and the increase in general and administrative expenses of $2.2 million was due to an increase in depreciation expense and non-cash stock compensation expense.

OUTLOOK

The Company anticipates an increase in 2010 gross sales will occur as it continues to sell dispensed beverage concentrates to existing installed customer locations and pursues new opportunities with existing customer networks that are not yet fully developed

In 2009, the Company successfully restructured its debt obligations to reduce its current liabilities by approximately $11.0 million while increasing its overall debt obligations by only $2.2 million.  This restructuring of debt significantly reduced its demand for cash to pay debt service in 2010 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.6 million in 2009 versus $905,000 in 2008.  The Company used $4.6 million cash in operating activities in 2009, a significant portion which was the result of increased receivables and inventory.  The Company received net funds of $4.1 million from investment and financing activities primarily by the use of restricted cash to pay off its Wells Fargo line of credit in April 2009.  The Company funded a net $25.3 million in promissory notes and factoring advances with $11.6 million of the proceeds being used to redeem at a discount the remainder of its 2006 Senior Convertible debt and $9.6 million to paid line of credits, promissory notes and factoring advances.

The Company used approximately $3.6 million and $7.6 million in cash and cash equivalents to purchase dispensers, roasting, processing and packaging equipment in 2009 and 2008, respectively.  These capital purchases have positioned the Company to further improve its gross profit margins and provided dispensers to grow its dispenser placements which will generate an increase in the Company’s gross sales in 2010.

The financing of the dispensers for installation at customer locations continues to be a large demand on the Company’s working capital.  The Company has working capital credit lines and it is using them to provide funds for operations and dispenser purchases in 2010.  The Company is in negotiation with certain vendors to provide more favorable terms for capital purchases.  The Company will continue to explore financing options to provide working capital and equipment purchase capital.

The Company anticipates that current cash and cash equivalents, as well as expected cash flows from anticipated increased sales and gross profits in 2010, anticipated dispenser financing, operational cost cutting, reduced staff and cost deferral measures, restructuring of certain debt instruments, and advances from its current commitment to fund debt service payments will provide adequate working capital to fund operations, sales growth and capital expenditures needs.

FACTORS AFFECTING QUARTERLY PERFORMANCE

The Company experienced variations in sales from quarter to quarter due to the sales mix of products and a variety of other factors including consumer buying trends, marketing programs, seasonality and weather.  Therefore, the results of any quarter are not necessarily indicative of the results that maybe achieved for the full fiscal year.  The Company anticipates continued growth in sales of its hot and iced dispensed products in 2010.  Sales are expected to be greater in the spring, summer and early fall.

CRITICAL ACCOUNTING POLICIES

Application of Critical Accounting Policies

Application of the Company's accounting policies requires management to make certain judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all other available information to make these estimates and judgments, although materially differing amounts could be reported under different conditions or if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs, depreciation and amortization, warranty costs, taxes, calculation of debt discount and contingencies. Management has identified the following accounting policies as critical to an understanding of its financial statements and/or as areas most dependent on management's judgments and estimates.

Revenue Recognition

Javo recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection ability is probable. It records sales net of returns and discounts; returns are estimated at the time of shipment based upon historical data.  The Company generally does not receive, and does not anticipate receiving, any material amount of product returns.  Total return credits issued in 2009 were $229,919 or 1.0% of sales.  Periodically, after requests in writing from a distributor/customer and after confirmation and approval of quantities, dates and amount of credit, the Company will grant a distributor a credit to be applied for out-of-code product.  Total out-of-code product credits issued in 2009 were $129,948 or 0.56% of gross sales.  The Company has a limited number of distributors that have negotiated payment terms with cash discounts for early payments, usually 2%.  In 2009, the cash discounts taken were $62,223 or 0.27% of gross revenue.

Stock-Based Compensation

Compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In 2007, the Company issued 5,000,000 employee options or share-based payment awards with market or performance conditions. The shares were to vest over a 5-year period with the first vesting in the third year.  The Company cancelled these employee options in June of 2009.  The Company reported non-cash option expense related to the 2007 option grants of $602,717 and $1,446,520 in 2009 and 2008, respectively.  In June of 2009, the Company issued 5,000,000 in forfeitable common stock to employees.  The shares vest over a 5-year period with the first vesting in the third year.  The Company reported non-cash compensation expense of $217,500 in 2009.  The Company did not issue any employee options in 2009.

Debt Discount

The Company calculates debt discount on its promissory notes using the relative fair value of the note and related common stock issued as part of the debt offering.

Derivative Gain

In accordance with generally accepted accounting principles, the Company is required to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative gain (if the value of the warrants decreases) or as non-cash derivative loss (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.  Most of the Company’s outstanding warrants were retired in 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This guidance establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s financial statements.

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

In May 2009, the Company adopted new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on the Company’s financial statements.

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

In January 2009, the Company adopted new accounting guidance on consolidations, which requires the presentation of a non-controlling interest (formerly known as minority interest) as equity in the consolidated balance sheet and separate from the parent’s equity. The new guidance also requires that the amount of net income attributable to the non-controlling interest be included in consolidated net income on the face of the income statement and that any dividends paid to non-controlling interests be reported as a financing activity in the statement of cash flows. This new guidance requires changes in the parent’s ownership interest in consolidated subsidiaries to be accounted for as equity transactions. This new guidance also includes expanded disclosure requirements regarding the interests of the parent and related non-controlling interests. Beginning January 1, 2009, the Company has applied the new guidance to its accounting for non-controlling interests and its financial statement disclosures. The provisions of the new guidance have been applied to all periods presented in the accompanying financial statements.  The impact of adopting this new guidance did not have a material effect on the Company’s results of operations or financial position.

In January 2009, the Company adopted new accounting guidance on business combinations. The new guidance retains the underlying concepts of previously issued accounting guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (formerly known as the purchase method of accounting), but this new guidance changes the method of applying the acquisition method in a number of significant aspects. Under the new guidance, acquisition costs are generally to be expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting guidance for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption of this new guidance as of January 1, 2009 did not have an effect on the accompanying financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven-year rental agreement with Javo Dispenser, LLC (the “LLC”), a related party, to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors, Baker, Hackett, and Solomon, two former directors, and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which will then be rented to the Company on terms that the Company believes to be arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term; the Company has the right to acquire the dispensers for nominal consideration of $1.00.  The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction.

As of December 31, 2009, the LLC had purchased 896 dispensers.  The Company has incurred dispenser rental expense of $728,160, $728,160, and $716,640 in 2009, 2008, and 2007, respectively.  The LLC has purchased all the dispensers it contracted for and will not purchase additional dispensers beyond the 896 it has already purchased.

COMMITMENTS AND CONTINGENCIES

Set forth below is a table that summarizes our material obligations as of December 31, 2009 by type and by time period when these obligations become payable.

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

8 year note holders	$22,500,000	--	$3,375,000	$9,000,000	$10,125,000
66 month note holders	4,000,000	--	--	--	4,000,000
Other long-term debt obligations	463,855	271,732	192,123	--	--

Total	$26,963,855	$271,732	$3,567,123	$9,000,000	$14,125,000

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s market risks relating to its operations result primarily from changes in commodity prices and the ability to pass along those cost increases through customer price increases.  Javo does not use financial instruments or commodity contracts in hedging transactions or for trading purposes, although it does contract for future delivery to mitigate against these risks, as described below.

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Gross profit margins can be impacted by changes in the price of green coffee.  The Company enters into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, that give it significant flexibility in selecting the date of the market price and timing of delivery.   Depending on the demand and the condition of the coffee markets, the Company will generally make commitments for one to six months ahead; as of December 31, 2009, Javo had approximately $885,000 in green coffee purchase commitments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company required in this item are set forth beginning on Page F-1 of this Form 10-K.

Javo Beverage Company, Inc.
Index to Financial Statements
December 31, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Javo Beverage Company, Inc.
Vista, CA

We have audited the accompanying balance sheets of Javo Beverage Company, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2009. Javo Beverage Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javo Beverage Company, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, the Company changed its presentation of Net Sales by reclassifying marketing allowances from Selling Expenses to Net Sales for 2008 and 2007.  This reclassification did not change the net loss of the Company for those years, but reduced gross profit and operating expenses and therefore resulted in a restatement of the statement of operations for the years ended December 31, 2008 and 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Javo Beverage Company, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an adverse opinion related to the reclassification of marketing allowances as discussed in the preceding paragraph.

/s/ Farber Hass Hurley LLP

Granada Hills, CA
March 16, 2010

JAVO BEVERAGE COMPANY, INC.
BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,604,578	$905,344
Restricted cash	140,000	4,777,000
Total cash, restricted cash and cash equivalents	1,744,578	5,682,344

Accounts receivable, less allowances	2,573,723	1,526,120
Inventory, net of reserve for obsolescence	1,246,129	785,713
Prepaid expenses	370,052	103,607
Total current assets	5,934,482	8,097,784

Property and equipment, net	11,629,536	11,365,253
Intangibles, net	2,396,015	761,979
Deposits	23,858	23,858

Total assets	$19,983,891	$20,248,874

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,006,857	$6,386,952
Lines of credit	1,772,801	5,816,230
Accrued payroll and related benefits	238,108	250,369
Accrued short-term interest payable	578,847	259,629
Warrants payable	9,477	56,771
Current portion of long-term debt	271,732	5,128,747
Total current liabilities	6,877,822	17,898,698

Long-term debt, net of current portion	26,692,123	10,577,674
Unamortized discount on long-term debt	(11,126,194)	(6,197,748)
Accrued long-term interest payable	68,379	15,504
Total liabilities	22,512,130	22,294,128
Commitments and contingencies	--	--
Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,362,746 shares issued and outstanding as of December 31, 2009, 2,147,952 shares issued and outstanding as of December 31, 2008. 150,000 shares have been reserved for the Junior A Participating Preferred stock.	2,363	2,148
Common stock, $0.001 par value, 300,000,000 shares authorized, 298,803,342 shares issued and outstanding as of December 31, 2009, 186,403,648 shared issued and outstanding as of December 31, 2008.	298,803	186,404
Additional paid in capital	75,228,355	60,018,442
Accumulated deficit	(78,057,760)	(62,252,248)
Total stockholders' deficit	(2,528,239)	(2,045,254)

Total liabilities and stockholders' deficit	$19,983,891	$20,248,874
The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
		Restated	Restated
Gross sales	$23,097,334	$19,560,988	$12,607,076
Returns and allowances	(4,408,682)	(2,385,069)	(956,759)
Net sales	18,688,652	17,175,919	11,650,317
Cost of sales	(10,961,560)	(11,223,960)	(8,504,863)
Gross profit	7,727,092	5,951,959	3,145,454

Operating expenses:
Selling and marketing	(4,721,913)	(4,976,564)	(3,778,268)
General and administrative	(9,568,715)	(8,664,409)	(6,472,440)

Total operating expenses	(14,290,628)	(13,640,973)	(10,250,708)

Loss from operations	(6,563,536)	(7,689,014)	(7,105,254)

Other income (expenses):
Interest income	18,306	165,058	673,597
Interest expense	(9,070,702)	(5,897,573)	(6,200,874)
Income from derivatives	47,294	2,332,444	5,143,156
Gain on cancellation of debt and other income	1,983,430	339,121	46,297
Loss on disposal of assets	(72,362)	(20,014)	(5,858)

Total other expense	(7,094,034)	(3,080,964)	(343,682)

Net loss	$(13,657,570)	$(10,769,978)	$(7,448,936)

Basic and diluted loss per share	$(0.05)	$(0.07)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	262,649,484	160,598,172	150,709,665

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2007, 2008 and 2009

					Additional
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balances at January 1, 2007	1,775,166	$1,775	149,504,927	$149,504	$43,196,496	$--	$(40,305,486)	$3,042,289

Stock returned to treasury by terminated employee	--	--	(4,000)	(4)	4	--	--	--

Stock options granted to executive team	--	--	--	--	4,988,000	(4,988,000)	--	--

Recognition of stock option expense	--	--	--	--	--	964,347	--	964,347

Stock issued in repayment of Sr. Convertible debt	--	--	3,077,780	3,079	2,876,575	--	--	2,879,654

Stock issued in repayment of Sr. Convertible interest	--	--	685,330	685	704,117	--	--	704,802

Preferred shares issued as a stock dividend at $.001 per share	177,517	$178	--	--	1,774,989	--	(1,775,167)	--

Warrants redeemed at a strike price of $0.085 per agreement with consultant	--	--	114,760	115	9,640	--	--	9,755

Net loss	--	--	--	--	--	--	(7,448,936)	(7,448,936)

Balance at December 31, 2007	1,952,683	$1,953	153,378,797	$153,379	$53,549,821	$(4,023,653)	$(49,529,589)	$151,911

The accompanying notes are an integral part of these financial statements

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2007, 2008 and 2009

					Additional
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balances at January 1, 2008	1,952,683	$1,953	153,378,797	$153,379	$53,549,821	$(4,023,653)	$(49,529,589)	$151,911

Stock returned to treasury by terminated employee	--	--	(16,500)	(16)	16	--	--	--

Stock issued to non-employee directors	--	--	900,000	900	377,100	--	--	378,000

Recognition of stock option expense	--	--	--	--	--	1,446,520	--	1,446,520

Stock issued in repayment of Sr. Convertible debt	--	--	13,730,093	13,730	4,276,697	--	--	4,290,427

Stock issued in repayment of Sr. Convertible interest	--	--	2,211,258	2,211	1,149,650	--	--	1,151,861

Preferred shares issued as a stock dividend at $.001 per share	195,269	195	--	--	1,952,486	--	(1,952,681)	--

Stock issued in 2008 offering	--	--	16,200,000	16,200	1,289,805	--	--	1,306,005

Net loss	--	--	--	--	--	--	(10,769,978)	(10,769,978)

Balance at December 31, 2008	2,147,952	$2,148	186,403,648	$186,404	$62,595,575	$(2,577,133)	$(62,252,248)	$(2,045,254)

The accompanying notes are an integral part of these financial statements

JAVO BEVERAGE COMPANY, INC.
 STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2007, 2008 and 2009

					Additional
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balances at January 1, 2009	2,147,952	$2,148	186,403,648	$186,404	$62,595,575	$(2,577,133)	$(62,252,248)	$(2,045,254)

Recognition of stock grant expense	--	--	5,000,000	5,000	1,345,000	(1,132,500)	--	217,500

Recognition of stock option cancellation	--	--	--	--	(1,974,416)	2,577,134	--	602,718

Stock issued in repayment of Sr. Convertible debt	--	--	4,225,900	4,226	384,663	--	--	388,889

Stock issued in repayment of Sr. Convertible interest	--	--	1,873,794	1,873	210,074	--	--	211,947

Preferred shares issued as a stock dividend at $.001 per share	214,794	215	--	--	2,147,727	--	(2,147,942)	--

Stock issued in 2008 debt offering	--	--	86,300,000	86,300	9,955,291	--	--	10,041,591

Stock issued for 66mo debt offering	--	--	15,000,000	15,000	1,696,940	--	--	1,711,940

Net loss	--	--	--	--	--	--	(13,657,570)	(13,657,570)

Balance at December 31, 2009	2,362,746	$2,363	298,803,342	$298,803	$76,360,854	$(1,132,499)	$(78,057,760)	$(2,528,239)

The accompanying notes are an integral part of these financial statements

JAVO BEVERAGE COMPANY, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008, 2007

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(13,657,570)	$(10,769,978)	$(7,448,936)

Non-cash items:
Depreciation and amortization	9,770,873	6,241,246	5,100,958
Gain on derivatives	(47,294)	(2,332,444)	(5,143,156)
Deferred compensation	820,218	1,446,520	964,347
Provision for bad debt	49,900	55,901	179,750
Issuance of common stock for compensation or services	--	378,000	--
Loss on disposal of assets	72,362	20,014	5,858
Changes in operating assets and liabilities:
Accounts receivable	(1,097,503)	(100,097)	(817,529)
Inventories	(460,416)	(94,293)	16,746
Prepaid expenses and other assets	(266,445)	(193,977)	(575,132)
Employee advances	--	--	1,362
Accounts payable and accrued expenses	(196,223)	4,276,389	847,382
Accrued payroll and related benefits	(12,260)	111,010	98,344
Accrued interest payable	417,805	1,037,612	876,787
Net cash provided by/(used in) operating activities	(4,606,553)	75,903	(5,893,219)
Cash flows from investing activities:
Change in restricted cash	4,637,000	(914,000)	(3,863,000)
Proceeds from disposal of equipment	21,794	15,726	7,317
Purchases of property and equipment	(3,459,333)	(7,635,044)	(4,080,876)
Net cash provided by/(used in) investing activities	1,199,461	(8,533,318)	(7,936,559)
Cash flows from financing activities:
Proceeds from long-term debt	23,860,000	3,240,000	--
Proceeds from lines-of-credit borrowing	2,767,773	4,153,230	3,863,000
Repayment on line-of-credit	(9,576,394)	(2,200,000)	(713,000)
Factoring liability	733,571	--	--
Loan costs	(2,053,446)	--	--
Payments on long-term debt	(11,625,178)	(2,467,379)	(1,017,230)
Proceeds from exercised warrants	--	--	9,755
Net cash provided by financing activities	4,106,326	2,725,851	2,142,525

Net change in cash and cash equivalents	699,234	(5,731,564)	(11,687,253)
Cash and cash equivalents at beginning of period	905,344	6,636,908	18,324,161
Cash and cash equivalents at end of period	$1,604,578	$905,344	$6,636,908

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
 STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2009, 2008, 2007

	2009	2008		2007
Non-cash activities:
Issuance of preferred stock as in-kind dividend	$2,147,943		$1,952,683	$1,775,167
Issuance of common stock in exchange for debt	$19,226		$4,290,427	$2,879,654
Issuance of common stock in exchange for interest due	$211,947		$1,151,861	$704,802
Conversion of accounts payable to line of credit	$3,290,930		$--	$--
Equipment from capital lease	$--		$732,392	$362,982
Return of common stock to treasury	$--		$16	$4

Supplemental cash flow information:
Cash paid for interest	$2,129,667	4	539,893	$689,806
Cash paid for income taxes	$8,775		$18,664	$3,918

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1.    NATURE OF OPERATIONS

Organization

Javo Beverage Company, Inc., (the "Company") was incorporated in the state of Delaware on June 21, 2002.

Nature of Operations

Javo manufactures and sells concentrated beverage solutions that allow restaurants, healthcare facilities, casinos and convenience stores in the food service industry and food and beverage manufacturers in the retail industry to serve popular hot and iced specialty coffees and teas. For food service industry customers, Javo combines great tasting coffees, teas and specialty beverages with the added convenience and efficiency of dispenser-based systems. For food and beverage processors and retailers looking for authentic coffee and tea flavors for their packaged foods and ready-to-drink beverages, Javo supplies customized beverage formulations, extracts, and flavors.

NOTE 2.    BASIS OF PRESENTATION

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred operating losses since inception of $78,057,760 at December 31, 2009 and has a working capital deficit of $943,340 at December 31, 2009.  Management is in the process of cutting its operating costs, cutting staff, deferring other operating costs, restructuring certain lease payments, and obtaining additional financing.  Management further expects to continue to increase sales activity and develop markets for its products.  If the Company is unsuccessful with obtaining additional financing or if Management’s plans do not succeed, the Company will be required to modify its plans, which may impact its ability to continue current operations.

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.

In presenting the comparative income statements in the Form 10-K for 2009, the Company has reclassified marketing allowances paid to various customers through bill backs or direct payments from a selling and marketing expense to a reduction of gross sales in arriving at net sales.  This reclassification did not change gross sales or the net loss of the Company.  However, it does reduce our gross profit margin and total operating costs as illustrated in the table below.  In accordance with FASB ASC 250, this reclassification is required to be presented as a restatement for prior years.  Below find a table showing a comparison of the two presentations of the income statements presented in this Form 10-K.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comparative Income Statements before & after reclassification

	2008			2007
	Before	After	Difference	Before	After	Difference

Gross sales	$19,560,988	$19,560,988	$--	$12,607,076	$12,607,076	$--
Discounts & returns	(112,166)	(2,385,069)	2,272,903	(47,944)	(956,759)	908,815
Net sales	19,448,822	17,175,919	2,272,903	12,559,132	11,650,317	908,815
Cost of sales	(11,223,960)	(11,223,960)	--	(8,504,863)	(8,504,863)	--
Gross profit $	8,224,862	5,951,959	2,272,903	4,054,269	3,145,454	908,815
Gross profit % of net Sales	42.3%	34.7%	7.6%	32.3%	27.0%	5.3%
Operating expenses:
Selling and marketing	(4,976,564)	(4,976,564)	--	(3,778,268)	(3,778,268)	--
Allowances	(2,272,903)	--	(2,272,903)	(908,815)	--	(908,815)
Total selling and marketing	(7,249,467)	(4,976,564)	(2,272,903)	(4,687,083)	(3,778,268)	(908,815)
Total selling and marketing % of net sales	37.3%	29.0%	8.3%	37.3%	32.4%	4.9%
General and administrative	(8,664,409)	(8,664,409)	--	(6,472,440)	(6,472,440)	--
Total operating expenses	(15,913,876)	(13,640,973)	(2,272,903)	(11,159,523)	(10,250,708)	(908,815)
Total operating expenses % of net sales	81.8%	79.4%	2.4%	88.9%	88.0%	0.9%
Loss from operations	(7,689,014)	(7,689,014)	--	(7,105,254)	(7,105,254)	--

Other income (expenses):
Interest income	165,058	165,058	--	673,597	673,597	--
Interest expense	(5,897,573)	(5,897,573)	--	(6,200,874)	(6,200,874)	--
Cancellation of debt and other income	339,121	339,121	--	46,297	46,297	--
Income from derivatives	2,332,444	2,332,444	--	5,143,156	5,143,156	--
Gain/(loss) on disposal of assets	(20,014)	(20,014)	--	(5,858)	(5,858)	--

Total other expense $	(3,080,964)	(3,080,964)	--	(343,682)	(343,682)	--

Net loss $	$(10,769,978)	$(10,769,978)	$--	$(7,448,936)	$(7,448,936)	$--

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of credit risk with respect to cash and cash equivalents and restricted cash is the result of the Company having $1.7 million in three separate financial institutions.  The invested funds are in cash bank accounts, bank money market accounts, and cash reserve funds.  The cash or cash equivalent investments are liquid and the Company can access all funds with 3 days or less notice.  The restricted cash amounting to $140,000 is in a restricted money market account and secures the Company credit card program. The Company funds are in large reputable financial institutions.  The Company does not believe that it is subject to any unusual credit or market risk because the funds are invested with a large stable national bank that has not been included in the group of banks with known financial problems.

Concentration of credit risk with respect to trade receivables has decreased as the Company continues to diversify its customer base.  The Company routinely assesses the financial strength of its customers.  At December 31, 2009, the Company had three customers whose balances approximated 10%, 9% and 7% compared to 13%, 11%, and 5% of gross accounts receivable as of December 31, 2008.  No other customer balance exceeded 10% of gross accounts receivable.

Revenue Recognition

The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Net sales are recorded after of sales returns, discounts and allowances, which are estimated at the time of shipment based upon historical data.  The Company recorded $4,408,682, $2,385,069 and $956,758 in discounts, allowances and returns in 2009, 2008 and 2007, respectively.

Shipping and Handling Charges

The Company records shipping and handling charges, which are invoiced to customers with actual shipping and handling costs recorded as part of its cost of goods sold in the Statement of Operations.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $38,955, $58,681 and $99,388 for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 740," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Stock-Based Compensation

In accordance with FASB ASC 718 the Company calculates compensation costs for all share-based awards to employees based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). Other than the forfeitable stock issued to the executives and an employee in June 2009 that vest over five years, the Company has no outstanding employee options or share-based payment awards with market or performance conditions.

Derivative Gain

In accordance with FASB ASC 815, the Company is required to account for the warrants issued in connection with the Company’s senior convertible debt as derivative liabilities.  The Company is required to mark to market each reporting quarter the value of the warrants issued in connection with its senior convertible debt. The Company revalues these warrants at the end of each reporting period.  The periodic change in value of the warrants is recorded as either non-cash derivative income (if the value of the warrants decreases) or as non-cash derivative expense (if the value of the warrants increases).  Although the value of the warrants is affected by interest rates and the Company’s stock volatility, the primary cause of the change in the value of the warrants will be the value of the Company’s Common Stock.  If the stock price goes up, the value of the warrants will generally increase and if the stock price goes down the value of the warrants will generally decrease.  Due to the retirement of most of the warrants in 2009, which were accounted for as a liability, this accounting policy has limited applicability in 2009.

Loss per Share

Basic EPS is computed as net loss, divided by the weighted average shares outstanding during the period.  The potential common shares that can be issued total 1,196,657 at December 31, 2009, 17,978,590 at December 31, 2008, and 22,101,690 at December 31, 2007.  Inclusion of these shares is not incorporated in the computation as their effect would be anti-dilutive.  If the Company considered the in-kind dividend accrued on the Series B Preferred Stock in calculating the loss available to common shareholders the net loss per weighted average common share would increase from $(0.05) to $(0.06) for 2009 and from $(0.07) to $(0.08) for 2008.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at purchase date to be cash equivalents. Cash and cash equivalents include money market funds, which are carried at cost, plus accrued interest, which approximates market.

Trade Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers and are generally due net 30 days.  The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. After management has exhausted all collection efforts, management writes off receivables and the related reserve.  Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories consist principally of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.  The inventories include an allocation of general overhead in 2009.

Property and Equipment

Property and equipment are depreciated over their estimated useful lives using the straight-line method over three to seven years. Additions are capitalized when acquired. The cost of maintenance and repairs is charged to expense as incurred.

Intangibles

Intangibles are amortized over the life of the contract using straight-line method.

Fair Value of Financial Instruments

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Carrying Value December 31, 2009	Fair Value Measurements December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Promissory notes (net of discount)	$15,373,806	$--	$--	$15,373,806
Warrants	$9,477	$--	$--	9,477

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes and Warrants, which are both Level 3 liabilities as of December 31, 2009:

	Promissory Notes	Warrants
Balance at December 31, 2008	$11,477,203	$56,771
Promissory Notes Paid in 2009 - net	(8,237,203)	--
Income from change of indexed stock price	--	(47,294)
Issuance of notes with debt premium – net	23,260,000	--
Unamortized debt discount	(11,126,194)	--
Balance December 31, 2009	$15,373,806	$9,477

The Company determined the value of its promissory notes based on the comparative value of the promissory note using a 15.5% interest rate and the value of the stock issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 2009.

The Company carries the warrants on its balance sheet as a liability at fair value determined by using the Black Scholes valuation model.   As of December 31, 2009, the factors used in the valuation of the warrants was the Company’s stock price of $0.13, interest rate of 1.09%, 713 days remaining and volatility percentage of  123.4%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Subsequent events

Management has reviewed and evaluated material subsequent events from the balance sheet date of December 31, 2009, through the financial statements issue date of March 16, 2010.  All appropriate subsequent event disclosures have been made in the notes to the financial statements.

Recent Pronouncements and Accounting Changes

The Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This guidance establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s financial statements.

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

In May 2009, the Company adopted new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on the accompanying financial statements.

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

In January 2009, the Company adopted new accounting guidance on consolidations and requires the presentation of a non-controlling interest (formerly known as minority interest) as equity in the consolidated balance sheet and separate from the parent’s equity. The new guidance also requires that the amount of net income attributable to the non-controlling interest be included in consolidated net income on the face of the income statement and that any dividends paid to non-controlling interests be reported as a financing activity in the statement of cash flows. This new guidance requires changes in the parent’s ownership interest in consolidated subsidiaries to be accounted for as equity transactions. This new guidance also includes expanded disclosure requirements regarding the interests of the parent and related non-controlling interests. Beginning January 1, 2009, the Company has applied the new guidance to its accounting for non-controlling interests and its financial statement disclosures. The provisions of the new guidance have been applied to all periods presented in the accompanying financial statements.   The impact of adopting this new guidance did not affect the Company’s results of operations or financial position.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Recent Pronouncements and Accounting Changes (Continued)

In January 2009, the Company adopted new accounting guidance on business combinations. The new guidance retains the underlying concepts of previously issued accounting guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting (formerly known as the purchase method of accounting), but this new guidance changes the method of applying the acquisition method in a number of significant aspects. Under the new guidance, acquisition costs are generally to be expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. These changes are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before that date. This new guidance amends the accounting guidance for income taxes to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and uncertain income tax positions to be recognized as income tax expense. The adoption of this new guidance as of January 1, 2009 did not have an effect on the accompanying financial statements.

NOTE 4.    MAJOR CUSTOMERS AND VENDORS

The Company purchases certain products from five suppliers, which accounted for approximately 79%, 68% and 62% of total purchases in 2009, 2008 and 2007, respectively.  Management does not believe that the loss of these suppliers would have a severe impact on the result of operations since the Company has identified available products at other vendors.

During the years ended December 31, 2009, 2008, and 2007, the Company had sales to three major customers, which accounted for 13%, 10% and 9% of sales in 2009, 14%, 12% and 9% of sales in 2008, 20%, 16% and 13% of sales in 2007, respectively.  The Company recorded a bad debt expense of $49,900, $55,901 and $179,750 in 2009, 2008 and 2007, respectively.

Accounts receivable consists of the following at December 31, 2009 and 2008:

	2009	2008
Accounts receivable	$2,640,163	$1,542,660
Allowance for doubtful accounts	(66,440)	(16,540)
	$2,573,723	$1,526,120

	2009	2008
Beginning balance	$16,540	$211,600
Write-offs	--	(250,961)
Bad debt expense	(49,900)	(55,901)
Ending balance	$66,440	$16,540

NOTE 5.    INVENTORY

Inventory consists of the following at December 31, 2009 and 2008:

	2009	2008
Raw materials	$1,053,415	$603,845
Finished goods	212,714	220,124
	1,266,129	823,969
Reserve for obsolescence	(20,000)	(38,256)
	$1,246,129	$785,713

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2009 and 2008:

	2009	2008
Production equipment	$17,068,830	$13,831,850
Leasehold improvements	476,230	472,229
Office equipment	312,119	302,602
Vehicles	46,897	46,897
Construction-in-process	41,323	--
Total cost	17,945,399	14,653,578
Less accumulated depreciation	(6,315,863)	(3,288,325)
	$11,629,536	$11,365,253

During the years ended December 31, 2009, 2008 and 2007 depreciation expense totaled $3,101,817, $1,780,593 and $506,592, respectively.

NOTE 8.    INTANGIBLE ASSETS

Intangible assets include loan costs of $3,221,400, net of amortization of $1,322,206, or $1,899,194.  The loan costs related to the promissory notes are being amortized over the life of the loan; sixty six months, five years or eight years.  The loan costs related to the 2008 factoring fee are being amortized over the three year contract term.  Amortization expense as of December 2009, 2008 and 2007 was $182,748, $7,867, $16,834, respectively.

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee that is being amortized based on the quantity of product sold over the term of the contract.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012, therefore, the remaining conversion fee is being amortized through the end of the amended contract. The Company recorded an amortization expense for 2009, 2008 and 2007 of $156,450, $87,330 and $80,802, respectively.  The conversion fee net of the $403,178 accumulated amortization is reported as an allowance on the statement of operations and an intangible asset on the Company’s balance sheet.

In 2008, the Company entered into one year exclusivity period contracts with three regional convenience store chains.  The Company paid for the installation of 1,050 machines at a cost of $183,718.  The installation costs were fully amortized in 2009.  The Company recorded an amortization expense for 2009 and 2008 of $80,212 and $103,506, respectively.

Intangible Assets	2009	2008
Loan fees	$3,221,400	$1,167,954
Conversion fee	900,000	900,000
Installation Costs	183,718	183,718
	4,305,118	2,251,672
Accumulated amortization	(1,909,103)	(1,489,693)
Net intangibles	$2,396,015	$761,979

 Amortization of the intangibles is as follows:

2009

December 31, 2010	$475,968
2011	523,560
2012	328,655
2013	271,834
2014	271,834
Thereafter	524,164

$2,396,015

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9.    LINES OF CREDIT

In April 2009, the Company entered into financing arrangements with two of its vendors.  The initial terms of the arrangement provide for the Company to make 12 monthly payments and pay interest of 10% and 12% per annum on the outstanding balance.  As of December 31, 2009, the outstanding balances were $854,768 and $404,542.  The company incurred $139,000 in interest expense on these facilities in 2009.

In April 2009, the Company paid off its $4,777,000 working capital line of credit balance through Wells Fargo Bank, N.A. The line matured July 1, 2009 and was not renewed. The company incurred $30,000 in interest expense on the line in 2009.

In October 2008, the Company entered into a financing arrangement with a factoring company.  The terms of the lending facility provided for the Company to receive advance funding of up to 75% on the balance of its receivables up to $6,000,000.  In September 2008, the Company paid a due diligence fee of $29,500 which is being amortized over the life of the contract, 36 months.  The Company pays a 0.465% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at three percent over prime. As of December 31, 2009, the rate was 6.25% on the amount advanced by the factoring based on the days the receivables is outstanding.  In addition, the factoring facility allows the Company, at its option, to receive as an advance an additional 25% of the eligible receivables.  This optional advance must be repaid over a 13 week period before it can be advanced again.  The Company pays a 0.5% draw down fee and interest of 0.467% per diem on the outstanding balance for the optional advance. The amount owed on the factoring line as of December 31, 2009 was $1,772,801.

NOTE 10.    LONG-TERM DEBT

Promissory Notes

On April 11, 2002, the Company issued $5,000,000 in promissory notes bearing 10% interest per year, which matured on April 11, 2007. The proceeds of this funding paid off a prior loan commitment and provided the Company with working capital to begin operations.  In connection with these promissory notes, the Company issued 30,000,000 shares of its restricted Common Stock and paid a 10% loan cost totaling $500,000. The Company determined that per FASB ASC 470 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the note holders had effectively purchased the 30,000,000 shares of restricted Common Stock for $2,910,973 and had paid $2,089,027 for the debt, based on the relative fair values of the respective equity and debt instruments issued.  Accordingly, a $2,910,973 debt discount was recognized on the $5,000,000 principal value of the promissory notes, which was amortized over the five-year life of the debt.  This accounting makes the effective compound interest rate on the notes approximately 25% over the term of the debt.  Of the $5,000,000 in promissory notes $4,500,000 plus related accrued interest were converted to Series B Preferred Stock in 2006.  The remaining $500,000 of principal plus accrued interest of $250,000 was paid by the Company in April 2007.

In 2003, the Company issued $6,000,000 in promissory notes bearing 10% interest per year, which matured in 2008. The proceeds of this funding provided the Company with working capital to continue operations. In connection with these promissory notes, the Company issued 36,000,000 shares of its restricted Common Stock and paid loan costs totaling $313,550.  The Company determined per FASB ASC 470, the note holders had effectively purchased the 36,000,000 shares of restricted Common Stock for $3,365,466 and had paid $2,634,534 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $3,365,466 debt discount was recognized on the $6,000,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt.  Of the $6,000,000 in promissory notes, $5,775,000 plus related accrued interest were converted to Series B Preferred Stock in 2006 and the remainder paid in cash.

In 2004, the Company issued $2,700,000 in promissory notes bearing 10% interest per year, which mature in 2010. The proceeds of this funding provided the Company with working capital to continue operations.  In connection with these promissory notes, the Company issued 6,750,000 shares of Common Stock and incurred loan costs totaling $225,000.   The Company determined that per APBO No. 14 the note holders had effectively purchased the 6,750,000 shares of restricted Common Stock for $1,518,914 and had paid $1,181,086 for the debt, based on the relative fair values of the respective equity and debt instruments issued. Accordingly, a $1,518,914 debt discount was recognized on the $2,700,000 principal value of the promissory notes, which is being amortized over the five-year life of the debt. This accounting makes the effective compound interest rate on the notes approximately 25% over the life of the debt.  All of the $2,250,000 in promissory notes plus accrued interest was converted to Series B Preferred Stock in 2006.  In 2009, $175,000 plus accrued interest was paid, the remaining $25,000 is due in February 2010 but remains unpaid as of March 2010.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10.    LONG-TERM DEBT (continued)

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

Of the $22.5 million invested in senior subordinate promissory notes, $12.0 million was received from a private equity firm. The private equity firm investor received an eight year promissory note for $12.0 million and 50,000,000 shares of the Company’s restricted common stock in accordance with its securities purchase agreement. In connection with the private debt offering, the Company also entered into a professional services agreement with a private equity firm.  Pursuant to the services agreement, the Company engaged the private equity firm to provide financial and management consulting services to the Company and paid $500,000 for consulting services provided by it to the Company prior to the closing of the funding.  Under the services agreement, in consideration of the consulting services to be provided by the private equity firm during the term of the agreement, the Company will pay the private equity firm an annual management fee of $100,000, which will be payable in quarterly installments.  The Services Agreement terminates by its terms on September 30, 2014.  The Company has capitalized the $500,000 consulting service fee as an intangible asset and will amortize it as additional interest expense over the period of the loan.   The annual management fee will be expensed over the related period of the services.

The Company also agreed to appoint a representative of the private equity firm investor to the Company’s Board of Directors prior to the first meeting of the Board of Directors following the closing of the funding.  The Company agreed to nominate the investor’s representative to serve on the Company’s Board of Directors so long as the investor continues to hold certain agreed amounts of outstanding shares and outstanding principal under the notes; but not beyond the tenth anniversary of the closing of the financing.   Mr. Scott Dickey was nominated and elected to the Company’s Board of Directors in September 2009.   Additional details are disclosed in the Form 8-K filed April 10, 2009.

In connection with the private equity investment of $12.0 million in this private debt offering, the Company recorded a debt discount of $4,321,183 on the promissory note which is being amortized as additional interest over the period of the note.   The discount was determined using the relative fair value of the promissory note and the restricted common stock issued in connection with the debt offering.   The effective interest rate including the discount amortization is approximately 13.95%.

In connection with the other $10.5 million investment in this private debt offering, the Company determined that the best accounting treatment of the 52.5 million shares of stock issued is to use the relative fair value method to calculate the discounted fair value of the debt and amortize the discount over the maturity of the debt on an effective interest basis.  The Company recorded a debt discount of $4,232,424, which is being amortized as an additional non-cash interest expense over the eight-year period of the promissory notes at an effective compound interest rate of approximately 12.9%.

As a part of the $10.5 million raised, Company board members, Mssrs. Baker, Beard, Carlton and Hackett, invested a total of $2,600,000 or $2.0 million, $100,000, $200,000, and $300,000, respectively and received a promissory note for the amount of their investment plus five shares per dollar invested for a total of 13,000,000 shares of the Company’s restricted common stock in the same ratio as other similar investors.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10.    LONG-TERM DEBT (continued)

These Senior Subordinated  promissory notes bear simple interest at the rate of 10% per annum, are payable upon demand at any time on or after January 1, 2017, and may be prepaid by the Company without penalty at any time.  Interest under the notes is payable in consecutive quarterly installments beginning on April 1, 2009 and principal and interest become payable in quarterly installments commencing on April 1, 2012.  The obligations represented by the notes and the payment of the principal and interest on the Notes are subordinate and subject to certain existing promissory notes issued by the Company in private placement offerings conducted from 2002 to 2005, capital leases, senior debt and certain other permitted indebtedness.  In 2009, the Company incurred $1.8 million of interest expense in connection with this debt and $1.2 million in non-cash accretion of the $8.6 million debt discount recorded as part of the transaction.

In 2008, the Company incurred $9,000 of interest expense in connection with this debt and $6,000 in non-cash accretion expense.

In November 2009, the Company entered into Securities Purchase Agreements for senior subordinate promissory notes with the private equity firm noted above.  The private equity firm investor received a sixty-six month promissory note for $4.0 million and 15,000,000 shares of the Company’s restricted common stock in accordance with its securities purchase agreement. These Senior Subordinated  promissory notes bear simple interest at the rate of 12% per annum, are payable upon demand at any time on or after January 1, 2017, and may be prepaid by the Company without penalty at any time.   In 2009, the Company incurred $58,000 of interest expense in connection with this debt and $31,649 in non-cash accretion expense of the $1.8 million debt discount recorded as part of the transaction, paying an effective interest rate of 12.7%

In addition, as part of the November 2009 transaction, the private equity firm committed to advance, at the Company’s election subject to certain conditions up to another $3.5 million, under similar terms to fund debt service on their $12.0 million Senior Subordinated promissory notes funded in April 2009.  The Company would issue a sixty-six month promissory note and 3.75 shares of common stock for every dollar funded on this commitment.  However, the Company does not currently have sufficient shares available to issue in order to fully make use of this commitment.

Senior Convertible Debt

In December 2008, the Company entered into an agreement with the Senior Convertible Debt holders which gave it the right to prepay the Senior Convertible Debt at a discount.  In December 2008, the Company prepaid $1,289,436 of the then outstanding balance for $928,394.  The Company reported forgiveness of debt income of $361,042 in connection with the prepayment.  In April 2009, the Company prepaid the remaining balance of $10,457,551 for $8,575,192.  The Company reported forgiveness of debt income of $1,882,359, for a net of $1,798,629.

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
DECEMBER 31, 2009

NOTE 10.    LONG-TERM DEBT (continued)

In 2007, the Company paid in cash $388,889 of principal and $433,796 of accrued interest related to its Senior Convertible debt. In addition, the Company issued 3,763,110 shares of its Common Stock in payment of $2,879,654 in principal and $704,802 in accrued interest of the Senior Convertible debt.

In 2008, the Company paid in cash $1,603,977 of principal and $22,846 of accrued interest related to its Senior Convertible debt.  In addition, the Company issued 15,941,351 shares of its Common Stock in payment $4,290,427 in principal and $1,151,861 in accrued interest. The Company recorded a non-cash accretion expense of $4,261,949 and $4,496,279 in 2009 and 2008, respectively.

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

In 2009, the Company recorded interest expense in connection with its $21 million Senior Convertible Debt of $5,087,461. The interest expense is made up of accrued interest on the convertible notes of $200,069 plus non-cash accretion of its debt discount of $4,887,392.

In connection with the Senior Convertible Debt, the Company issued warrants for the purchase of 6,644,554 of the Company’s Common Stock.  The Company issued Series A Warrants for 3,519,555 common shares at a strike price of $1.95 per share and Series B Warrants for 3,124,999 at a strike price of $2.24 per share.  Any or all of the warrants maybe exercised any time between June 2007 and December 2011.  The Company would receive gross proceeds of $13,863,130 if these warrants were exercised in full at their current strike prices. The A and B Warrant agreements are identical except for the strike price. These warrants were valued at the time of issuance using the Black-Scholes option valuation, which resulted in a fair value of $3,906,076 for the A Warrants and $3,406,249 for the B Warrants, representing a total fair value of these warrants of $7,312,955 as of December 15, 2006.  Because the warrants may be settled in cash under certain circumstances, the Company was required under FASB ASC 815 to use liability accounting for the warrants.  The fair value of the A and B warrants of $7,312,955 was recorded as a warrant liability.  In connection with the issuance of the Senior Convertible Debt, the Company also issued Series C Warrants for the purchase of 11,731,844 at a strike price of $1.79 per share.  These warrants only become exercisable if and to the extent the Company exercises its option to pre-pay part or all of the Senior Convertible Debt after April 8, 2009.  These warrants were retired in April 2009 as part of the redemption of the Senior Convertible Debt.

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

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10.    LONG-TERM DEBT (continued)

In connection with the issuance of the Senior Convertible Debt, the Company entered into a Registration Rights Agreement that required it to file for registration of a number of shares of Common Stock sufficient to allow full conversion of the principal and interest payments and exercise of the warrants.  In January 2007, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission.  It was declared effective April 25, 2007.

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

As of December 31, 2009, the Company determined that, using the Black-Scholes formula, the fair value of the remaining warrants had declined.  Accordingly, the Company recorded “Income from derivatives” and recorded a corresponding reduction in the “Warrants liability” of $47,294 and $2,332,444 in 2009 and 2008, respectively.  The Company used the following factors in calculation of Black Scholes value, fixed interest of 1.9%, stock price of $0.13, days remaining of 713 and volatility of 123.4% in December 31, 2009 and fixed interest rate of 1.8%, stock price of $0.12, days remaining of 1,078 and volatility of 90.6% as of December 31, 2008.

Long-term debt at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Notes payable, unsecured, payable at quarterly starting April 2012. Interest paid quarterly starting April 2009 interest at 10% per annum. Matures 2016	$22,500,000	$3,240,000
Notes payable, unsecured, payable at maturity including interest at 12% per annum. Matures 2015.	4,000,000	--
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2009	25,000	200,000
Notes payable, unsecured, payable at maturity including interest at 10% per annum. Matures 2010.	25,000	25,000
Lease payable, secured by equipment, payable in monthly installments of $16,528. Interest paid separately at 15.5% per annum. Matures 2011.	363,611	561,944
Lease payable, secured by equipment, payable in monthly installments of $631, including interest at 6% per annum. Matures 2012.	17,537	23,850
Lease payable, secured by equipment, payable in monthly installments of $564, including interest at 9.879% per annum. Matures 2012.	14,940	19,960
Lease payable, secured by equipment, payable in monthly installments of $438, including interest at 8.394% per annum. Matures 2012.	11,104	15,237
Lease payable, secured by equipment, payable in monthly installments of $6,754, including interest at 16.41% per annum. Matures 2010.	6,663	79,943
Senior convertible debt, unsecured, payable in installments from May 2007 through October 2011 with interest at 6.95% per annum due quarterly starting April 2007 through maturity in 2011. The debt was redeemed in full in 2009	--	11,540,487
Total long-term debt	26,963,855	15,706,421
Less current portion	271,732	5,128,747

Long-term debt less current portion.	$26,692,123	$10,577,674

Long-term debt matures as follows:
2010	$271,732	$5,128,747
2011	183,391	4,938,400
2012	3,383,732	2,390,542
2013	4,500,000	494,732
2014	4,500,000	648,000
Thereafter	14,125,000	2,106,000
	$26,963,855	$15,706,421

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 11.    COMMITMENTS AND CONTINGENCIES

As of December 31, 2009, Javo had forward commitments to purchase green coffee beans of approximately $885,283.

Leases

The Company entered into a non-cancelable operating lease for its office and manufacturing space in October 2002. The lease was extended for an additional year in December of 2008 and will expire in November 2010. The Company is currently in lease negotiations for a new lease for it corporate and production facility.  Also, in 2008, the Company entered into a cancelable operating lease for additional warehouse space.  Total rent expense for all operating leases for the years ended December 31, 2009, 2008 and 2007 amounted to $434,873, $393,960 and $337,624, respectively.

The Company's future annual minimum lease payments as of December 31, 2009 are as follows:

Year Ending

2010	$437,946
$437,946
Litigation

As of December 31, 2009 there were no material claims filed against the Company.  The Company in its normal course of doing business is subject from time to time to disputes and to legal proceedings against it.

NOTE 12.    STOCK AND WARRANT TRANSACTIONS

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

On April 25, 2007, a majority of the independent members of the Board approved the award of incentive options for the purchase of a total of 5,000,000 shares of the Company’s restricted Common Stock at a strike price of $1.16 to four Company executives and one key employee.  Sixty percent of the options vest after 3 years, 20% after 4 years, and the remaining 20% after 5 years.  The fair value of the ten-year options was determined to be $4,988,000.  This was calculated using Black Scholes with a 105% stock volatility, 2,555 days for the estimated remaining life of the options, a fixed interest rate of 4.5%, and the strike price of $1.16.  The Company recognized the value of the options as non-cash deferred compensation over the term of the options based on their vesting schedule. The Company recorded a non-cash expense of $602,717 and $1,446,520 related to the stock options, in 2009 and 2008 respectively.  The options were forfeited in June 2009.  A summary of option activity for 2009 is presented below:

Options	Shares

Outstanding at December 31, 2008	5,000,000

Granted	--
Exercised	--
Forfeited	(5,000,000)
Expired	--
Outstanding at December 31, 2009	--

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 12.    STOCK AND WARRANT TRANSACTIONS (Continued)

Compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In 2007, the Company issued 5,000,000 employee options or share-based payment awards with market or performance conditions. The shares vested over a 5-year period with the first vesting in the third year.  In connection with the issuance of these options, the Company recorded deferred compensation of $4,988,000, which was being amortized as an expense based on the five year vesting period. The Company and executives holding the options agreed to cancel these employee options in June of 2009.  The Company reported non-cash option expense related to the 2007 option grants of $602,717 and $1,446,520 in 2009 and 2008, respectively.

In June of 2009, the Company Board approved and the Company issued 5,000,000 shares of forfeitable common stock to employees. The shares vest over a 5-year period with the first vesting in the third year.  The Company reported non-cash compensation expense of $217,500 in 2009.  The Company did not issue any employee options in 2009.

The following table shows information regarding outstanding equity awards at December 31, 2009 for our named executive officers.

	Shares of
	Forfeitable	Vesting Period
	Restricted	60%	20%	20%
	Common Stock	June 2012	June 2013	June 2014
Cody C. Ashwell	2,000,000	1,200,000	400,000	400,000
Gary A. Lillian	1,300,000	780,000	260,000	260,000
Richard A. Gartrell	500,000	300,000	100,000	100,000
William E. Marshall	1,000,000	600,000	200,000	200,000
Total	4,800,000	2,880,000	960,000	960,000

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

In July 2009, the Company issued 214,794 shares of Series B Preferred Stock as payment in kind for a $1 dividend per share to the holders of the Series B Preferred Shares.  The Series B Preferred Stock earns a $1 per share dividend payable in kind or cash at the Company's option each July.

Warrants – Senior Convertible Debt

The outstanding warrants for the purchase of the Company’s Common Stock as of December 31, 2009, are listed below.  None of the warrants is owned by a director, officer or employee of the Company.

Strike Price	Number of Warrants	Exercise Period
$1.79	351,955	June 2007 through December 2011
$1.95	105,587	June 2007 through December 2012
$2.24	93,750	June 2007 through December 2013
	551,292

If these warrants were exercised, the Company would receive $1 million in additional capital.  These warrants are being accounted for as derivative instruments and the fair value is determined on a mark-to-market basis using the Black Scholes Valuation Model.  During 2009, the Company recorded non-cash derivative income of $47,294, compared to $2,332,444 in 2008 before the retirement of most of its outstanding warrants.  The warrants listed above are the amount prior to any anti-dilution resets.

In 2008, the Company retired 351,956 warrants with a $1.95 strike price and 312,500 warrants with a $2.24 strike price for a total of 664,455 warrants from the Senior Convertible debt holders.  In 2009, the Company retired 837,990 warrants with a $1.95 strike price and 744,047 warrants with a $2.24 strike price for a total of 664,455 warrants from the Senior Convertible debt holders. Due to the retirement of most of the Company’s warrants in 2009 this liability is insignificant at $9,477.  The following table is a summary of the warrants calculation:

	2009			2008			2007
Strike Price	$1.79	$1.95	$2.24	$1.79	$1.95	$2.24	$1.79	$1.95	$2.24
Share price	$0.13	$0.13	$0.13	$0.12	$0.12	$0.12	$0.74	$0.74	$0.74
Warrants outstanding	351,955	105,587	93,750	351,955	3,273,187	2,906,249	351,955	3,625,142	3,218,749
Remaining days	713	713	713	1,078	1,078	1,078	1,444	1,444	1,444
Volatility	123.41%	123.41%	123.41%	90.6%	90.6%	90.6%	88.0%	88.0%	88.0%
Interest rate	1.09%	1.09%	1.09%	1.80%	1.80%	1.80%	4.5%	4.5%	4.5%
Black-Scholes value	$0.018	$0.0167	$0.0147	$0.0103	$0.0094	$0.0077	$0.3536	$0.3407	$0.3199

NOTE 13.    PROVISION FOR INCOME TAXES

No provision for income taxes was recorded in 2009, 2008 or 2007 since the Company generated both book and tax losses.  The Company’s deferred tax assets consist of the following:

	2009	2008	2007
Net operating loss carry forward	$78,000,000	$62,300,000	$49,500,000

Calculated deferred tax benefit	31,200,000	24,900,000	19,800,000
Valuation allowance	(31,200,000)	(24,900,000)	(19,800,000)
Deferred tax asset	$--	$--	$--

Provision for income tax benefits were as follows:
Tax benefit, calculated at statutory rate	(4,680,000)	(3,934,200)	(3,128,400)
Increase in valuation allowance	4,680,000	3,934,200	3,128,400
	$--	$--	$--

At December 31, 2009, the Company had net operating loss carry forward of approximately $40 million for federal and state purposes that expire in various years through 2027.  The extent to which these loss carry forwards can be used to offset future taxable income may be limited.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE  14.    RELATED PARTY TRANSACTIONS

Private Debt Offering

As a part of the $10.5 million raised in 2008 and 2009, Company board members, Mssrs. Baker, Beard, Carlton and Hackett, invested a total of $2.6 million or $2.0 million, $100,000, $200,000, and $300,000, respectively and received a promissory note for the amount of their investment plus five shares per dollar invested or for a total of 13 million shares of the Company’s restricted common stock in the same ratio as other similar investors.

Preferred Stock Dividend

The Company issued in-kind dividends of 16,225, 14,754 and 13,409 shares of Series B Preferred Stock, respectively, to six of its Board members in 2009, 2008 and 2007, respectively.  The following table breaks down the ownership of preferred shareholders by non-related and related parties.

	2009	2008	2007
Non-related parties	2,184,268	1,985,698	1,805,181
Board of Directors	178,478	162,253	147,502
Total	2,362,746	2,147,951	1,952,683

Dispenser

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Baker, Hackett and Solomon, two former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers.  The term of the rental agreement extends to 2010 and, at the end of the term, the Company has the right to acquire the dispensers for nominal consideration of $1.00.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE  14.    RELATED PARTY TRANSACTIONS (CONTINUED)

Dispenser

As of December 31, 2009, the LLC had purchased 896 dispensers.  The Company incurred dispenser rental expense of $728,160, $728,160 and $716,640, in 2009, 2008 and 2007, respectively.  Presented below are the Condensed Balance Sheets as of December 31, 2009 and 2008, and the Statements of Operations for the years ended December 31, 2009, 2008, and 2007 respectively.

JAVO DISPENSER, LLC.
 CONDENSED BALANCE SHEETS
As of December 31, 2009 and 2008
(UNAUDITED)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,167	$704
Accounts receivable	452,120	253,326
Total current assets	453,287	254,030
Property and equipment, net	594,416	1,041,210
Total assets	$1,047,703	$1,295,240

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,950	$52,284
Long-term debt	338,764	806,610
Total liabilities	362,714	858,894
Member Equity	684,989	436,346
Total liabilities and member equity	$1,047,703	$1,295,240

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009,  2008 and 2007
(UNAUDITED)

	2009	2008	2007

Rental Income	$730,482	$728,160	$716,640
Operating expenses:
General and administrative	(457,849)	(443,302)	(434,307)
Total operating expenses	(457,849)	(443,302)	(434,307)
Income from operations	272,633	284,858	282,333
Other income (expenses):
Interest expense	(23,990)	(69,031)	(143,887)
Net Income	$248,643	$215,827	$138,446

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2009.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, management has determined that as of December 31, 2009, there was a material weakness in our internal control over financial reporting. The Company previously reported its marketing allowances as a part of its selling and marketing expenses instead of properly reporting them as part of net sales in accordance with FASB ASC 605. This error had no effect on previously reported net loss, but it reduced gross profit and operating expenses and therefore resulted in a restatement of the 2008 and 2007 statements of operations. Thus, the Company reclassified marketing allowances presenting them as a part of net sales instead of selling expenses. In light of this material weakness, management has concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of our presentation controls in the future we intend on adding financial staff resources to our accounting and finance department.

Changes in Internal Control over Financial Reporting

The Company periodically hires an independent consultant to help the Company develop, test and implement the best process to ensure that its internal controls over Financial Reporting are effective and efficient.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been reviewed and attested by Farber Hass Hurley LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.  Other Information

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names and ages of Javo’s executive officers and directors, as of December 2009, as well as certain biographical information.

CODY C. ASHWELL, 39

Cody C. Ashwell is the Chairman and Chief Executive Officer of Javo Beverage Company. Mr. Ashwell has served as the Company's CEO and Chairman since September 2001, acted as a consultant to the Company prior to that, and has held a major stake in the Company since 1999. Prior to joining Javo, Mr. Ashwell was managing partner of Ashwell, Marshall & Associates. Prior to this, he was the founder and principal of a successful financial and insurance services firm, which was sold to the Allstate Insurance Corporation.

GARY LILLIAN, 53

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

RICHARD A. GARTRELL, 61

Richard A. Gartrell has served as Javo's Chief Financial Officer since 2001 and acted as a consultant to the Company for two years prior to that.  Mr. Gartrell was a certified public accountant (inactive) and has more than 32 years of accounting experience.  He has acted successfully in the position of chief financial officer at several company’s, most recently AMX Resorts, Inc. Mr. Gartrell has been qualified as an expert witness in forensic accounting and holds a Bachelor of Science degree in accounting from Colorado State University.

WILLIAM E. MARSHALL, 39

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

WILLIAM C. BAKER, 76

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

RONALD S. BEARD, 71

Ronald S. Beard has served as a Director of Callaway Golf Company since June 2001. He is the non-executive Chair and also serves as lead independent director. Mr. Beard is currently a partner in the Zeughauser Group, consultants to the legal industry. Mr. Beard is a retired former partner of the law firm of Gibson, Dunn & Crutcher LLP. He joined the firm in 1964, served as Chairman of the firm from April 1991 until December 2001, and was also its Managing Partner from April 1991 until mid-1997. Mr. Beard served as Callaway Golf Company's general outside counsel from 1998 until he joined the Board of Directors. He received his law degree in 1964 from Yale Law School.

JERRY W. CARLTON, 68

Jerry W. Carlton serves as vice-chair of the Board of Oakmont Corporation, which manages various investments.  Mr. Carlton is an attorney specializing in tax and general business law and was a partner in O'Melveny & Myers L.L.P. for 30 years. As Managing Partner of the firm's Orange County office for 15 years, Mr. Carlton handled hospital acquisitions and divestitures and was responsible for all legal aspects of a large managed care entity. Mr. Carlton has served as a director of numerous public and privately-held companies and on the boards of several charitable organizations, including: Phoenix House, Prentice Day School, Willametta K. Day Foundation, Arlington Investment Company, Vicente Management Company and the Foley Timber Company, Oakmont Corporation and Fibres International. Mr. Carlton earned his law degree from the University of Texas in 1967.

SCOTT P. DICKEY, 43

Scott P. Dickey has been an Operating Partner of Falconhead and President of Competitor Group, Inc., a private endurance sports media and event entertainment company, since May 2008.  From 2006 to 2007, he served as President of Transworld Media, an action sports media company and a former division of Time Warner. From 2004 to 2006, Mr. Dickey was at K2 Inc., a publicly-traded manufacturer and distributor of premier branded sporting goods equipment, serving as President of K2 Licensed Products Inc. and K2 Properties, a division he organized and launched. From 2001 to 2004, Mr. Dickey served as President and Chief Operating Officer of Fotoball USA, Inc., a publicly-traded sports and entertainment marketer and manufacturer specializing in licensed sporting goods, which K2 Inc. acquired. He currently serves on the board of directors of Competitor Group, Inc. Mr. Dickey received a Bachelor of Arts degree from Bates College in Lewiston, Maine.

STANLEY L. GREANIAS , 65

Stanley L. Greanias joined the board in March 9, 2010.  Mr. Greanias has served as the President and Chief Executive Officer of the Greek American Restaurant Cooperative since 2009.  From 2005 to 2007, he served as the President and Chief Executive Officer of Grecian Delight Foods, Inc.  From 1999 to 2003, Mr. Greanias was the Vice President of Sara Lee Corporation and the Chief Executive Officer of Sara Lee Coffee and Tea, North America.  From 1990 to 1999, he was Group President of Sara Lee Coffee and Tea, North America and from 1985 to 1990, the President and CEO of Superior Coffee.  From 1992 to 1993, Mr. Greanias served as the chairman of the National Coffee Association.

TERRY C. HACKETT, 61

Terry C. Hackett has been a director of the Company since January 2004.  Mr. Hackett has specialized in business and real estate transactions during his legal career. Currently he is the President of Hackett Management Corporation, a real estate management company, which manages certain real estate assets, primarily retail properties. For fifteen years Mr. Hackett sat on the Board of Directors of Knott's Berry Farm Foods, which manufactured preserves, salad dressings, and other products for distribution throughout the United States. The company was sold to ConAgra in 1995. Mr. Hackett also sat on the Board of the parent company, Knott's Berry Farm, which was involved in the theme park, retail and food service business. Subsequently, he was the representative for the Knott family on the Board of Cedar Fair LP, which acquired Knott's. Mr. Hackett has a degree in business finance from the University of Southern California School of Business and juris doctorate from the University of Southern California School of Law.

STANLEY A. SOLOMON, 69

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

RICHARD B. SPECTER, 57

Richard B. Specter has been a director of the Company since January, 2004.  Mr. Specter is a partner in the Southern California law firm of Corbett, Steelman & Specter. Mr. Specter has served as a litigator for over thirty-three years with extensive experience in both Federal and State courts. He has acted as lead counsel in major litigation involving franchise disputes, distribution rights, unfair competition and trademark issues. He has also been involved in antitrust matters affecting the petroleum, sports and newspaper industries, Federal and State securities claims, and commercial transactions. Mr. Specter's trial experience includes the areas of product liability, business disputes, real estate matters, insurance, professional malpractice and banking litigation, and antitrust litigation. Mr. Specter received his B.A. degree from Washington University and his law degree from George Washington University. Mr. Specter is a member of the Orange County Bar Association, American Bar Association, Pennsylvania Bar Association, Illinois State Bar Association, and Missouri Bar Association.

There are no family relationships among our directors or executive officers. With the exception of Scott P. Dickey, who joined the board in 2009, and Stanley L. Greanias, who joined the board in 2010, each outside director received 150,000 shares of the Company's Common Stock as compensation for his service on the board of directors in 2004 and in 2008.  No additional compensation has been given or paid to outside directors or executive committee members.

Compliance With Section 16(a) of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934 and SEC rules, the Company's directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all reports filed under Section 16(a).  To the Company’s knowledge, based solely on the review of copies of the reports furnished to the Company, reports required to be filed by its executive officers, directors and greater-than-10% stockholders were timely filed with the exception of Forms 4 for Messrs. Beard, Carlton and Hackett that were due to be filed on April 8, 2009 but were not filed until April 9, 2009.

Code of Ethics

The Company has adopted a formal written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Javo has posted a copy of its code of ethics on its website at www.javobeverage.com.  If we make substantive amendments to the code of ethics, or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting officer, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website and/or in a report on Form 8-K in accordance with applicable rules and regulations.  You may also request a printed copy of the code of ethics, without charge, by writing the Company at 1311 Specialty Drive, Vista, California  92081, Attn: Investor Relations.

Audit Committee

The Company does not have a standing audit committee.  As a small company that is traded on the OTC market, it believes that all members of its Board of Directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for us to perform the functions otherwise associated with an audit committee; therefore, the entire Board of Directors acts as the audit committee.  The Board of Directors has determined that William C. Baker qualifies as an audit committee financial expert as defined in Item 407 of Regulation S-K of the Securities and Exchange Act of 1934.  The Company believes that Mr. Baker does not satisfy the independence standards promulgated by the NASDAQ Stock Market (including independence standards for audit committee members) due to his ownership interest in Javo Dispenser, LLC.  Because Javo does not have a separate audit committee, it does not currently have a written audit committee charter or similar document.  We plan to form a standing audit committee during fiscal 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements – See Index on page F-1

(b) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description	Incorporated by Reference From	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	Current Report on Form 8-K, as Exhibit 3.5	November 6, 2006
3.2	Bylaws of the Registrant, as adopted June 21, 2002	Current Report on Form 8-K, as Exhibit 3.3	August 19, 2002
4.1	Shareholder Rights Agreement, dated July 1, 2002, by and between Javo Beverage Company, Inc. and Corporate Stock Transfer, Inc. as Rights Agent	Current Report on Form 8-K, as Exhibit 4.2	August 19, 2002
4.2	Amendment No. 1 to Rights Agreement, dated as of November 17, 2009, by and between the Company and Corporate Stock Transfer, Inc.	Current Report on Form 8-K, as Exhibit 4.1	November 19, 2009
4.3	Certificate of Designation of Series B Preferred Stock	Current Report on Form 8-K, as Exhibit 3.4	June 7, 2006
4.4	Registration Rights Agreement, dated December 15, 2006, by and among Javo Beverage Company, Inc. and the Investors named therein	Current Report on Form 8-K, as Exhibit 10.7	December 18, 2006
4.5	Form of Series A Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.9	December 18, 2006
4.6	Form of Series B Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.10	December 18, 2006
4.7	Form of Series C Warrant to Purchase Common Stock	Current Report on Form 8-K, as Exhibit 10.11	December 18, 2006
10.1*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Cody C. Ashwell	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.1	April 16, 2002
10.2*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Gary A. Lillian	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.2	April 16, 2002
10.3*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Richard A. Gartrell	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.3	April 16, 2002
10.4*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and William E. Marshall	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as Exhibit 10.4	April 16, 2002
10.5*	Employment Agreement by and between La Jolla Fresh Squeezed Coffee Company, Inc. and Stephen F. Corey	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 2001, as Exhibit 10.5	April 16, 2002
10.6	Net Industrial Lease (Facility Lease), dated August 12, 2002, by and between Square One Partners and La Jolla Fresh Squeezed Coffee Company, Inc.	Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2002, as Exhibit 10.1	August 15, 2002

Exhibit Number	Description	Incorporated by Reference From	Filing Date
10.7*	2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.1	May 1, 2008
10.8*	Form of Non-Qualified Stock Option Agreement for Company Employees for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.2	May 1, 2008
10.9*	Form of Non-Qualified Stock Option Agreement for Company Non-Employee Directors for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.3	May 1, 2008
10.10*	Form of Restricted Stock Award Agreement for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.4	May 1, 2008
10.11*	Form of Performance Share Award Agreement for use with 2007 Stock Option and Incentive Plan	Current Report on Form 8-K, as Exhibit 10.5	May 1, 2008
10.12	Javo Dispenser LLC Master Equipment Lease Agreement	Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, as Exhibit 10.1	August 1, 2008
10.13	Limited Liability Agreement of Javo Dispenser, LLC	Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, as Exhibit 10.2	August 1, 2008
10.14	Amendment No. 1 to Limited Liability Company Operating Agreement	Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, as Exhibit 10.3	August 1, 2008
10.15	Securities Purchase Agreement, dated December 14, 2006, by and among Javo Beverage Company, Inc. and the Investors named therein	Current Report on Form 8-K, as Exhibit 10.6	December 18, 2006
10.16	Securities Purchase Agreement, dated April 6, 2009, by and between the Company and Coffee Holdings LLC	Current Report on Form 8-K, as Exhibit 10.1	April 10, 2009
10.17	Form of Senior Convertible Note	Current Report on Form 8-K, as Exhibit 10.8	December 18, 2006
10.18	[Form of Senior Subordinated Promissory Note from April 6, 2009]	Current Report on Form 8-K, as Exhibit 10.2	April 10, 2009
10.19	Professional Services Agreement, dated April 6, 2009, by and between the Company and Falconhead Capital, LLC	Current Report on Form 8-K, as Exhibit 10.3	April 10, 2009
10.20	Form of Unit Financing Securities Purchase Agreement	Current Report on Form 8-K, as Exhibit 10.4	April 10, 2009
10.21	Form of Unit Financing Senior Subordinated Promissory Note	Current Report on Form 8-K, as Exhibit 10.5	April 10, 2009
10.22	Securities Purchase Agreement, dated as of November 17, 2009, by and between the Company and Coffee Holdings LLC	Current Report on Form 8-K, as Exhibit 10.1	November 19, 2009
10.23	Form of Senior Subordinated 12% Note (Initial Note)	Current Report on Form 8-K, as Exhibit 10.2	November 19, 2009
10.24	Form of Senior Subordinated 12% Note (Additional Note)	Current Report on Form 8-K, as Exhibit 10.3	November 19, 2009
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
_____________
 * Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Javo Beverage Company, Inc. has caused this report to be signed on its behalf by the undersigned, there under duly authorized, this March 16, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on March 16, 2010.

Javo Beverage Company, Inc., a Delaware corporation

By:	/s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities.

By:	/s/ Cody C. Ashwell
Cody C. Ashwell

By:	/s/ William C. Baker
William C. Baker
Director

By:	/s/ Ronald S. Beard
Ronald S. Beard
Director

By:	s/ Jerry W. Carlton
Jerry W. Carlton
Director

By:	/s/ Scott P. Dickey
Scott P. Dickey
Director

By:
Stanley L. Greanias
Director

By:	/s/ Terry C. Hackett
Terry C. Hackett
Director

By:	/s/ Stanley A. Solomon
Stanley A. Solomon
Director

By:
Richard B. Specter
Director