Form 10-Q
period 2010-03-31
JAVO BEVERAGE CO INC
filed 2010-05-10
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:
MARCH 31, 2010
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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 298,803,343 as of April 30, 2010.

JAVO BEVERAGE COMPANY, INC.

PART I   FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS
	March 31, 2010	December 31,
	Unaudited	2009
ASSETS
Current assets:
Cash and cash equivalents	$622,806	$1,604,578
Restricted cash	58,000	140,000
Total cash, restricted cash and cash equivalents	680,806	1,744,578

Accounts receivable, less allowances	2,892,776	2,573,723
Inventory, net of reserve for obsolescence	1,251,633	1,246,129
Prepaid expenses	355,044	370,052
Total current assets	5,180,259	5,934,482

Property and equipment, net	11,372,120	11,629,536
Intangibles, net	2,312,708	2,396,015
Deposits	23,858	23,858

Total assets	$18,888,945	$19,983,891
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,207,497	$4,006,857
Lines of credit	1,775,874	1,772,801
Accrued payroll and related benefits	457,191	238,108
Accrued current portion of interest payable	565,208	578,847
Warrants payable	13,803	9,477
Current portion of long-term debt and capital leases	240,403	271,732
Total current liabilities	8,259,976	6,877,822

Long-term debt and capital leases, net of current portion	26,638,145	26,692,123
Unamortized discount on long-term debt	(10,601,161)	(11,126,194)
Accrued long-term interest payable	176,219	68,379
Total liabilities	24,473,179	22,512,130
Commitments and contingencies	--	--
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,362,746 shares issued and outstanding as of March 31, 2010 and December 31, 2009. 150,000 shares have been reserved for the Junior A Participating Preferred Stock.	2,363	2,363
Common stock, $0.001 par value, 300,000,000 shares authorized, 297,693,753 shares issued and outstanding as of March 31, 2010, 298,803,342 shares issued and outstanding as of December 31, 2009.	297,694	298,803
Additional paid in capital	75,274,554	75,228,355
Accumulated deficit	(81,158,845)	(78,057,760)
Total stockholders' deficit	(5,584,234)	(2,528,239)
Total liabilities and stockholders' deficit	$18,888,945	$19,983,891

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED
	Three Months Ended March 31,
	2010	2009

Gross sales	$5,004,830	$4,666,976
Returns and allowances	(1,081,135)	(767,615)
Net sales	3,923,695	3,899,361
Cost of sales	(2,330,919)	(2,329,655)
Gross profit	1,592,776	1,569,706

Operating expenses:
Selling and marketing	(909,067)	(1,100,646)
General and administrative	(2,444,426)	(2,283,308)

Total operating expenses	(3,353,493)	(3,383,954)

Loss from operations	(1,760,717)	(1,814,248)

Other income (expenses):
Interest income	154	12,429
Interest expense	(1,376,327)	(1,240,140)
Loss on derivatives	(4,326)	(62,873)
Other income/(expenses)	36,297	(83,729)
Gain/(loss) on disposal of assets	3,834	(908)

Total other expense	(1,340,368)	(1,375,221)

Net loss	$(3,101,085)	$(3,189,469)

Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average number of shares outstanding, basic and diluted	298,729,369	198,326,932

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,101,085)	$(3,189,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	1,497,661	1,528,200
Loss on derivatives	4,326	62,873
Deferred compensation	81,387	361,630
Gain on forfeiture of restricted shares	(36,297)	--
Provision for bad debt	9,926	12,500
(Gain)/loss on disposal of assets	(3,834)	908
Changes in operating assets and liabilities:
Accounts receivable	(328,979)	(1,140,354)
Inventories	(5,504)	(13,163)
Prepaid expenses and other assets	15,008	(2,954)
Accounts payable and accrued expenses	1,312,990	(309,579)
Accrued payroll and related benefits	219,083	2,971
Accrued interest payable	(472,271)	366,511
Net cash used in operating activities	(807,589)	(2,319,926)
Cash flows from investing activities:
Change in restricted cash	82,000	--
Proceeds from disposal of equipment	32,055	4,259
Purchases of property and equipment	(640,778)	(272,580)
Net cash used in investing activities	(526,723)	(268,321
Cash flows from financing activities:
Repayment on line-of-credit	(226,156)	--
Proceeds from line-of-credit borrowing	655,930	--
Factoring liability	3,073	291,921
Proceeds from long-term debt	--	5,428,750
Payment of loan fees related to long-term debt	(20,000)	(56,250)
Repayment of long term debt	--	(720,048)
Repayments under capital lease obligations	(60,307)	(70,552)
Net cash provided by financing activities	352,540	4,873,821

Net change in cash and cash equivalents	(981,772)	2,285,574
Cash and cash equivalents at beginning of period	1,604,578	905,344
Cash and cash equivalents at end of period	$622,806	$3,190,918

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS CONT’D
UNAUDITED
	For the Three Months Ended March 31,
	2010	2009
Non-cash activities:
Issuance of common stock in exchange for debt	$--	$388,889
Issuance of common stock in exchange for interest due	$--	$211,947
Conversion of accounts payable to line-of-credit	$1,689,084	$--
Return of common stock to treasury	$1,110	$--
Supplemental cash flow information:
Cash paid for interest	$814,403	$417,741
Cash paid for income taxes	$725	$1,975

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2010 and the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Management believes that although the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K filed with Securities and Exchange Commission on March 16, 2010.

Recent Accounting Pronouncements

Effective in the first quarter of 2010, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which expands disclosure requirements related to fair value measurements. ASU No. 2010-06 requires disclosure of the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance also requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Disclosures about the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements are required as well. Since ASU No. 2010-06 addresses financial statement disclosures only, the adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2.	ACCOUNTS RECEIVABLE

As of March 31, 2010 and December 31, 2009, the Company’s accounts receivable were:

	March 31, 2010	December 31, 2009
Accounts receivable	$2,969,142	$2,640,163
Allowance for doubtful accounts	(76,366)	(66,440)
	$2,892,776	$2,573,723

Allowance for doubtful accounts	March 31, 2010	December 31, 2009
Beginning balance	$66,440	$16,540
Write-offs	--	--
Bad debt expense	9,926	49,900
Ending balance	$76,366	$66,440

NOTE 3.	INVENTORY

Inventory consists of the following at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Raw materials	$1,079,099	$1,053,415
Finished goods	180,696	212,714
	1,259,795	1,266,129
Reserve for obsolescence	(8,162)	(20,000)
	$1,251,633	$1,246,129

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Production and other equipment	$17,653,860	$17,068,830
Leasehold improvements	476,230	476,230
Office equipment	312,119	312,119
Vehicles	46,897	46,897
Construction-in-process	50,823	41,323
Total cost	18,539,929	17,945,399
Less accumulated depreciation	(7,167,809)	(6,315,863)
	$11,372,120	$11,629,536

During the three months ended March 31, 2010 and 2009 depreciation expenses totaled $869,974 and $709,004, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5.	INTANGIBLE ASSETS

Intangible assets include loan costs of $3,241,400, net of amortization of $1,393,146, or $1,848,254.  The loan costs related to the promissory note debt are being amortized over the life of the loan; sixty-six months, five year or eight years.  The loan costs related to the 2008 factoring fee are being amortized over the three year contract term. Amortization expense for these loans costs for the three months ended March 31, 2010 and 2009 was $70,939 and $4,077, respectively

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee that is being amortized based on the quantity of product sold over the term of the contract.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012, therefore, the remaining conversion fee is being amortized through the end of the amended contract. The Company recorded an amortization expense for the conversion fee for the three months ended March 31, 2010 and 2009 of $32,367 and $33,534, respectively.    The conversion fee net of the $435,545 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

In 2008, the Company entered into one year exclusivity period contracts with three regional convenience store chains.  The Company paid for the installation of 1,050 machines at a cost of $183,718.  The installation costs were fully amortized in 2009. For the three months ended March 31, 2009 the amortization expense for these installation costs was $45,930.

Intangible assets, net as of	March 31, 2010	December 31, 2009
Loan fees	$3,241,400	$3,221,400
Conversion fee	900,000	900,000
Installation costs	183,718	183,718
	4,325,118	4,305,118
Accumulated amortization	(2,012,410)	(1,909,103)
Net intangibles	$2,312,708	$2,396,015

Intangible amortization is projected as follows:	2010

April 2010 to March 2011	$363,521
April 2011 to March 2012	527,369
April 2012 to March 2013	345,098
April 2013 to March 2014	275,643
April 2015 to March 2015	275,643
Thereafter	525,434
$2,312,708

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6.	LINES OF CREDIT

In April 2009, the Company entered into financing arrangements with two of its equipment providers.  The initial terms of the arrangement provide for the Company to make 12 monthly payments and pay interest of 10% and 12% per annum on the outstanding balance.  As of March 31, 2010, the outstanding balances were $1,372,790 and $316,294.

In April 2009, the Company paid off its $4,777,000 working capital line of credit balance through Wells Fargo Bank, N.A.  The line matured in July 1, 2009 and was not renewed.  The company incurred $27,949 in interest expense on the line as of March 31, 2009.

In October 2008, the Company entered into a financing arrangement with a factoring company.  The terms of the lending facility provide for the Company to receive advance funding of up to 75% on the balance of its receivables up to $6,000,000.  In September 2008, the Company paid a due diligence fee of $29,500 which is being amortized over the life of the contract, 36 months.  The Company pays a 0.465% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at three percent over prime. As of March 31, 2010, the rate was 6.25%, on the amount advanced by the factoring based on the days the receivables is outstanding.  In addition, the factoring facility allows the Company, at its option, to receive as an advance an additional 25% of the eligible receivables.  This optional advance must be repaid over a 13 week period before it can be advanced again.  The Company pays a 0.5% draw down fee and interest of 0.467% per diem on the outstanding balance for the optional advance. The amount owed on the factoring line as of March 31, 2010 was $1,775,874.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Company recorded interest expense in connection with its $21 million Senior Convertible Debt of $923,605 for the three months ended March 31, 2009.   The interest expense was made up of accrued interest on the convertible notes of $187,956 plus non-cash accretion of its debt discount of $735,649 for the three months ended March 31, 2009.

Promissory Notes

In 2005, the Company issued a $50,000 promissory note bearing 10% interest per year and maturing in 2010.  The Company also issued 150,000 shares of restricted common stock and recognized a debt discount of $26,451, which was amortized over the life of the note.  The principal of $25,000 plus accrued interest of $12,500 was due in February 2010. but remains unpaid as of May 2010.  This default has not triggered the maturity of any of the Company’s other debt.  The remaining $25,000 plus interest is due in May 2010.

Senior Subordinated Promissory Notes

From late December 2008 to April 2009, the Company entered into Securities Purchase Agreements with certain accredited investors for the sale of an aggregate of $22.5 million in principal of senior subordinated promissory notes and an aggregate of 102.5 million shares of the Company’s Common Stock.   With the exception of the private equity firm, discussed below, all other investors received a promissory note in the amount of their investment plus five shares of restricted common stock per dollar invested.  The Company relied on exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 for the issuance of restricted common stock in connection with its debt offering.

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

In connection with the private equity investment of $12.0 million in this private debt offering, the Company recorded a debt discount of $4,321,183on the promissory note which is being amortized as additional interest over the period of the note.   The discount was determined using the relative fair value of the promissory note and the restricted common stock issued in connection with the debt offering.   The effective interest rate including the discount amortization is approximately 13.95%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

In connection with the other $10.5 million investment in this private debt offering, the Company determined that the best accounting treatment of the 52.5 million shares of stock issued was to use the relative fair value method to calculate the discounted fair value of the debt and amortize the discount over the maturity of the debt on an effective interest basis.  The Company received $10.5 million in notes payable and recorded a debt discount of$4,232,424, which is being amortized as an additional non-cash interest expense over the eight-year period of the promissory notes at an effective compound interest rate of approximately 12.9%.
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

The Company recorded interest expense in connection with its Securities Purchase Agreements of $1,090,878 for the three months ended March 31, 2010.  The interest expense is made up of accrued interest on the notes of $554,795, non-cash amortization of its debt discount of $474,163 and amortization of loan fees of $61,920.  For the three months ended March 31, 2009 interest expense was $185,791 and is made up of accrued interest on the notes of $109,114, non-cash amortization of its debt discount of $75,905 and amortization of loan fees of $772.

Additional details of these actions are set forth in the Company’s current report on Form 8-K filed January 26, 2009.

Senior Subordinated 12% Notes

In November 2009, the Company entered into a Securities Purchase Agreement for senior subordinate promissory notes with the private equity firm noted above.  The private equity firm investor received sixty-six month promissory notes for $4.0 million and 15,000,000 shares of the Company’s restricted common stock in accordance with its securities purchase agreement. These Senior Subordinated  promissory notes bear simple interest at the rate of 12% per annum, are payable upon demand at any time on or after January 1, 2017, and may be prepaid by the Company without penalty at any time.   In 2009, the Company incurred $58,000 of interest expense in connection with this debt and $31,649 in non-cash accretion expense of the $1.8 million debt discount recorded as part of the transaction, paying an effective interest rate of 12.7%.  In the three months ending March 31, 2010, the Company incurred $118,356 of interest expense in connection with this debt and $48,796 in non-cash accretion expense.

As part of this transaction the Company agreed to and subsequently nominated and elected Mr. Stanley L. Greanias to its board of directors.  Mr. Greanias was elected on March 9, 2010 and filed the appropriate Form 3 disclosure on March 12, 2010.

In addition, as part of the November 2009 transaction, the private equity firm committed to advance, at the Company’s election subject to certain conditions up to another $3.5 million, under similar terms to fund debt service on their $12.0 million Senior Subordinated promissory notes funded in April 2009.  The Company would issue a sixty-six month promissory note and 3.75 shares of common stock for every dollar funded on this commitment.  However, the Company does not currently have sufficient shares available to issue in order to fully make use of this commitment.  None of this commitment was funded in the first three months of 2010.

Additional details of these actions are set forth in the Company’s current report on Form 8-K filed November 19, 2009.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Long-term debt matures as follows:

April 2010 to March 2011	$240,403
April 2011 to March 2012	134,171
April 2012 to March 2013	4,503,974
April 2013 to March 2014	4,500,000
April 2014 to March 2015	4,500,000
Thereafter	13,000,000

Less current portion	240,403
$26,638,145

NOTE 9.	WARRANT LIABILITY AND OTHER DERIVATIVE GAIN

 In April 2009, the Company retired 5,980,098 warrants from the Senior Convertible debt holders; 3,167,599 warrants with a $1.95 strike price and 2,812,499 warrants with a $2.24 strike price.

For the remaining 551,292 warrants, the March 31, 2010 value was determined to be $13,803.  This was determined using the Black-Scholes option pricing model with 134.15% stock volatility, 623 days remaining to exercise, an interest rate of 1.50%, and the strike prices and the quarter end closing stock price of $0.16.

The Company recorded non-cash other derivative loss of $4,326 and of $62,873 for the three months ended March 31, 2010 and 2009, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 10.	ISSUANCES OF STOCK AND STOCK OPTIONS

PREFERRED STOCK ISSUANCES

In 2010, the Company has not issued any preferred shares.

COMMON STOCK ISSUANCES

In June 2009, the Company issued 5,000,000 shares of forfeitable restricted common stock as compensation to its four executive officers and a senior employee as part of a periodic review of executive and key employee compensation and retention.  The Company recorded a non-cash deferred compensation expense of $1,350,000 or $0.27 per share.  The deferred compensation is being amortized as a non-cash compensation expense over the five year vesting period for the shares.  The forfeitable shares vest 60% in June 2012, 20% in June 2013 and 20% in June 2014.  The Company recorded a non-cash compensation expense of $81,387 in the first three months of 2010.  The following table shows the summary of activity during the current year.

Original expense	$92,276
Forfeiture reversal	(10,889)
Revised expense	$81,387

COMMON STOCK FORFEITURES

In March 2010, the four executive officers of the Company forfeited 1,109,589 unvested shares of restricted common stock granted in 2009 to the Company.  In connection with the forfeiture, the Company recorded a gain of $36,297.  The following table shows information regarding the outstanding equity awards at March 31, 2010 for our named executive officers:

				Vesting Period
				60%	20%	20%
	Issued	Forfeited	Remaining	June 2012	June 2013	June 2014
Cody C. Ashwell	2,000,000	(277,397)	1,722,603	1,200,000	400,000	122,603
Gary A. Lillian	1,300,000	(277,397)	1,022,603	780,000	242,603	--
Richard A. Gartrell	500,000	(277,397)	222,603	222,603	--	--
William E. Marshall	1,000,000	(277,398)	722,602	600,000	122,602	--
Total	4,800,000	(1,109,589)	3,690,411	2,802,603	765,205	122,603

STOCK OPTIONS

No stock options were issued during the reporting periods of this report.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 11.	FAIR VALUE MEASUREMENTS

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The following table present the liabilities measured at fair value on a recurring basis as of March 31, 2010 by level with the fair value hierarchy.

	Level 1	Level 2	Level 3	Total

Promissory notes	$--	$--	$15,898,839	$15,898,839
Warrants	--	--	$13,803	$13,803

The following table summarizes changes in Level 3 liabilities measured provides a summary of the changes in fair value of the Company’s promissory notes and warrants, which are both Level 3 liabilities as of March 31, 2010:

	Promissory Notes	Warrants
Balance at December 31, 2008	$11,477,203	$56,771
Promissory notes paid in 2009 - net	(8,237,203)	--
Income from change of indexed stock price	--	(47,294)
Issuance of notes with debt premium – net	23,260,000	--
Unamortized debt discount	(11,126,194)	--
Balance December 31, 2009	$15,373,806	$9,477

	Promissory Notes	Warrants
Balance at December 31, 2009	$15,373,806	$9,477
Income from change of indexed stock price	--	4,326
Accretion of debt premium	525,033	--
Balance at March 31, 2010	$15,898,839	$13,803

The Company determined the value of its promissory notes based on a discount from the face value for the interest rate and delayed payment terms in addition to other facts and circumstances at the end of March 2010 and 2009.

The Company carries the warrant on its balance sheet as a liability at fair value determined by using the Black Scholes option pricing model.   As of March 31, 2010, the factors used in the valuation of the warrants was the Company’s common stock price of $0.16, interest rate of 1.50%, 623 days remaining and volatility percentage of  134.15%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 12.	RELATED PARTY TRANSACTIONS

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

As of March 31, 2010, the LLC has purchased 896 dispensers, of which 854 are still in service and 42 have been sold to customers or destroyed due to damages and/or loss.  The Company incurred dispenser rental expense of $182,040 for the three months ended March 31, 2010 and 2009, respectively.   Presented below are the Condensed Balance Sheets as of March 31, 2010 and December 31, 2009, and the Statements of Operations for the three and twelve month periods ended March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 and 2009, the Company owed Javo Dispenser, LLC $572,100 and $452,120, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(UNAUDITED)
	March 31,	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,190	$1,167
Accounts receivable	572,100	452,120
Total current assets	573,290	453,287
Property and equipment, net	486,693	594,416
Total assets	$1,059,983	$1,047,703

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,186	$23,950
Long-term debt	270,907	338,764
Total liabilities	296,093	362,714
Member Equity	763,890	684,989
Total liabilities and member equity	$1,059,983	$1,047,703

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 12.	RELATED PARTY TRANSACTIONS (CONTINUED)

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2010	2009
Rental Income	$182,040	$182,040
Operating expenses
General and administrative	(99,612)	(110,776)
Total operating expenses	(99,612)	(110,776)
Income from operations	82,428	71,264
Other income (expenses)
Interest expense	(3,527)	(8,188)
Net Income	$78,901	$63,076

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

In July 2009, the Company paid retention fee of $500,000 to four key executives.  The retention payments were the result of several meetings in which the key executive salary histories and compensation at comparable companies were reviewed by the compensation committee of the Company’s board of directors.  As disclosed in an 8K filing dated June 16, 2009, the payments were recommended and approved by the compensation committee and authorized and approved by the Company’s board of directors.   The retention payments vest in equal parts over the period July 2009 through June 2010, if the executive remains with the Company.  The retention bonus will be amortized straight-line over the vesting period.

In November 2009, the Company issued 15,000,000 shares of common stock and a promissory note in the amount of $4,000,000 to Coffee Holdings, LLC.  The promissory note interest rate is 12% and is due in a balloon payment of principal and interest in sixty-six months or May 2015.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 13.	SUBSEQUENT EVENTS

In April 2010, the Company issued 1,109,589 shares of common stock and a promissory note in the amount of $295,890 to Coffee Holdings, LLC.  The promissory note interest rate is 12% and is due in a balloon payment of principal and interest in sixty-six months or October 2015.  The loan was the first advance on the $3.5 million commitment from Coffee Holdings, LLC.  The loan proceeds were used to pay the quarterly interest due on April 1, 2010 on the $12 million promissory note due to the same investor.

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

The expansion of the Company’s dispensed beverage programs in 2009 within its established groups of national chains and networked customers was key to growth.  Prior to 2009, the Company had entered into agreements for various coffee and tea programs with convenience store chains, national purchasing organizations, contract foodservice operators and restaurant chains and expansion to new locations within these networks resulted in the addition approximately 2,000 new dispensed beverage locations during 2009.  The new dispensing locations are expected to produce additional demand for the Company’s coffee and tea concentrates throughout fiscal year 2010

The Company expects to experience continued revenue growth during 2010 as it benefits from earning a full year’s revenue from dispensing locations installed during mid to late 2009.  Additionally, the Company anticipates that its national sales force will continue to sell and manage the installation of new dispensing locations at foodservice locations across the U.S.  To the extent it is successful in growing its installed dispenser base of Company owned dispenser, it will need capital or sources of debt to fund this expansion.  The Company anticipates continued improvement in operating income and cash generation during 2010.

The following is a comparative table of income statements for quarters ended March 31, 2010 and 2009.  Below is a discussion and analysis of the period-over-period changes.

	Three Months Ended		Change
	March 31,		3 Months
	2010	2009	2010-2009%

Gross Sales	$5,004,830	$4,666,976	$337,854	7.2%
Returns and Allowances	(1,081,135)	(767,615)	(313,520)	40.8%
Net Sales	3,923,695	3,899,361	24,334	0.6%
Cost of sales	(2,330,919)	(2,329,655)	(1,264)	0.1%
Gross Profit	1,592,776	1,569,706	23,070	1.5%

Operating expenses:
Selling and marketing	(909,067)	(1,100,646)	191,579	-17.4%
General and administrative	(2,444,426)	(2,283,308)	(161,118)	7.1%
Total operating expenses	(3,353,493)	(3,383,954)	30,461	-0.9%

Loss from operations*	(1,760,717)	(1,814,248)	53,531	-3.0%

Other income (expenses):
Interest income	154	12,429	(12,275)	-98.8%
Interest expense**	(1,376,327)	(1,240,140)	(136,187)	11.0%
Loss from derivatives***	(4,326)	(62,873)	58,547	-93.1%
Other income	36,297	(83,729)	120,026	-143.4%
Gain/(loss) on disposal of assets	3,834	(908)	4,742	-522.2%
Total other expense	(1,340,368)	(1,375,221)	34,853	-2.5%

Net loss	$(3,101,085)	$(3,189,469)	$88,384	-2.8%

*For the three months ended March 31, 2010, general and administrative expenses includes non-cash stock expense of $81,387, non-cash compensation expense of $125,001 and non-cash depreciation expense of $869,974 for a total of non-cash charges of $1,076,362.

**For the three months ended March 31, 2010, interest expense of $1,376,327 includes non-cash amortization for the Senior Subordinated Promissory Notes of $591,552. Excluding the non-cash amortization of debt discount and amortization of financing fees, the Company’s interest expense for the first quarter 2010 was $784,775.

***For the three months ended March 31, 2010, loss from derivatives is non-cash expense related to change in Black-Scholes value of warrants to purchase shares of the Company’s Common Stock.  The warrants have strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.

GROSS SALES

In the first quarter of 2010, the Company achieved gross sales (revenue) of $5.0 million, an increase of $338 thousand, or 7.2% growth, over the same period 2009.  The Company’s 2010 first quarter gross sales of hot and iced dispensed products were $4.7 million, an increase of 11.8% over dispensed sales the $4.2 million in the same period of 2009.  This increase was primarily the result of an increase in the number of installed dispensing locations at the beginning of the quarter compared to the same period in the prior year.  The Company ended the quarter with 11,651 dispensers in place at customer accounts, an increase of 20% versus 9,731 a year ago. Each installed dispenser generates from $2,000 to $5,000 in annual gross revenue depending upon the type of product being dispensed, the demand at the location and whether the equipment is owned by the Company or the customer.  The Company’s non-dispensed gross sales for the three months ending March 31, 2010 were $247 thousand, a decrease of 33.4% from the same period in 2009.  In 2010, the Company expects growth in hot and iced dispensed products to increase as it realizes a full year of revenue from dispensing locations installed during 2009.

The Company will see continued seasonality in its quarterly gross sales as iced coffee sales are higher in the second and third quarters and hot coffee sales are higher in the first and fourth quarters of the year.

MARKETING ALLOWANCES, DISCOUNTS AND RETURNS

In 2009, the Company’s marketing allowances, discounts and returns were $1.1 million, an increase of $314,000 versus the same period in the prior year.  This increase reflects the Company' substantially higher sales to national account customers which earn negotiated pricing adjustments when the Company sells its products into these networks.

Gross Profit Margin

The Company’s gross profit was $1.57 million and gross profit margin was 40.6% for the quarter ended March 31, 2010 and 40.3% quarter ended March 31, 2009.  The Company expects its gross margins to improve as its sales increase during the spring and summer and it takes full advantage of the economies of scale.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended March 31, 2010, were $909 thousand compared to $1.1 million in the same quarter in 2009.  The decrease of $191 thousand or 17.4% was attributable to a decrease of $126 thousand for payroll and benefits, decreased expenditures for tradeshow expenses, printing costs and sales supplies of $80 thousand and decreased travel and entertainment expenses of $45 thousand offset by an increase in variable marketing and promotion expenses of $60 thousand.

The Company anticipates that sales and marketing costs for payroll and benefits will remain stable for the remainder of the year.  Overall the Company expects sales and marketing expenses to continue to decline as a percentage of sales in the coming quarters.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended March 31, 2010 were $2.44 million compared to $2.28 million in the same quarter in 2009. The increase of $160 thousand or 7.1% was due to an increases in payroll, benefits of $107 thousands, a one-time settlement expense of $35 thousand, an increase in legal and accounting department expenses of $18 thousand, increased warehouse staff and overall costs of $12 thousand, increased QA and R&D department expenses of $13 thousand, an increase in personal property taxes of $15 thousand and increased depreciation expense of $115 thousands offset by lower net non-cash deferred compensation expense of $155 thousand..  In addition to the non-cash depreciation and amortization expense of $870 thousand, the general and administrative expenses included non-cash expense for deferred compensation in connection with its stock grant of $81 thousand and its retention bonuses of $125 thousand to the four executives.

OTHER INCOME/EXPENSES

The Company recorded $1.34 million in net other expense for the quarter ended March 31, 2010 compared to $1.38 million in net other expense for the same quarter in 2009. The decrease in other expense of $34 thousand was primarily due to the decrease in non-cash derivative expense of $58 thousand reported for revaluation of the Company’s warrants issued in connection with its Senior Convertible Debt, a $136 thousand increase in other expenses, a $12 thousand reduction of interest income offset an increase on the gain of disposed assets of $4 thousand.

NET LOSS

The net loss for the Company for the quarter ended March 31, 2010 was $3.10 million compared to a net loss of $3.19 million for the same quarter in 2009, a difference of $90 thousand. The difference is primarily due to a net $214 thousand decrease in selling and marketing expenses, a $229 thousand decrease in non-cash amortization of long-term debt discounts and loan fees, a $58 thousand reduction in non-cash derivative expense due to liability accounting for warrants, a change in other income of $120 thousand, and a gain on disposal of assets of $5 thousand offset by a $365 thousand increase in interest expense, a $115 thousand increase in depreciation expense, a net $161 thousand increase in other general and administrative expense and reduced interest income of $12 thousand.

LIQUIDITY AND CAPITAL RESOURCES

The Company had 11,651  dispensers at the conclusion of the first quarter serving its products in such locations as 7-Eleven, Compass/Foodbuy, Med Assets Supply Chain Systems, Consorta, Amerinet, Premier Healthcare and multiple other leading convenience stores, hotel, hospital, health care, and casino customers.  The Company expects that the current customer base on an annualized basis will generate sufficient annual gross revenues and cash flow to cover current operating expenses for the remainder of 2010 and beyond.

The Company has experienced net losses and negative cash flows from operations since inception through March 31, 2010; it has an accumulated deficit of $81.2 million and has consumed cash from operations and financing in excess of $39.3 million.  It has financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings and net sales. The Company anticipates that its current cash and cash equivalents, receivable financing, funding from its $3.5 million debt service commitment, vendor financing as well as expected cash flows from increased sales and gross profits in the remainder of 2010 will provide adequate capital to fund operations and required capital expenditures over the next year. The executives of the Company have committed to support the cash flow needs of the Company by returning back to the Company unvested restricted shares issued to them in 2009 as needed by the Company.  In March 2010, the executives forfeited 1.1 million shares of unvested common stock so that the Company could use those shares to fund $295 thousand of its $3.5 million commitment for debt service on its eight year notes due in April 2010.  The Company has not paid a promissory note issued in 2005 for a principal of $25,000 plus accrued interest of $12,500 which was due in February 2010.  This default has not triggered the maturity of any of the Company’s other debt, and the Company intends to pay this note in June 2010.

The Company used $808 thousand from cash and cash equivalents in operating activities in the three months ending March 31, 2010, versus using $2.3 million in the same period in 2009.  The decrease in cash used during 2010 is related primarily to the decrease in receivables and inventory and a net increase in payables.

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

Revenue Recognition

The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Net sales are recorded after sale returns, discounts and allowances, which are estimated at the time of shipment based upon historical data.  The Company recorded $1,103,867 and $767,615 in discounts, allowances and returns in the first quarter of 2010 and 2009, respectively.

Stock-Based Compensation

Compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In June of 2009, the Company issued 5,000,000 in forfeitable common stock to employees. The shares vest over a 5-year period with the first vesting in the third year.  In March 2009, the executive returned 1,109,589 shares of the restricted common stock to the Company.  The Company reported non-cash stock expense related to the 2007 option grants of $81,387 and $361,630 in 2010 and 2009, respectively. The Company reported non-cash compensation expense of $125,001 during the first three months of 2010. The Company did not issue any employee options in 2010.

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

As of March 31, 2010, the LLC has purchased 896 dispensers, 854 dispensers were still in service and 42 dispensers had been sold to customers or destroyed due to damages and/or loss.   The Company incurred dispenser rental expense of $182,040 for the three months ended March 31, 2010 and 2009, respectively.

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

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Gross profit margins can be impacted by changes in the price of green coffee.  The Company enters into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery.   Depending on demand and the condition of the coffee markets, Javo will generally make commitments for one to nine months ahead; as of March 31, 2010, the Company had commitments for green coffee into the third quarter of 2010 for approximately $750,000.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2010, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). The Company’s chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15-d-15(b) of the Securities Exchange Act of 1934, as amended.

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

There have been no material changes from the risk factors disclosed in our 2009 Form 10-K.

ITEM 6.	EXHIBITS

31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on May 10, 2010.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /s/ Cody C. Ashwell
Cody C. Ashwell
Its: Chairman and Chief Executive Officer

By: /s/ Richard A. Gartrell
Richard A. Gartrell
Its: Chief Financial Officer