Form 10-Q
period 2010-06-30
JAVO BEVERAGE CO INC
filed 2010-08-09
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:
JUNE 30, 2010
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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 300,225,259 as of July 31, 2010.

JAVO BEVERAGE COMPANY, INC.

PART 1   FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS
	June 30, 2010	December 31,
	Unaudited	2009
ASSETS
Current assets:
Cash and cash equivalents	$303,385	$1,604,578
Restricted cash	58,000	140,000
Total cash, restricted cash and cash equivalents	361,385	1,744,578

Accounts receivable, less allowances	3,691,769	2,573,723
Inventory, net of reserve for obsolescence	1,210,150	1,246,129
Prepaid expenses	163,999	370,052
Total current assets	5,427,303	5,934,482

Property and equipment, net	10,660,391	11,629,536
Intangibles, net	2,211,253	2,396,015
Deposits	23,858	23,858

Total assets	$18,322,805	$19,983,891

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,509,931	$4,006,857
Lines of credit	2,047,168	1,772,801
Accrued payroll and related benefits	735,866	238,108
Accrued current portion of interest payable	573,459	578,847
Warrants payable	2,441	9,477
Current portion of long-term debt and capital leases	243,166	271,732
Total current liabilities	9,112,031	6,877,822

Long-term debt and capital leases, net of current portion	27,170,618	26,692,123
Unamortized discount on long-term debt	(10,121,184)	(11,126,194)
Accrued long-term interest payable	304,743	68,379
Total liabilities	26,466,208	22,512,130
Commitments and contingencies	--	--
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,362,746 shares issued and outstanding as of June 30, 2010 and December 31, 2009. 150,000 shares have been reserved for the Junior A Participating Preferred Stock.	2,363	2,363
Common stock, $0.001 par value, 400,000,000 shares authorized, 299,103,342 shares issued and outstanding as of June 30, 2010; 300,000,000 shares authorized and 298,803,342 shares issued and outstanding as of December 31, 2009.	299,103	298,803
Additional paid in capital	75,816,488	75,228,355
Accumulated deficit	(84,261,357)	(78,057,760)
Total stockholders' deficit	(8,143,403)	(2,528,239)
Total liabilities and stockholders' deficit	$18,322,805	$19,983,891

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Gross sales	$7,299,875	$7,088,218	$12,304,706	$11,755,194
Returns and allowances	(1,281,939)	(1,042,909)	(2,363,075)	(1,810,524)
Net sales	6,017,936	6,045,309	9,941,631	9,944,670
Cost of sales	(3,632,609)	(3,285,179)	(5,963,528)	(5,614,834)
Gross profit	2,385,327	2,760,130	3,978,103	4,329,836

Operating expenses:
Selling and marketing	(804,059)	(1,334,734)	(1,713,126)	(2,435,381)
General and administrative	(3,144,732)	(2,329,310)	(5,589,158)	(4,612,618)

Total operating expenses	(3,948,791)	(3,664,044)	(7,302,284)	(7,047,999)

Loss from operations	(1,563,464)	(903,914)	(3,324,181)	(2,718,163)

Other income (expenses):
Interest income	100	4,297	255	16,726
Interest expense	(1,527,995)	(5,250,503)	(2,904,322)	(6,490,643)
Gain on derivatives	11,362	88,390	7,036	25,517
Other income	831	1,433,862	37,127	1,350,132
Loss on disposal of assets	(23,346)	(66,014)	(19,512)	(66,922)

Total other expense	(1,539,048)	(3,789,968)	(2,879,416)	(5,165,190)

Net loss	$(3,102,512)	$(4,693,882)	$(6,203,597)	$(7,883,353)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average number of shares outstanding, basic and diluted	298,872,572	276,074,977	298,801,367	237,415,728

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,203,597)	$(7,883,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	3,085,958	6,541,450
Gain on derivatives	(7,036)	(25,517)
Deferred compensation	477,872	624,467
Issuance of common stock for services	33,000	--
Gain on forfeiture of restricted shares	(36,297)	--
Provision for bad debt	--	25,000
Loss on disposal of assets	19,512	66,922
Changes in operating assets and liabilities:
Accounts receivable	(1,118,046)	(2,217,070)
Inventories	35,979	(435,231)
Prepaid expenses and other assets	206,053	(133,650)
Accounts payable and accrued expenses	1,898,642	(2,126,498)
Accrued payroll and related benefits	497,759	13,433
Accrued interest payable	(299,577)	1,008,272
Net cash used in operating activities	(1,409,778)	(4,541,775)
Cash flows from investing activities:
Change in restricted cash	82,000	4,637,000
Proceeds from disposal of equipment	32,055	16,393
Purchases of property and equipment	(541,913)	(2,120,345)
Net cash used in investing activities	(427,858)	2,533,048
Cash flows from financing activities:
Repayment on line-of-credit	(395,427)	(4,777,000)
Proceeds from line-of-credit borrowing	800,888	--
Factoring liability	274,367	844,944
Proceeds from long-term debt	--	19,760,000
Payment of loan fees related to long-term debt	(29,080)	(1,559,787)
Repayment of long term debt	--	(8,736,448)
Repayments under capital lease obligations	(114,305)	(141,894)
Net cash provided by financing activities	536,433	5,389,815

Net change in cash and cash equivalents	(1,301,193)	3,381,088
Cash and cash equivalents at beginning of period	1,604,578	905,344
Cash and cash equivalents at end of period	$303,385	$4,286,432

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS CONT’D
UNAUDITED

	For the Six Months Ended June 30,
	2010	2009
Non-cash activities:
Issuance of common stock in exchange for debt	$--	$8,584,988
Issuance of common stock in exchange for interest due	$294,894	$211,947
Issuance of common stock in exchange for services	$33,000	$--
Return of common stock to treasury	$1,110	$--
Conversion of accounts payable to line-of-credit	$1,664,770	$--
Equipment from capital lease	$293,343	$--

Supplemental cash flow information:
Cash paid for interest	$996,022	$487,860
Cash paid for income taxes	$3,665	$5,375

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1.                      BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2010 and the results of operations for the three and six months ended and the cash flows for the six months ended June 30, 2010 and 2009. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

In June 2010, the shareholder approved an increase in the authorized number of common stock to 400,000,000 from the 300,000,000 shares previously authorized.

Use of Estimates

The preparation of the Company’s condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could materially differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events,” which amends ASC 855 to address certain implementation issues, including: (1) eliminating the requirement for a filer with the United States Securities and Exchange Commission (the “SEC”) to disclose the date through which it has evaluated subsequent events; and (2) refining the scope of the disclosure requirements for reissued financial statements.  The provisions of the update will be effective upon issuance.  The adoption of the update did not have an impact on our financial position, results of operations or cash flows.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2.                      ACCOUNTS RECEIVABLE

As of June 30, 2010 and December 31, 2009, the Company’s accounts receivable were:

	June 30, 2010	December 31, 2009
Accounts receivable	$3,758,209	$2,640,163
Allowance for doubtful accounts	(66,440)	(66,440)
	$3,691,769	$2,573,723

Allowance for doubtful accounts	June 30, 2010	December 31, 2009
Beginning balance	$66,440	$16,540
Write-offs	--	--
Bad debt expense	--	49,900
Ending balance	$66,440	$66,440

NOTE 3.                      INVENTORY

Inventory consists of the following at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Raw materials	$805,203	$1,053,415
Finished goods	412,596	212,714
	1,217,799	1,266,129
Reserve for obsolescence	(7,649)	(20,000)
	$1,210,150	$1,246,129

NOTE 4.                      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Production and other equipment	$17,801,019	$17,068,830
Leasehold improvements	476,230	476,230
Office equipment	312,119	312,119
Vehicles	46,897	46,897
Construction-in-process	12,750	41,323
Total cost	18,649,015	17,945,399
Less accumulated depreciation	(7,988,624)	(6,315,863)
	$10,660,391	$11,629,536

During the three months ended June 30, 2010 and 2009 depreciation expenses totaled $882,860 and $741,081, respectively.  For the six months ended June 30, 2010 and 2009 depreciation expenses totaled $1,752,834 and $1,450,085, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5.                      INTANGIBLE ASSETS

Intangible assets include loan costs of $3,250,479, net of amortization of $1,465,743, or $1,784,736.  The loan costs related to the promissory note debt are being amortized over the life of the loan; sixty-six months, five years or eight years.  The loan costs related to the 2008 factoring fee and the 2010 refinance of the equipment loan are being amortized over the three year contract term. Amortization expense for these loans costs for the three months ended June 30, 2010 and 2009 was $72,597 and $49,792, respectively.  For the six months ended June 30, 2010 and 2009 amortization expense was $143,536 and $53,870, respectively.

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee that is being amortized based on the quantity of product sold over the term of the contract.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012, therefore, the remaining conversion fee is being amortized through the end of the amended contract. The Company recorded an amortization expense for the conversion fee for the three months ended June 30, 2010 and 2009 of $37,938 and $38,814, respectively.  The amortization expense for the six months ended June 30, 2010 and 2009 was $70,305 and $72,348, respectively.    The conversion fee net of the $473,483 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

In 2008, the Company entered into one year exclusivity period contracts with three regional convenience store chains.  The Company paid for the installation of 1,050 machines at a cost of $183,718.  The installation costs were fully amortized in 2009. For the three and six months ended June 30, 2009, the amortization expense for these installation costs was $32,267 and $78,197, respectively.

Intangible assets, net as of	June 30, 2010	December 31, 2009
Loan fees	$3,250,479	$3,221,400
Conversion fee	900,000	900,000
Installation costs	183,718	183,718
	4,334,197	4,305,118
Accumulated amortization	(2,122,944)	(1,909,103)
Net intangibles	$2,211,253	$2,396,015

Intangible amortization is projected as follows:	2010

July 2010 to June 2011	$512,138
July 2011 to June 2012	484,573
July 2012 to June 2013	275,643
July 2013 to June 2014	275,643
July 2015 to June 2015	270,991
Thereafter	392,265
$2,211,253

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6.                      LINES OF CREDIT

In April 2009, the Company entered into financing arrangements with two of its equipment providers.  The terms of the arrangement provide for the Company to make principal and interest payments extending to April of 2011.  The interest rates are 10% and 12% per annum on the outstanding balance.  As of June 30, 2010, the outstanding balances were $1,356,250 and $308,521.

In April 2009, the Company paid off its $4,777,000 working capital line of credit balance through Wells Fargo Bank, N.A.  The line matured in July 1, 2009 and was not renewed.  The company incurred $29,740 in interest expense on the line for 2009.

In October 2008, the Company entered into a financing arrangement with a factoring company.  The terms of the lending facility provide for the Company to receive advance funding of up to 75% on the balance of its receivables up to $6,000,000.  In September 2008, the Company paid a due diligence fee of $29,500 which is being amortized over the life of the contract, 36 months.  The Company pays a 0.465% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at three percent over prime. As of June 30, 2010, the rate was 6.25%, on the amount advanced by the factoring based on the days the receivables is outstanding.  In addition, the factoring facility allows the Company, at its option, to receive as an advance an additional 25% of the eligible receivables.  This optional advance must be repaid over a 13 week period before it can be advanced again.  The Company pays a 0.5% draw down fee and interest of 0.467% per diem on the outstanding balance for the optional advance. The amount owed on the factoring line as of June 30, 2010 was $2,047,168.  The factoring fees paid by the Company for the three months ending June 30, 2010 and 2009 were $91,651 and $80,422 respectively.  The factoring fees paid for the six months ending June 30, 2010 and 2009 were $155,303 and $135,662, respectively.

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

In 2005, the Company issued a $50,000 promissory note bearing 10% interest per year and maturing in 2010.  The Company also issued 150,000 shares of restricted common stock and recognized a debt discount of $26,451, which was amortized over the life of the note.  The principal of $25,000 plus accrued interest of $12,500 was due in February 2010.  To date $10,000 has been paid with the remainder anticipated to be paid over the next few months.  The remaining $25,000 plus interest was due in July 2010. The Company has paid $10,000 toward the payment of this debt and anticipates paying the remainder over the next several months.  These defaults have not triggered the maturity of any of the Company’s other debt.

JAVO BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE  7.                      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

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

Of the $22.5 million invested in senior subordinate promissory notes, $12.0 million was received from a private equity firm. The private equity firm investor received an eight year promissory note for $12.0 million and 50,000,000 shares of the Company’s restricted common stock in accordance with its securities purchase agreement. In connection with the private debt offering, the Company also entered into a professional services agreement with a private equity firm.  Pursuant to the services agreement, the Company engaged the private equity firm to provide financial and management consulting services to the Company and paid $500,000 for consulting services provided by it to the Company prior to the closing of the funding.  Under the services agreement, in consideration of the consulting services to be provided by the private equity firm during the term of the agreement, the Company agreed to pay the private equity firm an annual management fee of $100,000, which will be payable in quarterly installments.  The Services Agreement terminates by its terms on March 31, 2014.  The Company has capitalized the $500,000 consulting service fee as an intangible asset and will amortize it over the period of the loan.   The annual management fee will be expensed over the related period of the services.

The Company also agreed to appoint a representative of the private equity firm investor to the Company’s Board of Directors prior to the first meeting of the Board of Directors following the closing of the funding.  The Company  agreed to nominate the investor’s representative to serve on the Company’s Board of Directors so long as the investor continues to hold certain agreed amounts of outstanding shares and outstanding principal under the notes; but not beyond the tenth anniversary of the closing of the financing.   Mr. Scott Dickey was nominated and elected to the Company’s Board of Directors in June 2009.   Additional details are disclosed in the Form 8-K filed April 10, 2009.

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
JUNE 30, 2010

NOTE 7.                      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

In connection with the other $10.5 million investment in this private debt offering, the Company determined that the best accounting treatment of the 52.5 million shares of stock issued was to use the relative fair value method to calculate the discounted fair value of the debt and amortize the discount over the life of the debt on an effective interest basis.  The Company issued $10.5 million in notes payable and recorded a debt discount of $4,232,424, which is being amortized as an additional non-cash interest expense over the eight-year period of the promissory notes at an effective compound interest rate of approximately 12.9%.

As a part of the $10.5 million raised, Company board members at the time, Mssrs. Baker, Beard, Carlton and Hackett, invested a total of $2,600,000 or $2.0 million, $100 thousand, $200 thousand and $300 thousand, respectively and received a promissory note for the amount of their investment plus five shares per dollar invested for a total of 13,000,000 shares of the Company’s restricted common stock in the same ratio as other similar investors. Mr. Baker is no longer a board member.

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

The Company recorded interest expense in connection with its Securities Purchase Agreements of $2,245,608 for the six months ended June 30, 2010.  The interest expense is made up of accrued interest on the notes of $1,115,754, non-cash amortization of its debt discount of $1,006,015 and amortization of loan fees of $123,839.  For the six months ended June 30, 2009 interest expense was $1,144,116 and is made up of accrued interest on the notes of $651,316, non-cash amortization of its debt discount of $445,539 and amortization of loan fees of $47,261.

Additional details of these actions are set forth in the Company’s  Form 8-K filed January 26, 2009.

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

As part of the November 2009 transaction, the private equity firm committed to advance, at the Company’s election and subject to certain conditions up to another $3.5 million, under similar terms to fund debt service on their $12.0 million Senior Subordinated promissory notes funded in April 2009.  The Company would issue additional promissory notes and 3.75 shares of common stock for every dollar funded on this commitment.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7.                      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

In April 2010, this commitment was used to fund the interest due to the private equity firm.  The private equity firm investor received sixty-one month promissory notes for a total of $295,890 and 1,109,589 shares of the Company’s restricted  common stock in accordance with its securities purchase agreement.  In 2009, the Company incurred $58,000 of interest expense in connection with this debt and $31,649 in non-cash accretion expense of the $1.8 million debt discount recorded as part of the transaction, paying an effective interest rate of 12.7%.  In the six months ended June 30, 2010, the Company incurred $118,356 of interest expense in connection with these debts and $48,796 in non-cash accretion expense.

Additional details of these actions are set forth in the Company’s Form 8-K filed November 19, 2009 and on April 5, 2010.

Long-term debt matures as follows:

June 2010 to May 2011	$243,166
June 2011 to May 2012	1,345,949
June 2012 to May 2013	4,653,778
June 2013 to May 2014	4,500,000
June 2014 to May 2015	8,500,000
Thereafter	8,170,890

Less current portion	(243,166)
$27,170,617

NOTE 8.                      WARRANT LIABILITY AND OTHER DERIVATIVE GAIN

 In April 2009, the Company retired 5,980,098 warrants from the Senior Convertible debt holders; 3,167,599 warrants with a $1.95 strike price and 2,812,499 warrants with a $2.24 strike price.

For the remaining 551,292 warrants, the June 30, 2010 value was determined to be $2,441.  This was determined using the Black-Scholes option pricing model with 126.16% stock volatility, 532 days remaining to exercise, an interest rate of 1.00%, the strike prices, and the quarter end closing stock price of $0.09.

The Company recorded non-cash other derivative income of $7,036 and of $25,517 for the six months ended June 30, 2010 and 2009, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9.                      ISSUANCES OF STOCK AND STOCK OPTIONS

PREFERRED STOCK ISSUANCES

As of June 30, 2010, the Company has not issued any preferred shares.  See Subsequent Events Note 12.

COMMON STOCK ISSUANCES

In June 2009, the Company issued 5,000,000 shares of forfeitable restricted common stock as compensation to its four executive officers and a senior employee as part of a periodic review of executive and key employee compensation and retention.  The Company recorded a non-cash deferred compensation expense of $1,350,000 or $0.27 per share.  The deferred compensation is being amortized as a non-cash compensation expense over the five year vesting period for the shares.  The forfeitable shares vest 60% in June 2012, 20% in June 2013 and 20% in June 2014.  For the three months and six months ended June 30, 2010, the Company recorded a non-cash compensation expense of $396,485 and $477,872, respectively.  The following table shows the summary of activity during the current year.

Original expense	$173,355
Accelerated expense	315,406
Forfeiture reversal	(10,889)
Revised expense	$477,872

In June 2010, the Company issued 300,000 in restricted common stock as compensation for service for board participation.  Mr. Stanley L. Greanias received 150,000 shares and Coffee Holdings, LLC received 150,000 shares for the services of Mr. Scott P. Dickey.  The Company recorded compensation expense of $33,000 in connection with the issuances.

In July 2010, as part of the severance agreement with Mr. Cody C. Ashwell, the Company issued 277,397 shares of restricted common stock that had been previously forfeited.  The Company accrued an expense of $27,238 for the issuance of the stock.

COMMON STOCK FORFEITURES

In March 2010, the four executive officers of the Company forfeited to the Company 1,109,589 unvested shares of restricted common stock granted in 2009.  In connection with the forfeiture, the Company recorded a gain of $36,297.  The following table shows information regarding the outstanding equity awards at June 30, 2010 for our named executive officers:

				60%	20%
	Issued	Forfeited	Remaining	June 2012	June 2013
Gary A. Lillian	1,300,000	(277,397)	1,022,603	780,000	242,603
Richard A. Gartrell	500,000	(277,397)	222,603	222,603	--
William E. Marshall	1,000,000	(277,398)	722,602	600,000	122,602
Total	2,800,000	(832,192)	1,967,808	1,602,603	365,205

Mr. Ashwell’s 1,722,603 unvested shares were vested as part of his severance agreement in May 2010.  In connection with the vesting of shares, the Company accelerated the remaining deferred compensation expense of $315,406.  In addition, Mr. Ashwell will receive his monthly salary and medical benefits through May 2011 and in July 2010, the Company issued 277,397 shares of restricted common stock as part of this severance agreement.  The Company accrued a payroll expense of $320,833 and a benefit expense of $20,973, or a $341,806 total liability for these costs.

STOCK OPTIONS

No stock options were issued during the reporting periods of this report.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The following table present the liabilities measured at fair value on a recurring basis as of June 30, 2010 by level with the fair value hierarchy.

	Level 1	Level 2	Level 3	Total

Promissory notes	$--	$--	$16,674,706	$16,674,706
Warrants	--	--	$2,441	$2,441

The following table summarizes the Level 3 liabilities changes in fair value of the Company’s promissory notes and warrants as of June 30, 2010:

	Promissory Notes	Warrants
Balance at December 31, 2008	$11,477,203	$56,771
Promissory notes paid in 2009 – net	(13,588,723)	--
Income from change of indexed stock price	--	(47,294)
Issuance of notes with debt premium – net	23,260,000	--
Unamortized debt premium	(11,126,194)
Accretion of debt premium	5,351,520	--
Balance December 31, 2009	$15,373,806	$9,477

	Promissory Notes	Warrants
Balance at December 31, 2009	$15,373,806	$9,477
Income from change of indexed stock price	--	(7,036)
Issuance of notes with debt premium	295,890	--
Unamortized debt premium	(114,273)	--
Accretion of debt premium	1,119,283	--
Balance at June 30, 2010	$16,674,706	$2,441

The Company determined the value of its promissory notes based on a discount from the face value for the interest rate and delayed payment terms in addition to other facts and circumstances at the end of June 2010 and 2009.

The Company carries the warrant on its balance sheet as a liability at fair value determined by using the Black Scholes option pricing model.   As of June 30, 2010, the factors used in the valuation of the warrants were the Company’s common stock price of $0.09, interest rate of 1.00%, 532 days remaining and volatility percentage of  126.16%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 11.                      RELATED PARTY TRANSACTIONS

JAVO DISPENSER, LLC

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Mssrs. Hackett and Solomon, three former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC has agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company.  The term of the rental agreement extends to 2010 and, at the end of the term the Company has the right to acquire the dispensers for nominal consideration of $1.00. The LLC operating agreement and rental agreement with the Company are attached as an exhibit.

As of June 30, 2010, the LLC has purchased 896 dispensers, of which 854 are still in service.  The Company incurred dispenser rental expense of $182,040 for the three months ended June 30, 2010 and 2009 and of $364,080 for the six months ended June 30, 2010 and 2009, respectively.   Presented below are the Condensed Balance Sheets as of June 30, 2010 and December 31, 2009, and the Statements of Operations for the three and six month periods ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 and 2009, the Company owed Javo Dispenser, LLC $680,695 and $291,237, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(UNAUDITED)

	June 30,	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$368	$1,167
Accounts receivable	680,695	452,120
Total current assets	681,063	453,287
Property and equipment, net	375,253	594,416
Total assets	$1,056,316	$1,047,703

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,903	$23,950
Long-term debt	203,050	338,764
Total liabilities	231,953	362,714
Member Equity	824,363	684,989
Total liabilities and member equity	$1,056,316	$1,047,703

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 11.                    RELATED PARTY TRANSACTIONS (Continued)

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental Income	$182,040	$182,040	$364,080	$364,080
Operating expenses
General and administrative	(118,762)	(122,650)	(218,375)	(233,426)
Total operating expenses	(118,762)	(122,650)	(218,375)	(233,426)
Income from operations	63,278	59,390	145,705	130,654
Other income (expenses)
Interest expense	(2,804)	(6,542)	(6,331)	(14,730)
Net Income	$60,474	$52,848	$139,374	$115,924

STOCK ISSUANCE

In April 2010, the Company issued 1,109,589 shares of common stock and promissory notes in the aggregate amount of $295,890 to Coffee Holdings, LLC.  The promissory note interest rate is 12% and is due in a balloon payment of principal and interest in sixty-six months or October 2015.  The loan was the first advance on the $3.5 million commitment from Coffee Holdings, LLC.  The loan proceeds were used to pay the quarterly interest due on April 1, 2010 on the $12 million promissory note due to the same investor.

In May 2010, Mr. Cody Ashwell’s 1,722,603 unvested shares became vested as part of his severance agreement.  In connection with the vesting of shares, the Company’s accelerated the remaining deferred compensation expense of $315,406.

NOTE 12.                      SUBSEQUENT EVENTS

On July 1, 2010, the Company issued 236,274 preferred shares as an in-kind payment of $1 per share dividend on its Series B Preferred stock.  The issuance increased the number of shares outstanding to 2,599,020.

In July 2010, the Company issued 1,121,916 shares of common stock and promissory notes in the aggregate amount of $299,178 to Coffee Holdings, LLC.  The promissory note interest rate is 12% and is due in a balloon payment of principal and interest in fifty-eight months or April 2015.  The loan was the second advance on the $3.5 million commitment from Coffee Holdings, LLC.  The loan proceeds were used to pay the quarterly interest due on June 30, 2010 on the $12 million promissory note due to the same investor.

In July 2010, the Company issued 277,397 shares of restricted common stock as part of severance compensation to its former CEO.   The Company accrued an expense of $27,238 related to the issuance.

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

MANAGEMENT AND BOARD OF DIRECTORS

In March 2010, Mr. Stanley L. Greanias was nominated and elected to the Company Board of Directors.  In May 2010, Stanley L. Greanias became the CEO of the Company.   Mr. Greanias brings vast experience in the coffee industry developed while serving in executive roles with coffee companies including several executive positions at Sara Lee Corporation.  Mr. Greanias was Vice President of Sara Lee Corporation and the Chief Executive Officer of Sara Lee Coffee and Tea, North America.

The following is a comparative table of income statements for the quarter ended June 30, 2010 and 2009.  Below is a discussion and analysis of the period-over-period changes.

	Three Months Ended		Change in
	June 30,		Comparative 3 Months
	2010	2009	2010-2009%

Gross Sales	$7,299,875	$7,088,218	$211,657	3.0%
Returns and Allowances	(1,281,939)	(1,042,909)	(239,030)	22.9%
Net Sales	6,017,936	6,045,309	(27,373)	-0.5%
Cost of sales	(3,632,609)	(3,285,179)	(347,430)	10.6%
Gross Profit	2,385,327	2,760,130	(374,803)
Gross profit % of net sales	39.6%	45.7%	-6.1%
Operating expenses:
Selling and marketing	(804,059)	(1,334,734)	530,675	-39.8%
General and administrative*	(3,144,732)	(2,329,310)	(815,422)	35.0%
Total operating expenses	(3,948,791)	(3,664,044)	(284,747)	7.8%

Loss from operations**	(1,563,464)	(903,914)	(659,550)	73.0%

Other income (expenses):
Interest income	100	4,297	(4,197)	-97.7%
Interest expense***	(1,527,995)	(5,250,503)	3,722,508	-70.9%
Gain from derivatives****	11,362	88,390	(77,028)	-87.1%
Other income	831	1,433,862	(1,433,031)	-99.9%
Loss on disposal of assets	(23,346)	(66,014)	42,668	-64.6%
Total other expense	(1,539,048)	(3,789,968)	2,250,920	-59.4%

Net loss	$(3,102,512)	$(4,693,882)	$1,591,370	-33.9%

*For the three months ended June 30, 2010, general and administrative expenses include $715,636 in salary, benefit and non-cash stock compensation expense related to the severance agreement for Cody C. Ashwell, former CEO.

**For the three months ended June 30, 2010, general and administrative expenses includes non-cash stock expense of $239,079, non-cash deferred compensation expense of $342,644 and non-cash depreciation and amortization expense of $920,798 for a total of non-cash charges of $1,502,521.  Adding back these non-cash expenses the Company’s showed non-GAAP loss from operations of $60,943 in the second quarter 2010.  For the three months ending June 30, 2009 the comparative non-GAAP profit from operations without non-cash items was $171,085.

***For the three months ended June 30, 2010, interest expense of $1,527,995 includes non-cash amortization for the Senior Subordinated Promissory Notes of $662,746. Excluding the non-cash amortization of debt discount and amortization of financing fees, the Company’s interest expense for the first quarter 2010 was $784,775.

****For the three months ended June 30, 2010, gain from derivatives is non-cash expense related to change in Black-Scholes value of warrants to purchase shares of the Company’s Common Stock.  The warrants have original strike prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.

GROSS SALES

In the second quarter of 2010, the Company achieved gross sales (revenue) of $7.3 million, an increase of $212 thousand, or 3.0% growth, over the same period in 2009.  The Company’s 2010 second quarter gross sales of hot and iced dispensed products were $6.7 million, an increase of 3.4% over dispensed sales of $6.5 million in the same period of 2009. The Company owns 5,525 dispensers and estimates that customers using its coffee and tea products own an additional 6,260 dispensers. The Company’s non-dispensed gross sales for the three months ended June 30, 2010 were $574 thousand compared to $580 thousand for the same period the prior year, a decrease of 1% from the same period in 2009.

The Company will see continued seasonality in its quarterly gross sales as iced coffee sales are higher in the second and third quarters and hot coffee sales are higher in the first and fourth quarters of the year.

MARKETING ALLOWANCES, DISCOUNTS AND RETURNS

In the second quarter 2010, the Company’s marketing allowances, discounts and returns were $1.3 million, an increase of $239,000 versus the same period in the prior year.  This increase reflects the Company's higher sales to national account customers which earn negotiated pricing adjustments when the Company sells its products into these networks.

GROSS PROFIT MARGIN

The Company’s gross profit was $2.38 million and gross profit margin was 39.6% of net sales for the quarter ended June 30, 2010 compared to 45.7% of net sales for the quarter ended June 30, 2009. The decline in gross margin was due to increased cost of goods for coffee beans, sugar and certain packaging materials and increased expense  for removal, refurbishment, shipping and re-installation of dispensers from low through-put locations to more productive locations.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended June 30, 2010, were $804 thousand compared to $1.33 million in the same quarter in 2009.  The reduction was the result of an initiative by the Company to improve efficiency of its selling efforts by eliminating its least productive practices and cost centers.  More specifically the decrease of $531 thousand or 39.8% was attributable to a reduction of $260 thousand for payroll and benefits, decreased expenditures for tradeshow expenses, printing costs and sales supplies of $117 thousand, decreased travel and entertainment expenses of $149 thousand and a decrease in variable marketing and promotion expenses of $5 thousand.  Selling and marketing expenses in the quarter ending June 30, 2010 have declined as a percentage of net sales to 13.4% from 22.1% in the same quarter last year or a 8.7 percentage point improvement.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended June 30, 2010 were $3.1 million compared to $2.3 million in the same quarter in 2009. The increase of $815 thousand or 35.0% was due to one-time severance expenses for salary, benefits and stock vesting and issuances of $716 thousand, and an increase in depreciation expense of $90 thousand.

General and administrative expense for the second quarter of 2010 included non-cash depreciation and amortization expense of $883 thousand, non-cash expense for deferred compensation in connection with stock issuances of $239 thousand, amortization of previously paid retention bonuses of $125 thousand and $343 thousand non-cash amortization of deferred stock compensation.

The general and administrative expenses for the second quarter 2010 included one-time severance expenses for the departure of our former CEO which breaks down as follows: $373 thousand in payroll and benefits costs payable through May 2010, $315 thousand for the write-off of unamortized non-cash deferred compensation due to vesting of shares and $27 thousand in non-cash stock issuance expense.

OTHER INCOME/EXPENSES

The Company recorded $1.5 million in net other expense for the quarter ended June 30, 2010 compared to $3.8 million in net other expense for the same quarter in 2009. The decrease in other expense of $2.3 million was primarily due to  the decrease in interest expense of $3.7 million and a decrease in other income of $1.4 million both the result of debt restructuring.

NET LOSS

The net loss for the Company for the quarter ended June 30, 2010 was $3.1 million compared to a net loss of $4.7 million for the same quarter in 2009, a difference of $1.6 million. The difference is primarily due to a decrease in interest expense of $3.7 million offset by a decrease in other income of $1.4 million due to the debt restructuring.

The following is a comparative table of income statements for the six months ended June 30, 2010 and 2009.  Below is a discussion and analysis of the period-over-period changes.

	Six Months Ended		Change in
	June 30,		Comparative 6 Months
	2010	2009	2010-2009%

Gross Sales	$12,304,706	$11,755,194	$549,512	4.7%
Returns and Allowances	(2,363,075)	(1,810,524)	(552,551)	30.5%
Net Sales	9,941,631	9,944,670	(3,039)	0.0%
Cost of sales	(5,963,528)	(5,614,834)	(348,694)	6.2%
Gross Profit	3,978,103	4,329,836	(351,733)
Gross profit % of net sales	40.0%	43.5%	-3.5%
Operating expenses:
Selling and marketing	(1,713,126)	(2,435,381)	722,255	-29.7%
General and administrative*	(5,589,158)	(4,612,618)	(976,540)	21.2%
Total operating expenses	(7,302,284)	(7,047,999)	(254,285)	3.6%

Loss from operations**	(3,324,181)	(2,718,163)	(606,018)	22.3%

Other income (expenses):
Interest income	255	16,726	(16,471)	-98.5%
Interest expense***	(2,904,322)	(6,490,643)	3,586,321	-55.3%
Loss from derivatives****	7,036	25,517	(18,481)	-72.4%
Other income	37,127	1,350,132	(1,313,005)	-97.3%
Gain/(loss) on disposal of assets	(19,512)	(66,922)	47,410	-70.8%
Total other expense	(2,879,416)	(5,165,190)	2,285,774	-44.3%

Net loss	$(6,203,597)	$(7,883,353)	$1,679,756	-21.3%

*For the six months ended June 30, 2010, general and administrative expenses include $716,636 in salary, benefit and non-cash stock compensation expense related to the severance agreement for Cody C. Ashwell, former CEO.

**For the six months ended June 30, 2010, general and administrative expenses includes non-cash stock expense of $455,466, non-cash deferred compensation expense of $342,664 and non-cash depreciation and amortization expense of $1,823,139 for a total of non-cash charges of $2,611,249.  Adding back these non-cash items the non-GAAP loss from operations was $712,932 for the first six month of 2010.  For the six months ending June 30, 2009 the comparative non-GAAP loss from operations without non-cash items was $493,056.

***For the six months ended June 30, 2010, interest expense of $2,904,322 includes non-cash amortization for the Senior Subordinated Promissory Notes of $1,254,298. Excluding the non-cash amortization of debt discount and amortization of financing fees, the Company’s interest expense for the first quarter 2010 was $1,650,024.

****For the six months ended June 30, 2010, loss from derivatives is non-cash expense related to change in Black-Scholes value of warrants to purchase shares of the Company’s Common Stock.  The warrants have original prices ranging from $1.79 to $2.24 per share and expire on December 15, 2011.

GROSS SALES

In the first half of 2010, the Company achieved gross sales (revenue) of $12.3 million, an increase of $550 thousand, or 4.7% growth, over the same period in 2009.  The Company’s 2010 first half gross sales of hot and iced dispensed products were $11.4 million, an increase of 6.7% over dispensed sales of $10.7 million in the same period of 2009.  This increase was primarily the result of an increase in the number of installed dispensing locations at the beginning of the quarter compared to the same period in the prior year.  The Company owns 5,525 dispensers and estimates customers serving its products own an additional 6,260 dispensers. The Company’s non-dispensed product gross sales for the six months ending June 30, 2010 were $821 thousand compared to $990 thousand in the same period prior year, a decrease of 17.1% from the same period in 2009.

MARKETING ALLOWANCES, DISCOUNTS AND RETURNS

In the first half of 2010, the Company’s marketing allowances, discounts and returns were $2.4 million, an increase of $553 thousand versus the same period in the prior year.  Marketing allowances represented 19.2% of gross sales in the first six months of 2010 versus 15.4% for the same six months in 2009.  This increase reflects the Company's higher sales to national account customers which earn negotiated pricing adjustments when the Company sells its products into these networks.

GROSS PROFIT MARGIN

The Company’s gross profit was $3.98 million and gross profit margin was 40.0 % of net sales for the six months ended June 30, 2010 and 43.5% of net sales for the six months ended June 30, 2009.  The decline in gross margin was due to increased cost of goods for coffee beans, sugar and certain packaging materials  and  increased expense related to removal, refurbishment, shipping and re-installation of dispensers from low through-put locations to higher productity locations.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the six months ended June 30, 2010, were $1.7 million compared to $2.5 million in the same quarter in 2009.  The decrease of $722 thousand or 29.7% was attributable to a decrease of $386 thousand for payroll and benefits, decreased expenditures for tradeshows, printing costs and sales supplies of $190 thousand and decreased travel and entertainment expenses of $194 thousand offset by an increase in variable marketing and promotion expenses of $48 thousand.  Selling and marketing expenses in the six months ended June 30, 2010 have declined as a percentage of net sales to 17.2% from 24.5% in the same six months last year or a 7.3 percentage point improvement.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended June 30, 2010 were $5.6 million compared to $4.6 million in the same six months in 2009. The increase of $977 thousand  was primarily due to one time expenses of $716 thousand recorded in connection with the severance agreement with our former CEO, increased depreciation expense of $224 thousand and an increase in personal property taxes of $70 thousand.

General and administrative expense for the six months ended June 30, 2010 included non-cash depreciation and amortization expense of $1.8 million, non-cash compensation expense related stock issuances of $445 thousand, amortization of previously paid retention bonuses of $125 thousand and write-off of the non-cash of deferred compensation related vesting shares issued for services.

The general and administrative expenses for the six months ended June 30, 2010 included one-time severance expenses for the departure of our former CEO which breaks down as follows $373 thousand in payroll and benefits costs payable through May 2011, $315 thousand for the write-off of unamortized non-cash deferred compensation due to vesting of shares and $27 thousand in non-cash stock issuance expense.

OTHER INCOME/EXPENSES

The Company recorded $2.9 million in net other expense for the six months ended June 30, 2010 compared to $5.2 million in net other expense for the same six months in 2009. The decrease in other expense of $2.3 million was primarily due to the decrease in interest expense of $3.6 million, and a decrease of $1.3 million in other income both the result of restructuring of debt.

NET LOSS

The net loss for the Company for the six months ended June 30, 2010 was $6.2 million compared to a net loss of $7.9 million for the same six months in 2009, a difference of $1.7 million. The difference is primarily due to a decrease of  $3.9 million  in interest expense and a decrease of $1.3 million in other income both the result of restructuring of debt and severance expenses for our former CEO of $716 thousand.

LIQUIDITY AND CAPITAL RESOURCES

The Company owned 5,525 dispensers and estimated its customers owned an additional 6,260 dispensers serving its products in locations such as 7-Eleven, Compass/Foodbuy, Med Assets Supply Chain Systems, Consorta, Amerinet, Premier Healthcare and multiple other leading convenience stores, hotel, hospital, health care, and casino customers.

The Company has experienced net losses and negative cash flows from operations since inception through June 30, 2010; it has an accumulated deficit of $83.6 million and has consumed cash from operations and financing in excess of $39.6 million.  It has financed operations since inception primarily through capital contributions, related-party loans, and private-placements of its Common Stock and debt offerings and net sales. The Company anticipates that its current cash and cash equivalents, receivable financing, funding from its $3.5 million debt service commitment,  as well as expected cash flows from increased sales and gross profits in the remainder of 2010 will provide adequate capital to fund operations and required capital expenditures. In March 2010, the executives forfeited 1.1 million shares of unvested common stock so that the Company could use those shares to fund $295 thousand of its $3.5 million commitment for debt service payment due on its eight year notes due in April 2010.  The Company intends to continue to use the $3.5 million commitment to fund the quarterly debt service payments on a portion of the eight year notes.  The Company has partially paid a promissory note issued in 2005 for a principal amount of $25,000 plus accrued interest of $12,500 which was due in February 2010.  This default has not triggered the maturity of any of the Company’s other debt and the Company intends to pay this note in August 2010.

The Company used $1.4 million from cash and cash equivalents in operating activities in the six months ending June 30, 2010, versus using $4.5 million in the same period in 2009.  The decrease in cash used during 2010 is related primarily to the improved results from operations, an increase in receivables offset by reductions in inventory and a net increase in payables.

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

Revenue Recognition

The Company recognizes gross sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collection is probable. It recognizes revenue in accordance with Accounting Standards Update No. 2009-13 "Revenue Recognition." Net sales are recorded after sale returns, discounts and allowances, which are estimated at the time of shipment based upon historical data.  The Company recorded $2,363,075 and $1,810,524 in discounts, allowances and returns for the first half of 2010 and 2009, respectively.

Stock-Based Compensation

Compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In June of 2009, the Company issued 5,000,000 in forfeitable common stock to employees. The shares vest over a 5-year period with the first vesting in the third year.  In March 2009, the executive returned 1,109,589 shares of the restricted common stock to the Company.  The Company reported non-cash stock expense related to the 2007 option grants of $477,872, and $624,467 in 2010 and 2009, respectively. The Company reported non-cash compensation expense of $250,000, during the first six months of 2010. The Company recorded an additional $33,000 expense related to the issuance of 300,000 shares of restricted common stock for director compensations.  The Company did not issue any employee options in 2010.

In the second quarter, the Company recorded an expense of 27,238 for the issuance of 277,397 shares of restricted common stock as part of severance compensation to Mr. Cody C. Ashwell, its former CEO.  In addition, in May 2010 Mr. Ashwell’s 1,722,603 unvested shares became vested as part of his severance agreement.  In connection with the vesting of shares, the Company’s accelerated the remaining deferred compensation expense of $315,406.

OFF-BALANCE SHEET ARRANGEMENTS

In 2005, the Company entered into a seven year rental agreement with Javo Dispenser, LLC (“LLC”) to rent liquid concentrate dispensers for placement at its customer locations.  The LLC is a Delaware limited liability company owned by Company directors Mssrs. Hackett and Solomon, three former directors and three other Company shareholders.  The Company’s Chief Financial Officer serves, without remuneration of any kind, as the General Manager of the LLC.  The LLC agreed to acquire, as needed, up to $2,000,000 worth of liquid dispensers, which are then rented to the Company on terms that the Company believes at the time entered into was arm’s length and no less favorable than could be obtained from an unaffiliated supplier.  The term of the rental agreement extends to 2010 and, at the end of the term the Company has the right to acquire the dispensers for nominal consideration of $1.00. The Company believes that the terms of this agreement are fair and are consistent with the terms that would be obtained in an arm’s length transaction with non-related parties.

As of June 30, 2010, the LLC had purchased 896 dispensers with 854 of them still in service.  The Company incurred dispenser rental expense of $364,080 for the six months ended June 30, 2010 and 2009, respectively.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relating to its operations result primarily from changes in commodity prices and the ability to pass along those cost increases through customer price increases.  The Company does not use financial instruments or commodity contracts in hedging transactions or for trading purposes, although it does make forward commitments to buy coffee beans to mitigate these risks, as described below.

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Gross profit margins can be impacted by changes in the price of green coffee.  The Company enters into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which give us significant flexibility in selecting the date of the market price and timing of delivery.   Depending on demand and the condition of the coffee markets, Javo will generally make commitments for one to nine months ahead; as of June 30, 2010, the Company had commitments for green coffee and soluble into the third quarter of 2010 for approximately $1.4 million.  If the Company does not take possession of the committed coffee as schedule the Company will incur a monthly storage fee of approximately $0.01 per pound per month until delivered.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2010, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). The Company’s chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15-d-15(b) of the Securities Exchange Act of 1934, as amended.

Changes in Internal Control Over Financial Reporting

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

31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on August 9, 2010.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /s/ Stanley L. Greanias
Stanley L. Greanias
Its:    Chief Executive Officer

By: /s/ Richard A. Gartrell
Richard A. Gartrell
Its:    Chief Financial Officer