Form 10-Q
period 2010-09-30
JAVO BEVERAGE CO INC
filed 2010-11-09
CIK 1092302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarter ended:

SEPTEMBER  30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, ("Common Stock") was 301,636,891 as of October 31, 2010.

JAVO BEVERAGE COMPANY, INC.

PART 1   FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

JAVO BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS
	September 30, 2010	December 31,
	Unaudited	2009
ASSETS
Current assets:
Cash and cash equivalents	$439,984	$1,604,578
Restricted cash	58,008	140,000
Total cash, restricted cash and cash equivalents	497,992	1,744,578

Accounts receivable, less allowances	2,822,938	2,573,723
Inventory, net of reserve for obsolescence	1,035,980	1,246,129
Prepaid expenses	176,916	370,052
Total current assets	4,533,826	5,934,482

Property and equipment, net	9,802,316	11,629,536
Intangibles, net	2,107,210	2,396,015
Deposits	23,858	23,858

Total assets	$16,467,210	$19,983,891
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,807,959	$4,006,857
Lines of credit	1,768,805	1,772,801
Accrued payroll and related benefits	635,876	238,108
Accrued current portion of interest payable	567,120	578,847
Warrants payable	768	9,477
Current portion of long-term debt and capital leases	219,057	271,732
Total current liabilities	7,999,585	6,877,822

Long-term debt and capital leases, net of current portion	27,414,692	26,692,123
Unamortized discount on long-term debt	(9,611,410)	(11,126,194)
Accrued long-term interest payable	443,728	68,379
Total liabilities	26,246,595	22,512,130
Commitments and contingencies	--	--
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,599,020 shares issued and outstanding as of September 30, 2010 and 2,362,746 shares issued and outstanding as of December 31, 2009. 150,000 shares have been reserved for the Junior A Participating Preferred Stock.	2,599	2,363
Common stock, $0.001 par value, 400,000,000 shares authorized, 300,502,655 shares issued and outstanding as of September 30, 2010; 300,000,000 shares authorized and 298,803,342 shares issued and outstanding as of December 31, 2009.	300,503	298,803
Additional paid in capital	78,342,403	75,228,355
Accumulated deficit	(88,424,890)	(78,057,760)
Total stockholders' deficit	(9,779,385)	(2,528,239)
Total liabilities and stockholders' deficit	$16,467,210	$19,983,891

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Gross sales	$7,336,999	$6,527,269	$19,641,705	$18,282,464
Returns and allowances	(1,486,844)	(1,421,570)	(3,849,919)	(3,232,094)
Net sales	5,850,155	5,105,699	15,791,786	15,050,370
Cost of sales	(3,214,882)	(2,840,968)	(9,178,410)	(8,455,802)
Gross profit	2,635,273	2,264,731	6,613,376	6,594,568

Operating expenses:
Selling and marketing	(773,250)	(1,156,728)	(2,486,376)	(3,592,109)
General and administrative	(2,141,634)	(2,408,888)	(7,730,792)	(7,021,506)

Total operating expenses	(2,914,884)	(3,565,616)	(10,217,168)	(10,613,615)

Loss from operations	(279,611)	(1,300,885)	(3,603,792)	(4,019,047)

Other income (expenses):
Interest income	112	1,223	367	17,949
Interest expense	(1,523,378)	(1,233,839)	(4,427,700)	(7,724,482)
Gain on derivatives	1,673	12,454	8,708	37,971
Other income	819	--	37,946	1,350,132
Loss on disposal of assets	(408)	(3,661)	(19,920)	(70,584)

Total other expense	(1,521,182)	(1,223,823)	(4,400,599)	(6,389,014)

Net loss	$(1,800,793)	$(2,524,708)	$(8,004,391)	$(10,408,061)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Weighted average number of shares outstanding, basic and diluted	300,499,640	283,803,342	299,373,679	253,048,184

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,004,391)	$(10,408,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	4,674,677	7,463,814
Gain on derivatives	(8,708)	(37,970)
Deferred compensation	523,788	722,342
Issuance of common stock for services	60,238	--
Gain on forfeiture of restricted shares	(36,297)	--
Provision for bad debt	--	37,500
Loss on disposal of assets	19,920	70,584
Changes in operating assets and liabilities:
Accounts receivable	(249,215)	(1,760,289)
Inventories	210,149	(407,613)
Prepaid expenses and other assets	193,136	(521,209)
Accounts payable and accrued expenses	1,913,912	413,077
Accrued payroll and related benefits	397,767	(491,303)
Accrued interest payable	(154,534)	1,373,428
Net cash used in operating activities	(459,558)	(3,045,700)
Cash flows from investing activities:
Change in restricted cash	81,992	4,637,000
Proceeds from disposal of equipment	32,055	16,393
Purchases of property and equipment	(567,490)	(2,879,919)
Net cash (used in) provided by investing activities	(453,443)	1,773,474
Cash flows from financing activities:
Repayment on line-of-credit	(81,992)	(9,151,141)
Proceeds from line-of-credit borrowing	--	2,314,463
Factoring liability	(3,996)	774,548
Proceeds from long-term debt	--	19,760,000
Payment of loan fees related to long-term debt	(29,080)	(1,821,087)
Repayment of long term debt	(50,000)	(10,789,601)
Repayments under capital lease obligations	(168,517)	(214,060)
Net cash (used in) provided by financing activities	(333,585)	873,122

Net change in cash and cash equivalents	(1,246,586)	(399,104)
Cash and cash equivalents at beginning of period	1,744,578	905,344
Cash and cash equivalents at end of period	$497,992	$506,240

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS CONT’D
UNAUDITED

	For the Nine Months Ended September 30,
	2010	2009
Non-cash activities:
Issuance of preferred stock for stock dividend	$2,362,739	$2,147,943
Issuance of common stock in exchange for debt	$--	$8,136,491
Issuance of common stock in exchange for interest due	$205,516	$211,947
Issuance of common stock in exchange for services	$60,238	$--
Return of common stock to treasury	$1,110	$--
Equipment from capital lease	$293,343	$--

Supplemental cash flow information:
Cash paid for interest	$1,532,638	$806,880
Cash paid for income taxes	$5,135	$7,075

The accompanying notes are an integral part of these financial statements.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1.    BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company has substantial debt obligations, limited liquidity, and negative working capital.  The Company has also not made certain interest and financing payments (see Note 12 below).  These factors raise doubt about the Company’s ability to continue as a going concern.  Subsequent to quarter end, the Company engaged the services of a third-party financial consultant to advise and assist the Company in developing and executing a plan to restructure the Company’s capitalization and existing indebtedness.  The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In the opinion of management, the accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and the cash flows for the nine months ended September 30, 2010 and 2009. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

In June 2010, the shareholders approved an increase in the authorized number of common stock to 400,000,000 from the 300,000,000 shares previously authorized.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassifications

Certain prior year amounts in the accompanying condensed financial statements have been reclassified to conform to the current year’s presentation

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 2.    ACCOUNTS RECEIVABLE

As of September 30, 2010 and December 31, 2009, the Company’s accounts receivable were:

	September 30, 2010	December 31, 2009
Accounts receivable	$2,887,653	$2,640,163
Allowance for doubtful accounts	(64,715)	(66,440)
	$2,822,938	$2,573,723

Allowance for doubtful accounts	September 30, 2010	December 31, 2009
Beginning balance	$66,440	$16,540
Write-offs	(1,725)	--
Bad debt expense	--	49,900
Ending balance	$64,715	$66,440

NOTE 3.    INVENTORY

Inventory consists of the following at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Raw materials	$621,491	$1,053,415
Finished goods	435,350	212,714
	1,056,841	1,266,129
Reserve for obsolescence	(20,861)	(20,000)
	$1,035,980	$1,246,129

NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2010 and December 31, 2009.

	September 30,2010	December 31, 2009
Production and other equipment	$17,805,158	$17,068,830
Leasehold improvements	476,230	476,230
Office equipment	312,119	312,119
Vehicles	46,897	46,897
Construction-in-process	25,611	41,323
Total cost	18,666,015	17,945,399
Less accumulated depreciation	(8,863,699)	(6,315,863)
	$9,802,316	$11,629,536

During the three months ended September 30, 2010 and 2009 depreciation expenses totaled $883,243 and $813,847, respectively.  For the nine months ended September 30, 2010 and 2009 depreciation expenses totaled $2,636,077 and $2,263,932, respectively.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5.    INTANGIBLE ASSETS

Intangible assets include loan costs of $3,250,479, net of amortization of $1,538,277, or $1,712,202.  The loan costs related to the promissory note debt are being amortized over the life of the loan; sixty-six months, five years or eight years.  The loan costs related to the 2008 factoring fee and the 2010 refinance of the equipment loan are being amortized over the three year contract term. Amortization expense for these loans costs for the three months ended September 30, 2010 and 2009 was $72,534 and $60,709, respectively.  For the nine months ended September 30, 2010 and 2009 amortization expense was $216,071 and $114,579, respectively.

In 2005, the Company entered into a five-year contract to be the primary liquid coffee provider for a group purchasing organization owned by a large contract foodservice operator.  In connection with that contract, the Company agreed to pay the group purchasing organization a $900,000 conversion fee that is being amortized based on the quantity of product sold over the term of the contract.  The agreement was modified in April 2007 to include iced dispensed products and extended the terms of the agreement through 2012.  Therefore, the remaining conversion fee is being amortized through the end of the amended contract. The Company recorded an amortization expense for the conversion fee for the three months ended September 30, 2010 and 2009 of $31,509 and $45,939, respectively.  The amortization expense for the nine months ended September 30, 2010 and 2009 was $101,814 and $118,287, respectively.    The conversion fee net of the $504,992 accumulated amortization is reported on the balance sheet as part of the Company’s intangible assets.

In 2008, the Company entered into one year exclusivity period contracts with three regional convenience store chains.  The Company paid for the installation of 1,050 machines at a cost of $183,718.  The installation costs were fully amortized in 2009. For the three and nine months ended September 30, 2009, the amortization expense for these installation costs was $1,868 and $80,065, respectively.

	September 30, 2010	December 31, 2009
Loan fees	$3,250,479	$3,221,400
Conversion fee	900,000	900,000
Installation costs	183,718	183,718
	4,334,197	4,305,118
Accumulated amortization	(2,226,987)	(1,909,103)
Net intangibles	$2,107,210	$2,396,015

Intangible amortization is projected as follows:	2010

October 2010 to September 2011	$521,138
October 2011 to September 2012	440,441
October 2012 to September 2013	275,643
October 2013 to September 2014	275,643
October 2015 to September 2015	264,000
Thereafter	330,345
$2,107,210

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6.    LINES OF CREDIT

In April 2009, the Company entered into financing arrangements with two of its equipment providers.  The terms of the arrangement provide for the Company to make principal and interest payments extending to April 2011.  The interest rates are 10% and 12% per annum on the outstanding balance.  As of September 30, 2010, the outstanding balances were $1,166,146 and $178,105.  The financing arrangements are secured by equipment purchased with the funds.  As of September 30, 2010, the Company had past due payments of $61,800 and $22,553, respectively, on these financing arrangements.

In April 2009, the Company paid off its $4,777,000 working capital line of credit balance through Wells Fargo Bank, N.A.  The line matured in July 1, 2009 and was not renewed.  The company incurred $29,740 in interest expense on the line for 2009.

In October 2008, the Company entered into a financing arrangement with a factoring company.  The terms of the lending facility provide for the Company to receive advance funding of up to 75% on the balance of its receivables up to $6,000,000.  In September 2008, the Company paid a due diligence fee of $29,500 which is being amortized over the life of the contract, 36 months.  The Company pays a 0.465% administrative fee for factoring a specific receivable for each thirty (30) day period the receivable is outstanding plus interest at three percent over prime. As of September 30, 2010, the rate was 6.25%, on the amount advanced by the factoring based on the days the receivables is outstanding.  In addition, the factoring facility allows the Company, at its option, to receive as an advance an additional 25% of the eligible receivables.  This optional advance must be repaid over a 13 week period before it can be advanced again.  The Company pays a 0.5% draw down fee and interest of 0.467% per diem on the outstanding balance for the optional advance. The amount owed on the factoring line as of September 30, 2010 was $1,768,805.  The factoring fees paid by the Company for the three months ending September 30, 2010 and 2009 were $96,490 and $93,438 respectively.  The factoring fees paid for the nine months ending September 30, 2010 and 2009 were $251,793 and $229,100, respectively.

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

In 2005, the Company issued a $50,000 promissory note bearing 10% interest per year and maturing in 2010.  The Company also issued 150,000 shares of restricted common stock and recognized a debt discount of $26,451, which was amortized over the life of the note.  The principal of $25,000 plus accrued interest of $12,500 was due in February 2010.  The remaining $25,000 plus interest was due in July 2010. Both notes and their respective interest amounts have been paid in full as of September 30, 2010.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE  7.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Senior Subordinated (Unsecured) Promissory Notes

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

Of the $22.5 million invested in senior subordinated unsecured promissory notes, $12.0 million was received from a private equity firm. The private equity firm investor received an eight year promissory note for $12.0 million and 50,000,000 shares of the Company’s restricted common stock in accordance with its securities purchase agreement. In connection with the private debt offering, the Company also entered into a professional services agreement with the private equity firm.  Pursuant to the services agreement, the Company engaged the private equity firm to provide financial and management consulting services to the Company and paid $500,000 for consulting services provided by it to the Company prior to the closing of the funding.  Under the services agreement, in consideration of the consulting services to be provided by the private equity firm during the term of the agreement, the Company agreed to pay the private equity firm an annual management fee of $100,000, which is payable quarterly.  The Services Agreement terminates by its terms on March 31, 2014.  The Company has capitalized the $500,000 consulting service fee as an intangible asset and will amortize it over the period of the loan.   As of September 30, 2010, the $25 thousand due July 1, 2010 had not been paid. The annual management fee will be expensed over the related period of the services.

In connection with the private equity investment of $12.0 million in this private debt offering, the Company recorded a debt discount of $6,071,340 on the promissory note which is being amortized as additional interest over the period of the note.   The discount was determined using the relative fair value of the promissory note and the restricted common stock issued in connection with the debt offering.   The effective interest rate including the discount amortization is approximately 13.03%%.

In connection with the other $10.5 million investment in this private debt offering, the Company determined that the best accounting treatment of the 52.5 million shares of stock issued was to use the relative fair value method to calculate the discounted fair value of the debt and amortize the discount over the life of the debt on an effective interest basis.  The Company issued $10.5 million in notes payable and recorded a debt discount of $4,776,256 which is being amortized as an additional non-cash interest expense over the eight-year period of the promissory notes at an effective compound interest rate of approximately 12.39%%.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 7.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

As a part of the $10.5 million raised, Company board members at the time, Mssrs. Baker, Beard, Carlton and Hackett, invested a total of $2,600,000 or $2.0 million, $100 thousand, $200 thousand and $300 thousand, respectively and received a promissory note for the amount of their investment plus five shares per dollar invested for a total of 13,000,000 shares of the Company’s restricted common stock in the same ratio as other similar investors

These Senior Subordinated promissory notes bear simple interest at the rate of 10% per annum, are payable upon demand at any time on or after January 1, 2017, and may be prepaid by the Company without penalty at any time.  Interest under the notes is payable in consecutive quarterly installments beginning on April 1, 2009 and principal and interest become payable in quarterly installments commencing on April 1, 2012.  The obligations represented by the notes and the payment of the principal and interest on the Notes are subordinate and subject to certain existing promissory notes issued by the Company in private placement offerings conducted from 2002 to 2005, capital leases, senior debt and certain other permitted indebtedness.

The Company recorded interest expense in connection with its Securities Purchase Agreements of $3,408,303 for the nine months ended September 30, 2010.  The interest expense is made up of accrued interest on the notes of $1,682,877, non-cash amortization of its debt discount of $1,539,667 and amortization of loan fees of $185,759.  For the nine months ended September 30, 2009 interest expense was $2,137,282 and is made up of accrued interest on the notes of $1,216,015, non-cash amortization of its debt discount of $816,601 and amortization of loan fees of $104,666.

Senior Subordinated 12% (Unsecured) Notes

In November 2009, the Company entered into a Securities Purchase Agreement for Senior Subordinated promissory notes with the private equity firm noted above.  The private equity firm investor received sixty-six month promissory notes for $4.0 million and 15,000,000 shares of the Company’s restricted common stock in accordance with its securities purchase agreement. These Senior Subordinated  promissory notes bear simple interest at the rate of 12% per annum, are payable upon demand at any time on or after January 1, 2015, and may be prepaid by the Company without penalty at any time.

In connection with the $4 million investment, the Company determined that the best accounting treatment of the 15.0 million shares of stock issued was to use the relative fair value method to calculate the discounted fair value of the debt and amortize the discount over the life of the debt on an effective interest basis.  The Company issued $4 million in notes payable and recorded a debt discount of $1,611,940 which is being amortized as an additional non-cash interest expense over the 66 month period of the promissory notes at an effective compound interest rate of approximately 19.22%

As part of the November 2009 transaction, the private equity firm committed to advance, at the Company’s election and subject to certain conditions, up to another $3.5 million, under identical terms to fund debt service on their $12.0 million Senior Subordinated promissory notes funded in April 2009.  The Company would issue additional promissory notes and 3.75 shares of common stock for every dollar funded on this commitment.

In April 2010, this commitment was used to fund the interest due to the private equity firm.  The private equity firm investor received sixty-one month promissory notes for a total of $295,890 and 1,109,589 shares of the Company’s restricted common stock in accordance with its securities purchase agreement.

In connection with the $295,890 investment, the Company determined that the best accounting treatment of the 1,109,589 shares of stock issued was to use the relative fair value method to calculate the discounted fair value of the debt and amortize the discount over the life of the debt on an effective interest basis.  The Company issued $295,890 in notes payable and recorded a debt discount of $112,616 which is being amortized as an additional non-cash interest expense over the 61 month period of the promissory notes at an effective compound interest rate of approximately 20.48%

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 7.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

In July 2010, this commitment was used to fund the interest due to the private equity firm.  The private equity firm investor received fifty-eight month promissory notes for a total of $299,178 and 1,121,916 shares of the Company’s restricted common stock in accordance with its securities purchase agreement.

In connection with the $299,178 investment, the Company determined that the best accounting treatment of the 1,121,916 shares of stock issued was to use the relative fair value method to calculate the discounted fair value of the debt and amortize the discount over the life of the debt on an effective interest basis.  The Company issued $299,178 in notes payable and recorded a debt discount of $91,658 which is being amortized as an additional non-cash interest expense over the 58 month period of the promissory notes at an effective compound interest rate of approximately 20.01%

In the nine months ended September 30, 2010, the Company incurred $385,865 of interest expense in connection with these debts and $178,559 in non-cash accretion expense.

Long-term debt matures as follows:

October 2010 to September 2011	$219,057
October 2011 to September 2012	2,466,954
October 2012 to September 2013	4,602,670
October 2013 to September 2014	4,500,000
October 2014 to September 2015	9,095,068
Thereafter	6,750,000

Less current portion	(219,057)
$27,414,692

NOTE 8.    WARRANT LIABILITY AND OTHER DERIVATIVE GAIN

In April 2009, the Company retired 5,980,098 warrants from the Senior Convertible debt holders; 3,167,599 warrants with a $1.95 strike price and 2,812,499 warrants with a $2.24 strike price.

For the remaining 551,292 warrants, the September 30, 2010 value was determined to be $768.  This was determined using the Black-Scholes option pricing model with 136.25% stock volatility, 440 days remaining to exercise, an interest rate of 0.39%, the strike prices, and the quarter end closing stock price of $0.06.

The Company recorded non-cash other derivative income of $8,708 and $37,970 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 9.    ISSUANCES OF STOCK AND STOCK OPTIONS

PREFERRED STOCK ISSUANCES

On July 1, 2010, the Company issued 236,274 preferred shares as an in-kind payment of $1 per share dividend on its Series B Preferred stock.  The issuance increased the number of shares outstanding to 2,599,020.  The Company recorded a non-cash in kind dividend of $2,362,739 in connection with the issuance.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 9.    ISSUANCES OF STOCK AND STOCK OPTIONS (Continued)

COMMON STOCK ISSUANCES

In June 2009, as part of a periodic review of executive and key employee compensation and retention, the Company cancelled the options issued in 2007 and issued 5,000,000 shares of forfeitable restricted common stock as a modification of the previous awards.  The Company determined that the relative fair value of the options immediately before they were terminated was $815,500 and was less than the relative fair value of the newly issued shares   of $1,350,000.  Therefore, the unamortized value of the original award is being amortized over the vesting period of the new award. The deferred compensation is being amortized as a non-cash compensation expense over the five year vesting period for the shares.  The forfeitable shares vest 60% in June 2012, 20% in June 2013 and 20% in June 2014.  For the three months and nine months ended September 30, 2010, the Company recorded a non-cash compensation expense of $523,788 and $722,342, respectively.  The following table shows the summary of activity during the current year.

Original expense	$219,271
Accelerated expense	315,406
Forfeiture reversal	(10,889)
Revised expense	$523,788

In June 2010, the Company issued 300,000 in restricted common stock as compensation for services for board participation for two new board members.  The number of shares issued to each of these new directors is equal to the amount previously issued to other board members in 2009.  Mr. Stanley L. Greanias received 150,000 shares and Coffee Holdings, LLC received 150,000 shares for the services of Mr. Scott P. Dickey.  The Company recorded compensation expense of $33,000 in connection with the issuances.

In July 2010, as part of the severance agreement with Mr. Cody C. Ashwell, the Company’s former Chief Executive Officer, the Company issued 277,397 shares of restricted common stock that had been previously forfeited.  The Company recorded an expense of $27,238 for the issuance of the stock.

COMMON STOCK FORFEITURES

In March 2010, executive officers of the Company forfeited 1,109,589 unvested shares of restricted common stock granted in 2009.  In connection with the forfeiture, the Company recorded a gain of $36,297.  The following table shows information regarding the outstanding equity awards at September 30, 2010 for our named executive officers:

				60%	20%
	Issued	Forfeited	Remaining	June 2012	June 2013
Gary A. Lillian	1,300,000	(277,397)	1,022,603	780,000	242,603
Richard A. Gartrell	500,000	(277,397)	222,603	222,603	--
William E. Marshall	1,000,000	(277,398)	722,602	600,000	122,602
Total	2,800,000	(832,192)	1,967,808	1,602,603	365,205

Mr. Ashwell’s 1,722,603 unvested shares were vested as part of his severance agreement in May 2010.  In connection with the vesting of shares, the Company accelerated the remaining deferred compensation expense of $315,406.  In addition, Mr. Ashwell will receive his monthly salary and medical benefits through May 2011 and in July 2010, the Company issued 277,397 shares of restricted common stock that had previously been forfeited as part of this severance agreement.   The Company accrued a payroll expense of $320,833 and a benefit expense of $20,973, or a $341,806 total liability for these costs.

STOCK OPTIONS

No stock options were issued during the reporting periods of this report.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 10.    FAIR VALUE MEASUREMENTS

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The following table present the liabilities measured at fair value on a recurring basis as of September 30, 2010 by level with the fair value hierarchy.

	Level 1	Level 2	Level 3	Total

Promissory notes	$--	$--	$17,483,658	$17,483,658
Warrants	--	--	$768	$768

The following table summarizes the Level 3 liabilities changes in fair value of the Company’s promissory notes and warrants as of September 30, 2010:

	Promissory Notes	Warrants
Balance at December 31, 2008	$11,477,203	$56,771
Promissory notes paid in 2009 – net	(13,588,723)	--
Income from change of indexed stock price	--	(47,294)
Issuance of notes with debt discount	23,260,000	--
Unamortized debt discount	(11,126,194)
Accretion of debt discount	5,351,520	--
Balance December 31, 2009	$15,373,806	$9,477

	Promissory Notes	Warrants
Balance at December 31, 2009	$15,373,806	$9,477
Income from change of indexed stock price	--	(8,709)
Issuance of notes with debt discount	595,068	--
Unamortized debt discount	(205,931)	--
Accretion of debt discount	1,720,715	--
Balance at September 30, 2010	$17,483,658	$768

The Company determined the value of its promissory notes based on a discount from the face value for the interest rate and delayed payment terms in addition to other facts and circumstances at the end of September 2010 and 2009.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The lease agreement with Javo Dispenser, LLC calls for a monthly lease payment of $60,680 ($71.05 per active dispenser) through the end of 2010, at which time the Company has the right to acquire the dispensers for $1 each if it chooses to do so.  The Company accounted for this capital lease transaction whereby it measured the capital lease asset and capital lease obligation initially at an amount equal to the present value of the minimum lease payments during the lease term.

As of September 30, 2010, the LLC has purchased 896 dispensers, of which 854 are still in service.  The Company incurred dispenser rental expense of $182,040 for the three months ended September 30, 2010 and 2009 and of $546,120 for the nine months ended September 30, 2010 and 2009, respectively.   Presented below are the Condensed Balance Sheets as of September 30, 2010 and December 31, 2009, and the Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009, respectively.  As of September 30, 2010 and 2009, the Company owed Javo Dispenser, LLC $787,735 and $344,080, respectively.

JAVO DISPENSER, LLC.
CONDENSED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009
(UNAUDITED)

	September 30,	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,367	$1,167
Accounts receivable	787,735	452,120
Total current assets	790,102	453,287
Property and equipment, net	285,108	594,416
Total assets	$1,075,210	$1,047,703

LIABILITIES AND MEMBER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,919	$23,950
Long-term debt	135,193	338,764
Total liabilities	162,112	362,714
Member Equity	913,098	684,989
Total liabilities and member equity	$1,075,210	$1,047,703

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 11.    RELATED PARTY TRANSACTIONS (Continued)

JAVO DISPENSER, LLC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental Income	$182,040	$182,040	$546,120	$546,120
Operating expenses
General and administrative	(91,310)	(111,234)	(309,685)	(344,660)
Total operating expenses	(91,310)	(111,234)	(309,685)	(344,660)
Income from operations	90,730	70,806	236,435	201,460
Other income (expenses)
Interest expense	(1,995)	(5,050)	(8,326)	(19,780)
Net Income	$88,735	$65,756	$228,109	$181,680

STOCK ISSUANCE

In April 2010, the Company issued 1,109,589 shares of common stock and promissory notes in the aggregate amount of $295,890 to Coffee Holdings, LLC.  The promissory note interest rate is 12% and is due in a balloon payment of principal and interest in sixty-one months or April 2015.  The loan was the first advance on the $3.5 million commitment from Coffee Holdings, LLC.  The loan proceeds were used to pay the quarterly interest due on April 1, 2010 on the $12 million promissory note due to the same investor.

In May 2010, Mr. Cody Ashwell’s 1,722,603 unvested shares became vested as part of his severance agreement.  In connection with the vesting of shares, the Company accelerated the remaining deferred compensation expense of $315,406.

In July 2010, the Company issued 1,121,916 shares of common stock and promissory notes in the aggregate amount of $299,178 to Coffee Holdings, LLC.  The promissory note interest rate is 12% and is due in a balloon payment of principal and interest in fifty-eight months or April 2015.  The loan was the second advance on the $3.5 million commitment from Coffee Holdings, LLC.  The loan proceeds were used to pay the quarterly interest due on July 1, 2010 on the $12 million promissory note due to the same investor.

In July 2010, the Company issued 277,397 shares of restricted common stock as part of severance compensation to its former CEO.   The Company recorded an expense of $27,238 related to the issuance.

JAVO BEVERAGE COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 12.    SUBSEQUENT EVENTS

In October 2010, the Company issued 1,134,235 shares of common stock and promissory notes in the aggregate amount of $302,463 to Coffee Holdings, LLC.  The promissory note interest rate is 12% and is due in a balloon payment of principal and interest in fifty-five months or April 2015.  The loan was the third advance on the $3.5 million commitment from Coffee Holdings, LLC.  The loan proceeds were used to pay the quarterly interest due on October 1, 2010 on the $12 million promissory note due to the same investor.

On October 27, 2010, the Company announced that due to liquidity constraints, the Company has not paid interest payments that were due on October 1, 2010, in the aggregate amount of $264,658 pursuant to the Company’s Unsecured Senior Subordinated Promissory Notes that mature in 2017 in the aggregate principal amount of $10.5 million (the “Notes”).  Such non-payment does not constitute an event of default or result in acceleration of principal under the terms of the Notes.  Despite recent improvements in its operating cash flow, the Company believes that its current and near-term liquidity will not allow it to make such interest payments out of its operating cash flows and that the payment terms would need to be restructured in some fashion.  Additionally, the Company has been unable to make timely payments to certain of its trade vendors.  Accordingly, the Company’s board of directors has engaged a third-party financial consultant to advise and assist the Company in developing and executing a plan to restructure the Company’s capitalization and existing indebtedness.  See Form 8K filed on October 27, 2010.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's condensed financial statements and related notes included in this report and, except for historical information, may contain forward-looking statements within the meaning of applicable federal securities law.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including but not limited to the following:

●	The Company’s ability to generate sufficient cash flows to support capital plans, general operating activities and service debt;
●	The Company has currently delayed payments to certain vendors and debt holders and may continue to do so.
●	The Company’s ability to restructure its capitalization to match its capacity to generate cash flow to the amount of its debt payment obligations.
●	A plan of restructure of the Company’s capitalization may result in a change in control, which in turn may have adverse consequences for the Company, and its shareholders
●	The terms and/or availability of financing and potential actions of the Company’s creditors and equity holders in response to efforts to restructure the Company’s capitalization;
●	The impact of rapid or persistent increases in the price of coffee beans and other commodities used by the Company;
●	Fluctuations in the supply of coffee beans;
●	General economic conditions and conditions that affect the price and availability of coffee;
●	Adulteration, spoilage, or defect in the Company’s products resulting in product recalls or death or injury to consumers;
●	Loss of key employees, vendors or customers;
●	The effects of competition from other coffee manufacturers and other beverage alternatives;
●	Changes in consumption of coffee;
●	The introduction of new competitive products;
●
Laws and regulations and/or changes therein including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), environmental laws and changes in any food and drug laws, especially those that may affect the way in which the Company’s products are marketed and/or labeled and/or sold;

●	The Company’s ability to penetrate new markets;
●	Unforeseen economic and political changes;
●	The Company’s ability to make suitable arrangements for the co-packing of certain of its products;
●	Volatility of stock prices may restrict opportunities;
●	Unilateral decisions by distributors and other customers to discontinue buying any or all of the Company’s products that they are purchasing at this time.

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

The following is a comparative table of income statements for the quarter ended September 30, 2010 and 2009.  Below is a discussion and analysis of the period-over-period changes.

	Three Months Ended		Change in
	September 30,		Comparative 3 Months
	2010	2009	2010-2009%

Gross Sales	$7,336,999	$6,527,269	$809,730	12.4%
Returns and Allowances	(1,486,844)	(1,421,570)	(65,274)	4.6%
Net Sales	5,850,155	5,105,699	744,456	14.6%
Cost of sales	(3,214,882)	(2,840,968)	(373,914)	13.2%
Gross Profit	2,635,273	2,264,731	370,542	16.4%
Gross profit % of net sales	45.0%	44.4%	0.6%
Operating expenses:
Selling and marketing	(773,250)	(1,156,728)	383,478	-33.2%
General and administrative	(2,141,634)	(2,408,888)	267,254	-11.1%
Total operating expenses	(2,914,884)	(3,565,616)	650,732	-18.3%
Loss from operations*	(279,611)	(1,300,885)	1,021,274	-78.5%
Other income (expenses):
Interest income	112	1,223	(1,111)	-90.8%
Interest expense**	(1,523,378)	(1,233,839)	(289,539)	23.5%
Gain from derivatives	1,673	12,454	(10,781)	-86.6%
Other income	819	--	819	--
Loss on disposal of assets	(408)	(3,661)	3,253	-88.9%
Total other expense	(1,521,182)	(1,223,823)	(297,359)	24.3%

Net loss	$(1,800,793)	$(2,524,708)	$723,915	-28.7%

*For the three months ended September 30, 2010, loss from operations includes non-cash stock expense of $45,916, non-cash depreciation of $883,243 and non cash conversion fee amortization expense of $31,509 for a total of non-cash charges of $960,668.  Adding back these non-cash expenses the Company has showed non-GAAP income from operations of $681,057 in the third quarter 2010.  For the three months ending September 30, 2009 the comparative non-GAAP loss from operations without non-cash items was $216,356.

**For the three months ended September 30, 2010, interest expense of $1,523,378 includes non-cash amortization of debt discount on long-term debt of $601,432. Excluding the non-cash amortization of debt discount and amortization of financing fees, the Company’s interest expense for the third quarter 2010 was $921,946.

STRATEGIC INITIATIVES

In June, 2010, the management of the Company initiated a strategic review of its business with the goal of improving performance and cash flow.  Preliminarily, management has begun executing four strategic initiatives.

1.
Redeployment of currently owned dispensers from low productivity (cases per month) to higher productivity customer locations, thereby, growing revenue without the need to purchase new beverage dispensers.

2.
Enhancement of the Company’s distribution network, which currently relies on broadline food service and convenience store distributors, with specialty distributors who have high value customers looking for an on-demand solution.  Typically, this class of distributors own and service their own dispensers;

3.
Increase focus on non-dispensed revenue opportunities.  By focusing sales resources on customers that prefer to own their own equipment or who can purchase packaged coffee and tea syrups, the Company can create revenue growth without using capital to purchase beverage dispensers.

4.	Reduction, where possible, of selling, general and administrative expenses associated with maintaining and growing the Company’s beverage business with existing customers.

GROSS SALES

In the third quarter of 2010, the Company achieved gross sales (revenue) of $7.3 million, an increase of $810 thousand, or 12.4% growth, over the same period in 2009.  The Company’s 2010 third quarter gross sales for hot and iced dispensed products were $6.9 million, an increase of 14.1% over dispensed product sales of $6.0 million in the same period of 2009.  The Company’s non-dispensed gross sales for the three months ended September 30, 2010 were $416 thousand compared to $457 thousand for the same period the prior year, a decrease of 8.9% from the same period in 2009.

The Company will see continued seasonality in its quarterly gross sales as iced coffee sales are higher in the second and third quarters and hot coffee sales are higher in the first and fourth quarters of the year.

MARKETING ALLOWANCES, DISCOUNTS AND RETURNS

In the third quarter 2010, the Company’s marketing allowances, discounts and returns were $1.5 million, an increase of $65,000 versus the same period in the prior year.  Marketing allowances included non-cash conversion fee amortization of $31,500 and $45,939 for the three months ended September 31, 2010, and 2009 respectively.  This increase reflects the Company's higher sales to national account and chain customers which earn higher negotiated pricing adjustments for products the Company sells into these networks.

NET SALES

In the third quarter of 2010, the Company’s net sales increased to $5.9 million, up $744 thousand over the same period in 2009.  The increase was the results of increased gross sales of $810 thousand offset by increased marketing allowances.

GROSS PROFIT MARGIN

The Company’s gross profit was $2.64 million and gross profit margin was 45.0% of net sales for the quarter ended September 30, 2010 compared to 44.4% of net sales for the quarter ended September 30, 2009. The improvement in gross margin was due to September 2010 price increases of 3-6% offset in part by increased cost of goods for coffee beans, sugar and certain packaging materials and increased expense for removal, refurbishment, shipping and re-installation of dispensers from low through-put locations to more productive locations.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the quarter ended September 30, 2010, were $773 thousand compared to $1.2 million in the same quarter in 2009.  The reduction was the result of an initiative by the Company to improve efficiency of its selling efforts by eliminating certain practices and by negotiating reduced costs in many operating areas. More specifically, the decrease of $383 thousand or 33.2% was attributable to a reduction of $217 thousand for payroll and benefits, decreased travel and entertainment expenses of $99 thousand, decreased expenditures for tradeshow expenses, printing costs and sales supplies of $44 thousand, and a decrease in variable marketing and promotion expenses of $23 thousand.  Selling and marketing expenses in the quarter ending September 30, 2010 have declined as a percentage of net sales to 13.2% from 22.7% in the same quarter last year or a 9.5% improvement.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended September 30, 2010 were $2.1 million compared to $2.4 million in the same quarter in 2009. The decrease of $267 thousand or 11.1% was due to a decrease in salary, benefits and stock vesting and issuances of $289 thousand,  a decrease in overhead costs of $47 thousand and an increase in depreciation expense of $69 thousand.

General and administrative expense for the third quarter of 2010 included non-cash depreciation and amortization expense of $883 thousand and $46 thousand in non-cash amortization of deferred stock compensation.  The comparative non-cash expenses recorded in the third quarter of 2009 were $815 thousand and $223 thousand, respectively.

LOSS FROM OPERATIONS

The loss from operations for the quarter ended September 30, 2010 was $279 thousand compared to $1.3 million in the same quarter in 2009 an improvement of $1 million.  The reduction of $1 million was due to an increase in net sales of $370 thousand and a decrease in operating expenses of $651 thousand as discussed above.  The 2010 3rd quarter loss from operations of $279 thousand included non-cash stock expense of $46 thousand and non-cash depreciation of $883 thousand and non cash conversion fee amortization expense of $32 thousand for a total of non-cash charges of $961 thousand.  The loss from operations for the same quarter in 2009 of $1.3 million included similar non-cash charges totaling $1.1 million.

OTHER INCOME/EXPENSES

The Company recorded $1.5 million in net other expense for the quarter ended September 30, 2010 compared to $1.2 million in net other expense for the same quarter in 2009. The increase in other expense of $297 thousand was primarily due to the increase in interest expense of $289 thousand a result of debt refinancing in 2009.

NET LOSS

The net loss for the Company for the quarter ended September 30, 2010 was $1.8 million compared to a net loss of $2.5 million for the same quarter in 2009, a difference of $724 thousand. The difference is primarily due to an increase in gross profit of $371 thousand, and a decrease in operating expenses of $651 thousand, offset by an increase in interest expense of $289 thousand.

The following is a comparative table of income statements for the nine months ended September 30, 2010 and 2009.  Below is a discussion and analysis of the period-over-period changes.

	Nine Months Ended		Change in
	September 30,		Comparative 9 Months
	2010	2009	2010-2009%

Gross Sales	$19,641,705	$18,282,464	$1,359,241	7.4%
Returns and Allowances	(3,849,919)	(3,232,094)	(617,825)	19.1%
Net Sales	15,791,786	15,050,370	741,416	4.9%
Cost of sales	(9,178,410)	(8,455,802)	(722,608)	8.5%
Gross Profit	6,613,376	6,594,568	18,808	0.3%
Gross profit % of net sales	41.9%	43.8%	-1.9%

Operating expenses:
Selling and marketing	(2,486,376)	(3,592,109)	1,105,733	-30.8%
General and administrative*	(7,730,792)	(7,021,506)	(709,286)	10.1%
Total operating expenses	(10,217,168)	(10,613,615)	396,447	-3.7%

Loss from operations**	(3,603,792)	(4,019,047)	415,255	-10.3%

Other income (expenses):
Interest income	367	17,949	(17,582)	-98.0%
Interest expense***	(4,427,700)	(7,724,482)	3,296,782	-42.7%
Loss from derivatives	8,708	37,971	(29,263)	-77.1%
Other income	37,946	1,350,132	(1,312,186)	-97.2%
Gain/(loss) on disposal of assets	(19,920)	(70,584)	50,664	-71.8%
Total other expense	(4,400,599)	(6,389,014)	1,988,415	-31.1%

Net loss	$(8,004,391)	$(10,408,061)	$2,403,670	-23.1%

*For the nine months ended September 30, 2010, general and administrative expenses include $716,636 in salary, benefit and non-cash stock compensation expense related to the severance agreement with its former CEO.

**For the nine months ended September 30, 2010, loss from operations includes non-cash stock expense of $523,788, non-cash deferred compensation expense of $250,000, $60,238 non-cash stock expense for services, non-cash depreciation and amortization expense of $2,636,077 and non-cash conversion fee amortization of $101,814 for a total of non-cash charges of $3,571,971.  Adding back these non-cash items results in non-GAAP loss from operations of $31,875 for the first nine months of 2010.  For the nine months ending September 30, 2009, the comparative non-GAAP loss from operations was $709,421.

***For the nine months ended September 30, 2010, interest expense of $4,427,700 includes non-cash amortization of debt discount on long-term debt of $1,720,714. Excluding the non-cash amortization of debt discount and amortization of financing fees, the Company’s interest expense for the third quarter 2010 was $2,706,986.

GROSS SALES

In the first nine months of 2010, the Company achieved gross sales (revenue) of $19.6 million, an increase of $1.4 million, or 7.4% growth, over the same period in 2009.  The Company’s 2010 gross sales for hot and iced dispensed products were $18.3 million, an increase of 9.4% over dispensed sales of $16.7 million in the same period of 2009.  This increase was primarily the result of an increase in through-put, defined as revenue cases per month per location, of both its owned and non-owned customer locations.  The Company’s non-dispensed product gross sales for the nine months ending September 30, 2010 were $1.2 million compared to $1.4 million in the same period prior year, a decrease of 14.5% from the same period in 2009.

MARKETING ALLOWANCES, DISCOUNTS AND RETURNS

In the first nine months of 2010, the Company’s marketing allowances, discounts and returns were $3.8 million, an increase of $618 thousand versus the same period in the prior year.  Marketing allowances included non-cash conversion fee amortization of $101 thousand and $118 thousand for the nine month period ended September 30, 2010 and 2009, respectively.  Marketing allowances represented 19.6% of gross sales in the first nine months of 2010 versus 17.7% for the same nine months in 2009.  This increase reflects the Company's higher sales to national account and chain customers which earn higher negotiated pricing adjustments when the Company sells its products into these networks.

NET SALES

In the third quarter of 2010, the Company’s net sales increased to $15.8 million or $741 thousand over the $15.1 million in the same period for 2009.  The increase was the results of increased gross sales of $1.4 million offset by increased marketing allowances of $618 thousand.

GROSS PROFIT MARGIN

The Company’s gross profit was $6.6 million and gross profit margin was 41.9% of net sales for the nine months ended September 30, 2010 and 43.8% of net sales for the nine months ended September 30, 2009.  The decline in gross margin was due to increased cost of goods for coffee beans, sugar and certain packaging materials and increased expense related to removal, refurbishment, shipping and re-installation of dispensers from low through-put locations to higher productivity locations.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the nine months ended September 30, 2010, were $2.5 million compared to $3.6 million in the same quarter in 2009.  The decrease of $1.1 million or 30.8% was attributable to a decrease of $604 thousand for payroll and benefits, decreased expenditures for tradeshows, printing costs and sales supplies of $233 thousand and decreased travel and entertainment expenses of $293 thousand offset by an increase in variable marketing and promotion expenses of $26 thousand.  Selling and marketing expenses in the nine months ended September 30, 2010 have declined as a percentage of net sales to 15.7% from 23.9% in the same nine months last year or an 8.2 percentage point improvement.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2010 were $7.7 million compared to $7.0 million in the same nine months in 2009. The increase was primarily due to one time expenses of $716 thousand recorded in connection with the severance agreement with our former CEO.

General and administrative expense for the nine months ended September 30, 2010 included non-cash depreciation and amortization expense of $2.6 million, non-cash compensation expense related stock issuances of $526 thousand, and amortization of previously paid retention bonuses of $250 thousand.

The general and administrative expenses for the nine months ended September 30, 2010 included one-time severance expenses for the departure of our CEO which is comprised of: $373 thousand in payroll and benefits costs payable through May 2011, $315 thousand for the write-off of unamortized non-cash deferred compensation due to vesting of shares and $27 thousand in non-cash stock issuance expense.

LOSS FROM OPERATIONS

The loss from operations for the nine months ended September 30, 2010 was $3.6 million compared to $4 million for the same period in 2009.  The $415 thousand reduction in loss from operations was primarily the result of decreases in selling and marketing expense.  The 2010 nine month loss from operations included non-cash expenses of $3.5 million.  The similar non-cash expenses included in the loss from operations for the same nine months of 2009 were $3.3 million.

OTHER INCOME/EXPENSES

The Company recorded $4.4 million in net other expense for the nine months ended September 30, 2010 compared to $6.4 million in net other expense for the same nine months in 2009. The decrease in other expense of $2.0 million was primarily due to a decrease in interest expense of $3.3 million, and a decrease of $1.3 million in other income both the result of restructuring of debt in 2009.

NET LOSS

The net loss for the Company for the nine months ended September 30, 2010 was $8.0 million compared to a net loss of $10.4 million for the same nine months in 2009, a difference of $2.4 million. The difference is primarily due to a decrease of $3.3 million in interest expense and a decrease of $1.3 million in other income both the result of 2009 debt refinancing and severance expenses for our former CEO of $716 thousand.

LIQUIDITY AND CAPITAL RESOURCES

The Company products are dispensed in locations such as 7-Eleven, Compass/Foodbuy, Med Assets Supply Chain Systems, Consorta, Amerinet, Premier Healthcare and multiple other leading convenience stores, hotel, hospital, health care, and casino customers.

The Company has experienced net losses and negative cash flows from operations since inception through September 30, 2010; it has an accumulated deficit of $88.4 million and has consumed cash from operations and financing in excess of $40.8 million.  It has financed operations since inception primarily through capital contributions, related-party loans, private-placements of its Common Stock, debt offerings and net sales.

The Company’s third quarter 2010 operating results showed improvement in gross sales, net sales, reduced selling and marketing expenses and reduced net loss. Despite this, the Company has limited cash and cash equivalent assets, its current liabilities exceed its current assets and it has significant debt service obligations. The Company is delaying cash payments to certain of its vendors and debt holders to insure that its sales and operations continue as it enters its seasonally low sales quarters.   Without restructuring its capitalization, receiving an infusion of new capital or credit, or some other relief, the Company will not likely be able to meet either it’s near term or long term debt obligations.  The Company has secured an independent financial advisory firm to assist it in developing and implementing a plan of restructure and recapitalization.

In March 2010, the executives forfeited 1.1 million shares of unvested common stock so that the Company could use those shares to fund $295 thousand of its $3.5 million commitment to pay the debt service payments due on its eight year notes due in April 2010.  Currently, the Company intends to continue to use the $3.5 million commitment to fund the quarterly debt service payments on a portion of the eight year notes.

The Company used $460 thousand from cash and cash equivalents in operating activities in the nine months ending September 30, 2010, versus using $3.0 million in the same period in 2009.  The decrease in cash used during 2010 is related primarily to the improved results from operations and the delaying of cash payments to vendors.

TRENDS AND GENERAL CONSIDERATIONS

Coffee consumption by U.S. beverage drinkers is growing roughly in line with the population.  However, a sustained trend of the last 10 years has been coffee industry revenue growing more rapidly than cups served as some consumers are clearly trading up to more expensive specialty coffees typically serviced in specialty retail stores.  A trend that has benefited the Company is a substantial increase in the number of outlets serving and in consumption of iced coffee in place of other non-carbonated beverage choices.

Green coffee bean commodity market prices this year have continued to climb with the “c” market contract price on March 31, 2010 closing at $1.32 and September 30, 2010 closing at $1.83 or a 34.6% increase.  Coffee bean costs are the largest cost component of the Company's product costs and the rise in green coffee bean prices has increased the Company’s cost of goods.  Effective September 1st, following other coffee sellers and to help maintain gross margins, the Company increased product prices by 3-6%.  Fundamental indicators for green coffee suggest continued constrained supplies and potential rising prices due to, among other things, adverse weather and other growing conditions, pests, and declining arable land primarily in Central American growing regions.  If this trend continues the Company anticipates it will be able to increase product prices to compensate for the additional commodity costs increases, but there are no guarantees that such price increases will be accepted by its customers.

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

As of September 30, 2010, the LLC had purchased 896 dispensers with 854 of them still in service.  The Company incurred dispenser rental expense of $546,120 for the nine months ended September 30, 2010 and 2009, respectively.

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

Green coffee prices are subject to substantial price fluctuations due to various factors including weather and political and economic conditions in coffee-producing countries.  Gross profit margins can be impacted by growing conditions and changes in the price of green coffee.  The Company enters into commitments with coffee brokers to purchase, on a forward-looking basis, commercial grade coffees, which gives the Company significant flexibility in selecting the date of the market price and timing of delivery.   Depending on demand and the condition of the coffee markets, Javo will generally make commitments for one to nine months ahead; as of September 30, 2010, the Company had commitments for green coffee beans and soluble into the third quarter of 2010 for approximately $1.9 million or 1.1 million pounds.  If the Company does not take possession of the committed coffee as scheduled the Company will incur a monthly storage fee of approximately $0.01 per pound per month until delivered.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2010, the Company management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15-d-15(b) of the Securities Exchange Act of 1934, as amended.

Changes in Internal Control Over Financial Reporting

The Company added internal review procedures to insure proper disclosures are included in filings.  Specifically, the Company will insure that numbers disclosed in filings tie to the final workpapers, that properly executed certifications are presented, and that appropriate attestation and opinions are included.

PART II       OTHER INFORMATON

ITEM 1.    LEGAL PROCEEDINGS

At the present time the Company has no material pending legal proceedings.  However, from time to time, the Company may become involved in various litigation matters arising out of the normal conduct of its business, including litigation relating to commercial transactions, delayed vendor and debt payments, contracts, employment disputes and other matters.

ITEM 1A.     RISK FACTORS

Subsequent to the filing of our report on Form 10-K for 2009, we have supplemented and revised the risk factors to include:

●	The Company has currently delayed payments to certain vendors and debt holders and may continue to do so.
●	The Company’s ability to restructure its capitalization to match its capacity to generate cash flow to the amount of it debt payment obligations.
●	The terms and/or availability of financing and potential actions of the Company’s creditors and equity holders in response to efforts to restructure the Company’s capitalization.

ITEM 6.    EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vista, California, on November 9, 2010.

Javo Beverage Company, Inc.,
a Delaware corporation

By: /s/ Stanley L. Greanias
Stanley L. Greanias
Its: Chief Executive Officer

By: /s/ Richard A. Gartrell
Richard A. Gartrell
Its: Chief Financial Officer